Form 10QSB
period 1999-06-30
WHOLE LIVING INC
filed 1999-08-16
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999
Commission File Number 000-26973


                        WHOLE LIVING, INC.
              --------------------------------------
      (Exact name of registrant as specified in its charter)


              Nevada                                87-0621709
              ------                                ----------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

         1185 South Mike Jense Circle, Provo, Utah 84601
         ------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

                          (801) 342-3300
                          --------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes X   No   , and (2) has been
subject to such filing requirements for the past 90 days.  Yes     No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of June 30, 1999, the Issuer had issued and outstanding an aggregate of 10,299,000 common voting shares, par value $0.001

                  PART I.  FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

     The unaudited financial statements of Whole Living, Inc. (the "Company") for the quarter ended June 30, 1999 as follows:



                        Whole Living, Inc.

                       Financial Statements

                    June 30, 1999 (unaudited)
                               and
                         December 31, 1998

                         C O N T E N T S


Accountants' Report ..................................... 3

Balance Sheets ...........................................4

Statements of Operations .................................6

Statements of Stockholders' Equity....................... 7

Statements of Cash Flows .................................8

Notes to the Financial Statements ....................... 9

                          <Letterhead of
                   CROUCH, BIERWOLF & CHISHOLM
                   Certified Public Accountants
                   50 West Broadway, Suite 1120
                    Salt Lake City, Utah 84101
                      office (801) 363-1175
                       Fax: (801) 363-0615>

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying balance sheet of Whole Living, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows from inception on November 25, 1998 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whole Living, Inc. as of December 31, 1998 and the results of its operations and cash flows from inception on November 25, 1998 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company's short operating history and operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
February 23, 1999

                        Whole Living, Inc.
                          Balance Sheet

                              ASSETS
                             -------
                                             June 30         December 31
                                               1999             1998
                                          --------------   ---------------
CURRENT ASSETS                             (unaudited)

   Cash (Note 1)                          $      44,905    $       68,205
   Accounts receivable                           56,038             1,044
   Inventory (Note 1)                           209,337            93,995
   Prepaid expenses                              85,954                -
                                          --------------   ---------------
     Total Current Assets                       396,234           163,244
                                          --------------   ---------------
PROPERTY & EQUIPMENT (Note 2)                   260,423           167,322
                                          --------------   ---------------
OTHER ASSETS

    Goodwill (Note 1)                            60,062            43,295
                                          --------------   ---------------
     TOTAL ASSETS                         $     716,719    $      373,861
                                          ==============   ===============
The accompanying notes are an integral part of these financial statements.

                        Whole Living, Inc.
                     Balance Sheet continued


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

                                             June 30         December 31
                                              1999              1998
                                          --------------   ---------------
CURRENT LIABILITIES                        (unaudited)

   Accounts payable                       $      89,956    $       36,790
   Accrued expenses                             153,140            55,954
   Current portion of long-term
     liabilities (Note 3)                       448,304           127,657
                                          --------------   ---------------
     Total Current Liabilities                  691,400           220,401
                                          --------------   ---------------

LONG TERM LIABILITIES (Note 3)


   Notes payable-related party                  390,000            50,000
   Notes payable                                 47,051            70,872
   Capital lease obligations                     11,253            14,502
   Less current portion                        (448,304)         (127,657)
                                          --------------   ---------------
     Total long term Liabilities                     -              7,717
                                          --------------   ---------------
     TOTAL LIABILITIES                          691,400           228,118
                                          --------------   ---------------

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000
    shares $.001 par value, issued and
    outstanding 10,299,000 and 11,100
    shares, respectively                         10,299                11
   Additional paid in capital                   990,700           200,989
   Retained earnings                           (975,680)          (55,257)
                                          --------------   ---------------
     Total Stockholders' Equity                  25,319           145,743
                                          --------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $     716,719    $      373,861
                                          ==============   ===============

The accompanying notes are an integral part of these financial statements.

                        Whole Living, Inc.
                     Statement of Operations


                                                           From inception
                                                             on November
                                           For the Six         25, 1998
                                           Months Ended        through
                                             June 30         December 31,
                                               1999             1998
                                          --------------   ---------------
                                            (unaudited)

REVENUES                                  $   1,033,498    $      163,074

COST OF SALES                                   288,321            65,407
                                          --------------   ---------------
GROSS PROFIT                                    745,177            97,667
                                          --------------   ---------------
SELLING EXPENSES                                675,477            54,755

RESEARCH & DEVELOPMENT                            1,047            10,040

GENERAL & ADMINISTRATIVE EXPENSES               982,777            87,902
                                          --------------   ---------------
TOTAL OPERATING EXPENSES                      1,659,301           152,697
                                          --------------   ---------------
OPERATING LOSS                                 (914,124)          (55,030)
                                          --------------   ---------------
OTHER INCOME AND (EXPENSES)
   Interest expense                              (1,109)             (227)
   Interest income                                  900                 -
   Loss on sale of asset                         (6,090)                -
                                          --------------   ---------------
     Total Other Income and (Expenses)           (6,299)             (227)
                                          --------------   ---------------
LOSS BEFORE INCOME TAXES                       (920,423)          (55,257)

PROVISION FOR INCOME TAXES (Note 1)                  -                  -
                                          --------------   ---------------
NET LOSS                                  $    (920,423)   $      (55,257)
                                          ==============   ===============
NET LOSS PER SHARE                        $       (0.27)   $        (4.98)
                                          ==============   ===============
WEIGHTED AVERAGE OUTSTANDING SHARES           3,440,733            11,100
                                          ==============   ===============

The accompanying notes are an integral part of these financial statements.

                        Whole Living, Inc.
                    Statement of Stockholders' Equity
     From Inception on November 25, 1998 through December 31, 1998, and June 30,1999 (unaudited)

                                                                    Additional   Retained
                                                Common Stock        Paid in      Earnings
                                             Shares       Amount    Capital      (Deficit)
                                         ------------- ------------ ------------ -------------
Beginning Balance November 25, 1998                 -  $         -  $         -  $          -

November 1998-Shares issued to
 organizers for services                        9,400            9          991             -

December 1998-Shares issued for cash            1,700            2      199,998             -

Net (Loss) from inception on
   November 25, 1998 through
   December 31, 1998                                -            -            -       (55,257)
                                         ------------- ------------ ------------ -------------
Balance on December 31, 1998                   11,100           11      200,989       (55,257)

Reorganization adjustment                  10,287,900       10,288      789,711             -

Net (Loss) for the three months
 ended June 30,1999                                 -            -            -      (920,423)
                                         ------------- ------------ ------------ -------------
Balance on June 30, 1999                   10,299,000  $    10,299  $   990,700  $   (975,680)
                                         ============= ============ ============ =============



   The accompanying notes are an integral part of these financial statements.


                        Whole Living, Inc.
                     Statement of Cash Flows

                                                               From inception
                                           For the Six          on November
                                             Months               25, 1998
                                             Ended                through
                                            June 30              December 31
                                             1999                  1998
                                          --------------     ----------------
Cash Flows From Operating Activities      (unaudited)

Net income (loss)                         $    (920,423)     $       (55,257)
Non-cash items:
   Depreciation & amortization                   24,325                2,581
   Stock issued for services                         -                 1,000
(Increase)/decrease in current assets:
   Accounts receivable                          (54,994)              (1,044)
   Inventory                                   (115,342)             (93,995)
   Prepaid expenses                             (85,954)                   -
Increase/(decrease) in current liabilities:
   Accounts payable                              53,166               36,790
   Accrued expenses                              97,186               55,954
                                          --------------     ----------------
     Net Cash Provided (Used) by
       Operating Activities                  (1,002,036)             (53,971)
                                          --------------     ----------------
Cash Flows from Investing Activities

  Cash paid for Property and Equipment         (117,427)             (71,510)
  Cash paid for Goodwill                        (16,767)             (43,295)
                                          --------------     ----------------
     Net Cash Provided (Used) by
       Investing Activities                    (134,194)            (114,805)
                                          --------------     ----------------
Cash Flows from Financing Activities

  Cash received from stock issuance             800,000              200,000
  Cash received from debt financing             340,000               50,000
  Principal payments on long-term debt          (27,070)             (13,019)
                                          --------------     ----------------

     Net Cash Provided (Used) by
       Financing Activities                   1,112,930              236,981
                                          --------------     ----------------
    Increase/(decrease) in Cash                 (23,300)              68,205

Cash and Cash Equivalents at
   Beginning of Period                           68,205                   -
                                          --------------     ----------------
Cash and Cash Equivalents at
   End of Period                          $      44,905      $        68,205
                                          ==============     ================

Supplemental Cash Flow Information:
  Cash paid for interest                  $          -       $            -
  Cash paid for income taxes              $          -       $            -
Non-cash financing transaction:
  Purchase of equipment with lease
   obligations and notes                  $          -       $       101,393

The accompanying notes are an integral part of these financial statements.

                        Whole Living Inc.
                 Note to the Financial Statements
                        December 31, 1998


NOTE 1 - Summary of Significant Accounting Policies

     a.     Organization

          Whole Living, Inc. (the Company) was incorporated on November 25, 1998 in the state of Utah. On November 30, 1998, the Company acquired the assets, leases, product line and name of Brain Garden, L.L.C., a Utah limited liability company engaged in the marketing and distribution of various natural food products, oils and bath salts. The Company does business under the name of Brain Garden, and maintains its headquarters in Provo, Utah.

     b.     Recognition of Revenue

          The Company recognizes income and expense on the accrual basis of accounting.

     c.     Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.     Provision for Income Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $55,000 that will be offset against future taxable income. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

          Deferred tax assets and the valuation account is as follows at December 31, 1998:

                                                December 31,
                                                  1998
                                                -----------
     Deferred tax asset:
        NOL carryforward                        $    18,700
     Valuation allowance                            (18,700)
                                                ------------
     Total                                      $        -
                                                ------------

     e.     Cash and Cash Equivalents

          The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                        Whole Living Inc.
                 Note to the Financial Statements
                        December 31, 1998

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     f.     Property and Equipment

          Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations.

          The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31,1998 is $2,581.

     g.     Inventory

           Inventory is recorded at the lower of cost or market and consists primarily of consumable food products and ingredients.

     h.     Fair Value of Financial Instruments

          Unless other indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     i.     Goodwill

          The Company recorded goodwill in the acquisition of the assets of Brain Garden, LLC, due to the excess cost paid over the estimated value of assets acquired. Goodwill is being amortized over 5 years on a straight-line method, to begin in 1999.

     j.     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on managements estimates. Actual results could differ from those estimates.

                        Whole Living Inc.
                 Note to the Financial Statements
                        December 31, 1998

NOTE 2 - Property & Equipment

      Property and equipment consists of the following at December 31, 1998:

                                                     December 31,
                                                        1998
                                                    --------------

      Office equipment & furnishings                $      33,682
      Office furniture & fixtures                          34,829
      Software                                             86,379
      Leased equipment                                     15,014
                                                    --------------
                                                          169,904



       Less:
        Accumulated depreciation                           (2,332)
        Accumulated depreciation - leased equipment          (250)
                                                   ---------------
      Total Property & Equipment                   $      167,322
                                                   ===============
NOTE 3 - Long-Term Liabilities

     Long Term Liabilities are detailed in the following schedules as of December 31, 1998:

     Notes payable related party is detailed as follows:      December 31
                                                                1998
                                                              -------------
     Note payable to a shareholder of the Company,
     non-interest bearing, due upon demand and
     unsecured                                                $     50,000
                                                              -------------
     Total notes payable - related party                            50,000
                                                              -------------
     Notes Payable are detailed as follows:

     Note payable to a corporation, non-interest
     bearing, due within 60 days of delivery of
     software, unsecured                                      $     70,872
                                                              -------------

                        Whole Living Inc.
                 Note to the Financial Statements
                        December 31, 1998

NOTE 3 -  Long-Term Liabilities (continued)

     Capital lease obligations are detailed in the following schedule as of December 31, 1998:
                                                              December 31,
                                                                  1998
                                                              --------------
     Capital lease obligation to a corporation
     for computer equipment, lease payments due
     monthly of $435 through February 2000,
     bears interest at 18%, secured by computer
     equipment.                                               $      5,401

     Capital lease obligation to a corporation
     for computer equipment, lease payments
     due monthly of $304 through April 2002,
     bears interest at 18%, secured by equipment.                    9,101
                                                               -------------
     Total Lease Obligations                                        14,502
                                                               -------------
     Total long term liabilities                                   135,374

     Less current portion of:
       Notes payable - related party                                50,000
       Notes payable                                                70,872
       Capital lease obligations                                     6,785
                                                               -------------
     Total current portion                                         127,657
                                                               -------------
     Net Long Term Liabilities                                 $     7,717
                                                               =============
     Future minimum principal payments on notes payable and notes payable-related party are as follows:

                              1999                             $   120,872
                                                               -------------
     Total notes payable and notes payable-related party       $   120,872
                                                               -------------

     Future minimum lease payments are as follows at December 31, 1998:

          1999                                                       8,871
          2000                                                       4,471
          2001                                                       3,651
          2002                                                       1,217
                                                               -------------
                                                                    18,210
          Less portion representing interest                        (3,708)
                                                               -------------
          Total                                                $    14,502
                                                               -------------

                        Whole Living Inc.
                 Note to the Financial Statements
                        December 31, 1998

NOTE 4 - Commitments and Contingencies

               The Company is committed for their office facilities. Monthly lease payments are due of $4,886 on a month to month basis. Subsequent to the audit, the Company moved their facilities to Provo, Utah.

          The Company sales and distributes its products through independent distributors. The Company is committed to a guaranteed monthly distributors bonus of $5,000 to one of its distributors. The agreement has no termination date.

NOTE 5 - Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a short operating history and net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds through a merger with a public company and market it's products aggressively.

NOTE 6 - Related Party Transactions

          Mark Comer, a shareholder of the Company, advanced $50,000 to the Company for operating capital. The entire amount is payable at December 31, 1998 and is due upon demand.

NOTE 7 - Subsequent Events

          Subsequent to the audit date, the Company received $650,000 in advances from Whole Living, Inc., a Nevada public corporation in anticipation of a merger to be completed by June 30, 1999.

NOTE 8 - Unaudited Information

          Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1999. The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the six months ended June 30, 1999. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                        Whole Living Inc.
                 Note to the Financial Statements
                        December 31, 1998

NOTE 9 - Principles of Consolidation

          The June 30, 1999 unaudited financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiary Whole Living, Inc. (Utah). All intercompany transactions and balances have been eliminated in the consolidation.

NOTE 10 - Reverse Acquisition

               Effective March 24, 1999 the Company entered into an agreement to merge with Whole Living, Inc. a Nevada Corporation (WLN). Pursuant to the merger, WLN issued 6,000,000 shares of common stock to the shareholders of the Company for all outstanding stock of the Company. The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor. A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN.



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of a number of factors discussed below.

     Overview. We are a network marketing company involved in the distribution and sale of proprietary whole food, personal care and educational products. Our revenue is primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials from us for personal use or for resale to customers or sponsored distributors. We realize revenue when products are shipped and title passes to our customers or our independent distributors. Revenue is net of returns, which have historically been less than 1% of gross sales. Distributor commissions are paid to several levels of distributors on each product sale. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. (See "Business - Distribution Network," above.) These incentives are classified as operating expenses.

     Costs of sales primarily consist of the cost of the products purchased from third-party vendors and distributor commissions. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. The overall payout average has been approximately 35% of product sales. Also, distributor commissions include the cost of computing and paying commissions as well as the cost of various incentive programs for distributors which may include the cost of trips to our conventions and other incentives paid to distributors for achieving certain sales goals.

Reverse Merger Treatment

     In May of 1999 we merged with a Utah corporation, Whole Living, Inc., doing business as Brain Garden (the "Brain Garden"). Whole Living, the Nevada corporation, was the surviving entity in that transaction. At the time of the merger, Brain Garden owned a significant portion of the products we currently sell. Accordingly, in conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Brain Garden. We will use Brain Garden's fiscal year of December 31 rather than March 31. The following discussions will be based upon the audited financials for Whole Living for the fiscal years ended March 31, 1999 and 1998. The discussions regarding the six month interim period ended June 30, 1999 will be based upon the unaudited financials which reflect the operations of the merged corporations.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through sales of our common stock and debt. As of the fiscal year ended March 31, 1999 we had $150,000 in cash and total assets of $800,000 with no liabilities. During the interim period ended June 30, 1999, we posted cash amounts of $44,905 and total current assets of $396,234, with current liabilities of $691,400, resulting in a negative net worth of $295,166. Our operating loss for that period was $914,124 and was funded primarily by an advance of $650,000 to Brain Garden by Whole Living and a loan of $340,000. (See, "Certain Relationships and Related Transactions.") We currently do not have any material capital commitments.

     Results of Operations. The following table summarizes the results of operations for the years ended December 31, 1997 and 1998 and for the interim period ended June 30, 1999 and 1998.

                                                     Interim          Interim
                   Year ended       Year ended       Period Ended     Period Ended
                   December 31,     December 31,     June 30,         June 30,
                   1997             1998             1998             1999
                   ------------     ------------     ------------     ------------
Revenues               0            163,074             163,074       1,033,498

General &
Administrative         0             87,902              87,902         982,777

Total
Operating
Expense                0            152,697             152,697       1,659,301

Operating
Income (Loss)          0            (55,030)            (55,030)       (914,124)

Other Income
Net Profit (loss)      0               (227)               (227)         (6,299)


     We believe we have sufficient resources to continue our operations, product development, and sales and marketing development for the next twelve months. We expect to fund growth from internal cash flows if growth remains relatively moderate (20% to 50% per month). However, if we experience growth rates in excess of 50% per month, we will need to seek additional external financing. We might also require external financing to fund the development of Whole Learning programs if market research shows strong demand for the proposed products.

     Internal cash flows will be dependent on a number of factors: 1) our ability to develop successful new product lines; 2) our ability to encourage our distributors to sponsor new distributors and increase their own personal sales; 3) regulatory changes; and 4) our ability to remain competitive in our markets. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

     If additional funds are needed, we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. We have not investigated the availability, source or terms for additional financing. If we raise funds through the sale of our common stock, our then current shareholders may experience dilution in the value per share of their common stock. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Results of Operations

     Prior to our merger with Brain Garden, we did not generate any revenues during the fiscal years 1998 and 1999. Brain Garden was incorporated in November of 1998 and thus has a short history of operations prior to the merger. Accordingly, we are unable to present a meaningful comparative analysis of our operations from year to year or quarter to quarter. Since Brain Garden is the accounting survivor, we will present a comparison of the operations of Brain Garden for the fiscal year ended December 31, 1998 and our interim six month period ended June 30, 1999.

     We posted a net loss of $920,423 for the interim period, compared to a net loss of $55,257 at the end of the fiscal year. Our revenues during the interim period were $1,033,498 compared to $163,074 at year's end. Our gross profit for the interim period was $745,177, compared to the year end amount of $97,667. Our operating expenses totaled $1,659,301 for the interim period as compared to $152,697 at year's end. The increase is operating expenses is a result of general administrative costs which jumped from $87,902 to $982,777, and selling expenses which increased from $54,755 to $675,477. The increase in operating expenses is due primarily to: 1) expenditures to create and support the infrastructure and systems to support expected revenue levels; 2) costs to develop the distributor network, and 3) product and sales and marketing program development.

     We anticipate our operating losses to continue until we develop a larger distributor network, produce new marketing and sales materials and develop new product lines. However, we also expect our revenues to increase as a result of our efforts to build a larger distributor network and expand our product lines. This rise in revenues will likely be offset by increased operating expenses due to additional burdens on our managerial, accounting, and support personnel. Also, by becoming a fully reporting company we will add additional expenses to our operations, including the expense of filing this registration statement, preparing annual reports and preparation and filing of Form 10K's and 10Q's.

Seasonal Aspects

     In the direct selling industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in the past we have not experienced a decrease in sales during these time periods and are unsure how the industry-wide fluctuations will affect our business in the future.

     Year 2000 Compliance. The Company has completed a review of its computer systems and operations to determine the extent to which its business will be vulnerable to potential errors and failures as a result of the "year 2000" problem. The Company has concluded, based on the review of its operations and computer systems, that its significant computer programs and operations will not be materially affected by the Year 2000 problem, and that it can modify or replace the programs that will be affected by the end of 1999 at a cost which will not be significant. Under a reasonably likely worst case scenario, however, the Company's computer systems and/or operations could be materially affected by the Year 2000 problem.

                    PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     On July 26, 1999, Sharon Baez, an individual, filed a complaint in the Fourth District Court, Provo Department, State of Utah, naming Don V. Tolman, individually and as agent for The Brain Garden, LLC, and Whole Living, Inc. dba Brain Garden, a Nevada Corporation, as defendants. Ms. Baez alleges breach of contract and unjust enrichment by the defendants. The complaint claims that Mr. Tolman, as CEO and President of Brain Garden, LLC. entered into an agreement with Ms. Baez on September 22, 1998. Per the agreement, Ms. Baez loaned $121,264.34 to Mr. Tolman and he agreed to repay the principal amount, with 10% interest, with monthly payments. Ms. Baez claims Mr. Tolman failed to complete the repayment schedule. In addition, the complaint alleges that Whole Living, Inc. contacted persons who had loaned money to Mr. Tolman and had offered to refund their money. Ms. Baez claims she did not receive such an offer. Ms. Baez seeks $113,966.81, pre-judgment interest of 10% per annum and post-judgment interest at the maximum legal rate until all amounts due and owing are paid in full. We disclaim any liability and have referred this matter to our legal counsel.

ITEM 2 CHANGES IN SECURITIES

     None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 OTHER INFORMATION

     None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are attached hereto and incorporated herewith.


Exhibit #                    Description
---------                    -----------
 27                          Financial Data Schedule

     No Reports on 8-K were filed during the quarter ended June 30, 1999.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 16th day of August 1999.


WHOLE LIVING, INC.


    /s/ Ron Williams
By:_________________
   Ron Williams, President