Form 10QSB
period 1999-09-30
WHOLE LIVING INC
filed 1999-11-15
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended: September 30,1999
     Commission File No. 0-26973

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Whole Living, Inc.
      (Exact name of registrant as specified in its charter)

                  Nevada                         87-0621709
       (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)       Identification No.)



          1185 S. Mike Jense Circle
             Provo, Utah                                84601
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (801) 342-3300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), [X] Yes [ ] No and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    As of the date of filing of this report, the Registrant had a total of 10,709,000 shares of common stock issued and outstanding.

     References in this quarterly report to "Whole Living" "we," "us," and "our" refer to Whole Living, Inc.

     This Form 10Q-SB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10Q-SB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the industries in which Whole Living may participate; competition within Whole Living's chosen industry, including competition from much larger competitors; technological advances and failure by Whole Living to successfully develop business relationships.



PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Whole Living, Inc.

Financial Statements

September 30, 1999

C O N T E N T S


Accountants' Report                      3

Balance Sheets                           4

Statements of Operations                 6

Statements of Stockholders' Equity       7

Statements of Cash Flows                 8

Notes to the Financial Statements        9

                   CROUCH,  BIERWOLF & CHISHOLM
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                      Office (801) 363-1175
                        Fax (801) 363-0615

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Whole Living, Inc.

The accompanying balance sheets as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the periods ended September 30, 1999 and from inception through September 30, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 23, 1999.

Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
October 28, 1999

                        Whole Living, Inc.
                          Balance Sheet

                              ASSETS

                                                  September 30    December 31
                                                     1999            1998
                                                  -------------   ------------
CURRENT ASSETS                                     (unaudited)

   Cash                                           $    176,027    $    68,205
   Accounts receivable                                 109,443          1,044
   Inventory                                           503,726         93,995
   Prepaid expenses                                     74,354             -
                                                  -------------   ------------
     Total Current Assets                              863,550        163,244
                                                  -------------   ------------
PROPERTY & EQUIPMENT                                   300,802        167,322
                                                  -------------   ------------
OTHER ASSETS

    Goodwill                                            60,062         43,295
    Prepaids                                            16,500             -
                                                  -------------   ------------
       Total Other Assets                               76,562         43,295
                                                  -------------   ------------
     TOTAL ASSETS                                 $  1,240,914    $   373,861
                                                  =============   ============

The accompanying notes are an integral part of these financial statements.

                        Whole Living, Inc.
                     Balance Sheet continued

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30    December 31
                                                     1999            1998
                                                  -------------   ------------
CURRENT LIABILITIES                               (unaudited)

   Accounts payable                               $    204,890    $    36,790
   Accrued expenses                                    238,865         55,954
   Current portion of long-term liabilities            593,112        127,657
                                                  -------------   ------------
     Total Current Liabilities                       1,036,867        220,401
                                                  -------------   ------------
LONG TERM LIABILITIES

   Notes payable-related party                         540,000         50,000
   Notes payable                                        44,139         70,872
   Capital lease obligations                             8,973         14,502
   Less current portion                               (593,112)      (127,657)
                                                  -------------   ------------
     Total long term Liabilities                            -           7,717
                                                  -------------   ------------
     TOTAL LIABILITIES                               1,036,867        228,118
                                                  -------------   ------------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     $.001 par value, issued and outstanding
     10,709,000 and 11,100 shares, respectively         10,709             11
   Additional paid in capital                        1,506,790        200,989
   Retained earnings                                (1,313,452)       (55,257)
                                                  -------------   ------------
     Total Stockholders' Equity                        204,047        145,743
                                                  -------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,240,914    $   373,861
                                                  =============   ============

The accompanying notes are an integral part of these financial statements.

                        Whole Living, Inc.
                     Statements of Operations

                                                                        From inception
                                                                        on November
                                        For the Three   for the Nine    25, 1998
                                        Months Ended    Months Ended    through
                                        September 30    September 30    September 30
                                           1999             1999        1999
                                        --------------- --------------- --------------
REVENUES                                $    1,049,591  $    2,083,089  $   2,246,163

COST OF SALES                                  193,807         491,974        557,381
                                        --------------- --------------- --------------
GROSS PROFIT                                   855,784       1,591,115      1,688,782
                                        --------------- --------------- --------------
SELLING EXPENSES                               527,937       1,128,655      1,183,410

RESEARCH & DEVELOPMENT                          16,037          17,084         27,124

GENERAL & ADMINISTRATIVE EXPENSES              642,921       1,699,685      1,787,587
                                        --------------- --------------- --------------
TOTAL OPERATING EXPENSES                     1,186,895       2,845,424      2,998,121
                                        --------------- --------------- --------------
OPERATING LOSS                                (331,111)     (1,254,309)    (1,309,339)
                                        --------------- --------------- --------------
OTHER INCOME AND (EXPENSES)

   Interest expense                               (440)         (1,549)        (1,776)
   Interest income                               2,854           3,753          3,753
   Loss on sale of asset                            -           (6,090)        (6,090)
                                        --------------- --------------- --------------
     Total Other Income and (Expenses)           2,414          (3,886)        (4,113)
                                        --------------- --------------- --------------
LOSS BEFORE INCOME TAXES                      (328,697)     (1,258,195)    (1,313,452)

PROVISION FOR INCOME TAXES                          -               -              -

NET LOSS                                $     (328,697) $   (1,258,195) $  (1,313,452)
                                        =============== =============== ==============
NET LOSS PER SHARE                      $        (0.03) $        (0.22) $       (0.25)
                                        =============== =============== ==============
WEIGHTED AVERAGE OUTSTANDING SHARES         10,702,333       5,860,778      5,275,810
                                        =============== =============== ==============

The accompanying notes are an integral part of these financial statements.
                               -6-

                        Whole Living, Inc.
                Statement of Stockholders' Equity
 From Inception on November 25, 1998 through December 31, 1998, and September 30,1999 (unaudited)

                                                             Additional   Retained
                                            Common Stock     Paid in      Earnings
                                       Shares       Amount   Capital      (Deficit)
                                    ------------- ---------- ------------ ------------
Beginning Balance November 25, 1998            -  $       -  $         -  $         -

November 1998-Shares issued to
 organizers for services                   9,400          9          991            -

December 1998-Shares issued for cash       1,700          2      199,998            -

Net (Loss) from inception on
   November 25, 1998 through
   December 31, 1998                           -          -            -      (55,257)
                                    ------------- ---------- ------------ ------------
Balance on December 31, 1998              11,100         11      200,989      (55,257)

Reorganization adjustment             10,287,900     10,288      789,711            -

July 1999-shares issued for cash         400,000        400      499,600            -

September 1999-shares issued for
   insurance policy                       10,000         10       16,490            -

Net (Loss) for the nine months
 ended September 30,1999(unaudited)           -           -            -   (1,258,195)
                                    ------------- ---------- ------------ ------------
Balance on September 30, 1999
 (unaudited)                          10,709,000  $  10,709  $ 1,506,790  $(1,313,452)
                                    ============= ========== ============ ============

The accompanying notes are an integral part of these financial statements.
                                7


                        Whole Living, Inc.
                     Statements of Cash Flows

                                                              From inception
                                              For the Nine    on November
                                                 Months       25, 1998
                                                  Ended       through
                                              September 30    September 30
                                                  1999        1999
                                             ---------------  ---------------
Cash Flows From Operating Activities

Net income (loss)                            $   (1,258,195)  $   (1,313,452)
Non-cash items:
   Depreciation & amortization                       40,155           42,736
   Stock issued for services                             -             1,000
(Increase)/decrease in current assets:
   Accounts receivable                             (108,399)        (109,443)
   Inventory                                       (409,731)        (503,726)
   Prepaid expenses                                 (74,354)         (74,354)
Increase/(decrease) in current liabilities:
   Accounts payable                                 168,100          204,890
   Accrued expenses                                 182,911          238,865
                                             ---------------  ---------------
     Net Cash Provided (Used) by
     Operating Activities                        (1,459,513)      (1,513,484)
                                             ---------------  ---------------
Cash Flows from Investing Activities

  Cash paid for Property and Equipment             (173,635)        (245,145)
  Cash paid for Goodwill                            (16,767)         (60,062)
                                             ---------------  ---------------
     Net Cash Provided (Used) by
     Investing Activities                          (190,402)        (305,207)
                                             ---------------  ---------------
Cash Flows from Financing Activities

  Cash received from stock issuance               1,300,000        1,000,000
  Cash received from debt financing                 490,000        1,040,000
  Principal payments on long-term debt              (32,263)         (45,282)
                                             ---------------  ---------------
     Net Cash Provided (Used) by
     Financing Activities                         1,757,737        1,994,718
                                             ---------------  ---------------
    Increase/(decrease) in Cash                     107,822          176,027

Cash and Cash Equivalents at
 Beginning of Period                                 68,205                -
                                             ---------------  ---------------
Cash and Cash Equivalents at
  End of Period                              $      176,027   $      176,027
                                             ===============  ===============
Supplemental Cash Flow Information:
  Cash paid for interest                     $            -   $            -
  Cash paid for income taxes                 $            -   $            -
Non-cash financing transaction:
  Purchase of equipment with lease
    obligations and notes                    $            -   $      101,393

The accompanying notes are an integral part of these financial statements,
                               -8-

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Registration Statement filed on Form 10-SB/A on October 20, 1999.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Whole Living is a network marketing company involved in the distribution and sale of proprietary, whole food, personal care and educational products. Our revenue is primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials from us for personal use or for resale to customers or sponsored distributors. We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of such goods. Revenue is net of returns, which have historically been less than 1% of gross sales. Distributor commissions are paid to several levels of distributors on each product sale. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. (See "Business - Distribution Network," above.)
These incentives are classified as operating expenses.

     Costs of sales primarily consist of the cost of the products purchased from third-party vendors. Selling expenses include distributor commissions, the cost of computing and paying commissions as well as the cost of various incentive programs for distributors which may include the cost of trips to our conventions and other incentives paid to distributors for achieving certain sales goals. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. The overall payout average has been approximately 35% of product sales, but as the distributor organizations develop, we expect the payout average to increase to approximately 45%.

Reverse Merger Treatment

     In May of 1999 Whole Living merged with Whole Living, Inc., a Utah corporation, doing business as Brain Garden ("Whole Living Utah"). Whole Living, the Nevada corporation, was the surviving entity following the statutory merger. Prior to the date of the merger, Whole Living Utah had obtained the principal assets, products and trademarks of Brain Garden LLC, a
Utah limited liability company, owned by Don Tolman.   As a result of the
merger Whole Living acquired the business operations, products and assets of Whole Living Utah which are a significant part of our ongoing business and the products that we sell. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Whole Living Utah.

     The reverse merger was completed pursuant to the statutory requirements of Utah and Nevada through the exchange of 6,000,000 shares of the Whole Living's common stock for all the outstanding stock of Whole Living Utah. For tax purposes, the merger was a tax free exchange pursuant to Section 368
(a)(1) (A) of the Internal Revenue Code. For accounting purposes, Whole Living was acquired for approximately 4.3 million shares in exchange for $800,000 of its net monetary assets, $650,000 of which were advances due from Whole Living Utah. The merger provided cash necessary to support the operations of Whole Living Utah prior to the merger and the operations of Whole Living after the merger.

     In summary, Whole Living had no commercial operations until it merged with Whole Living Utah in May of 1999. Whole Living Utah had been in business only since late November of 1998 and it had acquired most of its product and services from Brain Garden LLC in November of 1998.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through revenues, loans, and private placements of equity securities. Whole Living Utah initially entered into a purchase agreement in November of 1998 in which it agreed to acquire many of the assets of Brain Garden LLC in exchange for paying off then-current payables in the amount of just over $260,000. Funds for the purchase came primarily from the sales of a key distributorship for $50,000, a $150,000 investment by Mark Comer, and a $50,000 loan to Whole Living Utah from Mark Comer.

     The subsequent merger of Whole Living Utah with Whole Living provided an infusion of cash. Whole

Living sold 300,000 common shares for $800,000 cash and advanced $650,000 of those funds to Whole Living Utah to fund its operations until the merger was effected. After the merger Whole Living obtained a loan for $340,000 in May of 1999 and then another loan for $150,000 in September of 1999.

     As of September 30, 1999, Whole Living had $176,027 cash on hand and had $1,240,914 in total assets. 40.5% of the total assets was represented by our inventory of food products and ingredients and 24.2% was allocated to property and equipment. Our current liabilities were $1,036,867, with 57.2% of those current liabilities allocated to the current portion of our long-term liabilities. Our principal commitments consisted of notes payable and office and equipment leases. As of June 30, 1999 future minimum cash payments under lease commitments were $11,253 through the year 2002. Future minimum principal payments on the notes payable were $437,051 through 1999.

     If our growth remains relatively moderate (below 50% per month) we anticipate internal cash flows will be sufficient to continue our operations and sales and marketing development for the next twelve months. However, if we experience growth rates in excess of 50% per month, we will need to seek additional financing. We might also require additional financing to fund product development, such as our Whole Learning programs, if market research shows strong demand for the proposed products.

     If we experience growth rates in excess of 50% per month, we will need to seek additional external financing to establish and maintain adequate inventories. Although our distributors pay prior to shipment of products, several of our products carry a fairly long lead time from our manufacturers and suppliers. Because of this lead time and the possibility of temporary shortages of one or more ingredients, we have planned to carry enough completed inventory or inventory in progress to last eight (8) weeks. As growth occurs, eight-week projections will necessarily increase and the cost of producing this additional inventory will in turn increase. A sudden upward swing in projected sales above our current growth rate projections per month would require that we produce and warehouse more inventory than our internal cash flow will pay for.

     For example, suppose that in August we had forecast sales for September of $400,000 and projected 20% growth for the next two months. Based on this assumption, we would be projecting October sales of $480,000 and November sales of $576,000. Assuming that cost of goods is 20% of net sales, we would need a beginning inventory on October 1, costing $211,000 to cover the next two months under projected sales model (an increase of $35,000 over the previous month). Assuming a net cash flow of 10% of sales, cash flow from September would be adequate to fund this increase in our inventory.

     However, if we assume that sales in October and November will increase by 50% each month rather than 20% (i.e., we project revenues of $600,000 in October and $900,000 in November), we would need to accumulate a beginning inventory on October 1 costing $300,000 ($1,500,000 x 20%). In other words, our inventory expenses would be increased by $124,000. The $40,000 obtained from September's cash flow would fall far short of what would be required under these circumstances.

     Internal cash flows will be dependent on a number of factors: 1) our ability to encourage our distributors to sponsor new distributors and increase their own personal sales; 2) our ability to promote our product lines with our distributors; 3) our ability to develop successful new product lines; 3) effects of regulatory changes, if any; and 4) our ability to remain competitive in our markets. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

     If additional funds are needed, we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. We have not investigated the availability, source or terms for external financing. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

     In the event we elect to raise additional capital through the sale of our common stock, we will issue such stock pursuant to the exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. At this time we have not decided to offer securities and, accordingly, have not determined the type of offering or the type or number of securities which we will offer, if any. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Results of Operations

     As a result of the acquisition and merger of the three different companies, we are unable to present a meaningful comparative analysis of our operations from year-to-year or quarter-to-quarter.

Three Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1999.

     Revenues were $1,049,591 for the three month period ended September 30, 1999 compared to $2,083,089 for the nine month period ended September 30, 1999. Cost of sales dropped to 18.4% of revenues for the three month period compared to 23.6% of revenues for the nine month period. Selling expenses remained relatively the same with 50.2% and 54.1% of revenues, respectively, for the three month and nine month periods. General and administrative expenses dropped to 61.2% of revenues for the three month period from 81.5% of revenues for the nine month period.

     Overall operating expenses dropped to 113% of revenues during the three month period, compared to 136% of revenues for the nine month period. Net cash used for operating activities for the nine month period was $1,459,513. Our operating loss for the three month period was $331,111 which was funded
primarily by a $150,000 loan acquired in September of 1999.   The higher
operating expenses for the nine month period were due primarily to: 1) expenditures to create and support the infrastructure and system to support expected revenue levels; 2) costs to develop the distributor network, and 3) product and sales and marketing program development.

     We anticipate our operating losses to continue until we develop a larger distributor network, produce new marketing and sales materials and develop new product lines. We expect our revenues to increase as a result of our efforts to build a larger distributor network and expand our product lines. However, this rise in revenues will likely be offset by increased operating expenses due to additional burdens on our managerial, accounting, and support personnel. Also, by becoming a fully reporting company we will add additional expenses to our operations, including the expense of filing this registration statement, preparing annual reports and preparation and filing of Form 10K's and 10Q's.

Year 2000 Compliance

     In early 1999, we created a Year 2000 committee and asked it to evaluate the Year 2000 problems that we may encounter and take appropriate action to address the possible material implications of those problems. This Year 2000 committee has developed and is implementing a plan to respond to the perceived potential problems and attempt to render us Year 2000 ready.

     The committee has identified three potential problem areas that could have a material adverse impact on or financial condition, liquidity and results of operations. These areas are: (1) our in-house informational technologies which include our main computer system and partial information collection and retrieval devices; (2) our contract suppliers who provide the raw materials and services necessary to produce and distribute our products; and (3) our distributors and customers who represent the ultimate sellers and purchasers of our products.

     As part of the Year 2000 initiative, we have established a testing program to determine whether our assets are Year 2000 ready. Our testing program is conducted in stages:

     The initial stage consists of testing our in-house main computer server and personal computers that are networked to the main server. For example, testing a particular application to ensure that it correctly manipulates dates and date-related data and properly operates in a Year 2000 ready environment.

     The second stage includes testing interfaces between software providers and our interactive touch-tone ordering system, called Interactive Voice Response (IVR), to ensure that these interfaces will correctly send and receive date-related data.

     The final stage involves beginning-to-end validating of the ordering/shipping process to ensure the total system has the capability to send and receive date-related data.

     We have not deferred any major information technology project as a result of the implementation of the Year 2000 initiative.

     As of September 30, 1999, we have completed a review of our internal computer systems and associated devices and have concluded, based on this review of our operations and computer systems, that our significant information technology ("IT") systems will not be affected by Year 2000 problems. Internally, the only critical Y2K questions relate to our IT systems. We have determined that our enterprise level database program, which hosts all order entry, inventory, shipping and commissions functions is Year 2000 compliant. Also, our database server and other computers have been checked and deemed Year 2000 compliant by a third party computer systems consultant. All of our network stations are very late model personal computers running on the latest version of Windows NT. If affected at all, our internal IT systems will not be materially affected and the minor problems will be solved by replacing or modifying the programs at a cost that will not be significant.

     The second potential problem area is represented by non-information technology ('non-IT") assets. This encompasses (I) the third party vendors who supply the raw materials needed to produce our various products; (ii) the third party purveyors who provide marketing materials for our distributors and customers; and (iii) other third parties that provide goods and services to our operation. Examples of this last category include the local and national telephone companies, the ground-based delivery companies including Federal Express and UPS, and the local utility companies.

     Over seventy percent of the raw materials that we use in blending our products are supplied to us by a single supplier. We have had various discussions with that supplier, Future 500, concerning its Year 2000 compliance and have received initial written confirmation of that compliance. We are in the process of contacting other suppliers in an effort to ascertain their Year 2000 compliance and their state of readiness. To date, we have received assurances from a majority of these suppliers that their IT and non-IT assets are presently compliant or will be Year 2000 compliant by the end of the fourth quarter of 1999. We are in the process of reviewing the responses received from these vendors to evaluate the accuracy and adequacy of the disclosures made by the vendors as to their Year 2000 compliance status.

     As an additional safeguard to interruption in the supply of raw materials for the formulation of our products, we have initiated an inventory reserve program under which we plan to produce and inventory ten weeks worth of completed product and maintain that level of inventory through the end of February 2000. We believe that this expansion of our inventory reserve coupled with the fact that 75% of our raw materials are supplied by Future 500 will provide a safeguard against any delay in our receipt of needed raw materials due to third party supplier failure to become Year 2000 compliant.

     In addition, all of our promotional materials are produced for us by a related third party company, MCB Printing, Inc. We have completed our assessment of that company's preparedness for material Year 2000 problems and have concluded that our supply of promotional materials will not be materially affected.

     Our local utility company (Utah Power), our local phone service provider (US West) and our bank (Zion's Bank) have made public statements of their preparedness for the Year 2000. We have not undertaken any independent conformation of those statements, but have relied upon them. Similarly, we have relied upon but made no independent verification of statements made by Federal Express and other ground-based carriers that they will not be materially affected by Year 2000 problems.

     The last category is composed of our distributors and their customers which collectively make up our customer base. Interruption in the distributor's ability to access their down lines could have a material adverse impact on our financial condition, liquidity and results of operations. We have engaged in discussions with our Team Captain, Captain and All Star distributors regarding potential Year 2000 problems and the necessity of a contingency plan to prevent significant interruption of our businesses. Due to the size of our company and the nature of our distribution system, we have concluded from these discussions that any eventual impact will not be material. The majority of our distributors place orders telephonically through our interactive voice response (IVR) system. We have initiated tests of the interface between our software providers and this system to ensure that the distributors will be able to access the system and place their orders.

     We estimate that we have spent approximately $3,800 through September 30, 1999 on implementation of the Year 2000 initiative, with the majority of the work being performed by outside consultants. These costs have been minimal since most of our IT and non-IT assets have been purchased already Year 2000 compatible.

     These costs do not include the costs of developing our Year 2000 contingency plans. Currently, we estimate that we will incur approximately $200 in direct costs for completion of our contingency plans.

     These are our management's best estimates and may be revised as additional information becomes available.

     To date, we have not identified any material IT or non-IT assets critical to our operations that present a material risk of not being Year 2000 ready, that cannot be replaced with a suitable alternative, or for which we do not have an acceptable contingency plan. As the Year 2000 initiative has proceeded, we have identified our highest risk, third party providers that present a potential risk of a Year 2000-related disruption. We will continue to monitor those suppliers and develop contingency plans, as necessary. At this point, we believe that our most reasonably likely worse case scenario will result from challenges presented by Year 2000 disruptions experienced by our utility providers. A significant disruption in services provided by such a party could have a material adverse impact on our financial condition, liquidity or results of operations.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, and other parts of this Report, contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding our intent, belief or current expectations. Some of the important factors that affect these statements have been described above as each subject is discussed.

     Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the Year 2000 issue, including our ability to discovery and correct potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues. If the modifications and conversions required to make us Year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material adverse effect on the financial condition, liquidity, or results of operations.

                    PART 2.  OTHER INFORMATION

                    ITEM 1.  LEGAL PROCEEDINGS

     On July 26, 1999, Sharon Baez, an individual, filed a complaint in the fourth District Court, Provo Department, State of Utah, naming Don V. Tolman, individually and as agent for the Brain Garden, LLC, and Whole Living Inc., dba Brain Garden, a Nevada Corporation, as defendants. ms. Baez alleges breach of contract and unjust enrichment by the defendants. The complaint claims that Mr. Tolman, as CEO and President of Brain Garden, LLC. entered into an agreement with Ms. Baez on September 22, 1998. Per the agreement, Ms. Baez loaned $121,264.34 to Mr. Tolman and he agreed to repay the principal amount, with 10% interest with monthly payments. Ms. Baez claims Mr. Tolman failed to complete the repayment schedule. In addition, the complaint alleges that Whole Living, Inc. contacted persons who had loaned money to Mr. Tolman and had offered to refund their money. Ms. Baez claims she did not receive such an offer. Ms. Baez seeks $113,966.81, pre-judgement interest of 10% per annum and post-judgement interest at the maximum legal rate until all amounts due and owing are paid in full. Our management believes that Whole Living has no liability and is defending the claim.

                  ITEM 2: CHANGES IN SECURITIES

     On September 2, 1999 we issued 10,000 common shares to Universal Business Insurance for officers and directors liability insurance. The services were valued at $16,500. This issuance of shares was exempt from registration under the Security Act of 1933 by reason of Sections 3(b) and 4(2) as a private transaction not involving a public distribution.

     In connection with this private transaction, we believe that the purchaser (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws,
(iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Part I: Exhibits.



Exhibit #   Description
--------    ---------------
27          Financial Data Schedule

(b) Reports on Form 8-K. During the three months ended September 30, 1999, no reports on Form 8-K were filed by the Registrant.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHOLE LIVING, INC.



Date:  November 12, 1999             By:/s/ Bruno Vassel III
                                        --------------------
                                        Bruno Vassel III, Vice President,
                                        Treasurer, Chief Operating Officer


                                      By: /s/ Mark Burdge
                                         ---------------
                                         Mark Burdge, Chief Financial Officer