Form 10QSB/A
period 1999-09-30
WHOLE LIVING INC
filed 2000-03-21
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarter Ended: September 30,1999

      Commission File No. 0-26973


                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File No.  0-26973

                              Whole Living, Inc.
            (Exact name of registrant as specified in its charter)

       Nevada                                      87-0621709
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)


        629 East 730 South, Suite 201, American Fork, UT       84003
       (Address of principal executive office )            (Zip Code)

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

        As of September 30, 1999, the Registrant had a total of 10,709,000 shares of common stock issued and outstanding.

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

                        PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              Whole Living, Inc.

                             Financial Statements

                              September 30, 1999

                               C O N T E N T S


Accountants' Report................................   3

Balance Sheets.....................................   4

Statements of Operations ..........................   6

Statements of Stockholders' Equity ................   7

Statements of Cash Flows...........................   8

Notes to the Financial Statements..................   9

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

The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 23, 1999, but we have not performed any auditing procedures since that date.


/s/ Crouch, Bierwolf & Chisholm

Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
October 28, 1999

                              Whole Living, Inc.
                                Balance Sheet

                                    ASSETS

                                                  September 30   December 31
                                                      1999          1998
                                                  ------------- -------------
CURRENT ASSETS                                    (unaudited)

   Cash                                           $    176,027  $     68,205
   Accounts receivable                                 109,443         1,044
   Inventory                                           503,726        93,995
   Prepaid expenses                                     74,354             -
                                                  ------------- -------------
     Total Current Assets                              863,550       163,244
                                                  ------------- -------------
PROPERTY & EQUIPMENT                                   300,802       167,322
                                                  ------------- -------------
OTHER ASSETS

    Goodwill                                            60,062        43,295
    Prepaids                                            16,500             -
                                                  ------------- -------------
     Total Other Assets                                 76,562        43,295
                                                  ------------- -------------
   TOTAL ASSETS                                   $  1,240,914  $    373,861
                                                  ============= =============

  The accompanying notes are an integral part of these financial statements.
                                     -4-

                              Whole Living, Inc.
                           Balance Sheet continued

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30  December 31
                                                      1999           1998
                                                  ------------- -------------
CURRENT LIABILITIES                                 (unaudited)

   Accounts payable                               $    204,890  $     36,790
   Accrued expenses                                    238,865        55,954
   Current portion of long-term liabilities            593,112       127,657
                                                  ------------- -------------
     Total Current Liabilities                       1,036,867       220,401
                                                  ------------- -------------
LONG TERM LIABILITIES

   Notes payable-related party                         540,000        50,000
   Notes payable                                        44,139        70,872
   Capital lease obligations                             8,973        14,502
   Less current portion                               (593,112)     (127,657)
                                                  ------------- -------------
     Total long term Liabilities                             -         7,717
                                                  ------------- -------------
     TOTAL LIABILITIES                               1,036,867       228,118
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     $.001 par value, issued and outstanding
     10,709,000 and 11,100 shares, respectively         10,709            11
   Additional paid in capital                        1,506,790       200,989
   Retained earnings                                (1,313,452)      (55,257)
                                                  ------------- -------------
     Total Stockholders' Equity                        204,047       145,743
                                                  ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,240,914  $    373,861
                                                  ============= =============

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                           Statements of Operations

                                        For the Three              For the Nine
                                         Months Ended              Months Ended
                                         September 30              September 30
                                       1998         1999         1998        1999
                                   ------------ ------------ ------------ ------------
                                  (Predecessor)             (Predecessor)
REVENUES                           $   349,297  $ 1,049,591  $ 1,348,129  $ 2,083,089

COST OF SALES                          125,540      193,807      400,451      491,974
                                   ------------ ------------ ------------ ------------
GROSS PROFIT                           223,757      855,784      947,678    1,591,115
                                   ------------ ------------ ------------ ------------
SELLING EXPENSES                       146,420      527,937      469,656    1,128,655

RESEARCH & DEVELOPMENT                     330       16,037          330       17,084

GENERAL &  ADMINISTRATIVE EXPENSES     195,199      642,921      591,098    1,699,685
                                   ------------ ------------ ------------ ------------
TOTAL OPERATING EXPENSES               341,949    1,186,895    1,061,084    2,845,424
                                   ------------ ------------ ------------ ------------
OPERATING LOSS                        (118,192)    (331,111)    (113,406)  (1,254,309)
                                   ------------ ------------ ------------ ------------
OTHER INCOME AND (EXPENSES)

   Interest expense                     (5,359)        (440)     (16,079)      (1,549)
   Interest income                           -        2,854            -        3,753
   Loss on sale of asset                     -            -            -       (6,090)
                                   ------------ ------------ ------------ ------------
Total Other Income and (Expenses)       (5,359)       2,414      (16,079)      (3,886)
                                   ------------ ------------ ------------ ------------
LOSS BEFORE INCOME TAXES              (123,551)    (328,697)    (129,485)  (1,258,195)

PROVISION FOR INCOME TAXES                   -            -            -            -
                                   ------------ ------------ ------------ ------------
NET LOSS                           $  (123,551) $  (328,697) $  (129,485) $(1,258,195)
                                   ============ ============ ============ ============
NET LOSS PER SHARE                 $      (.03) $     (0.03) $     (0.03) $     (0.22)
                                   ============ ============ ============ ============
WEIGHTED AVERAGE OUTSTANDING SHARES  4,299,000   10,702,333    4,299,000    5,860,778
                                   ============ ============ ============ ============

  The accompanying notes are an integral part of these financial statements.
                                     -6-

                              Whole Living, Inc.
                      Statement of Stockholders' Equity
       From Inception on November 25, 1998 through December 31, 1998, and September 30,1999 (unaudited)

                                                               Additional  Retained
                                           Common Stock        Paid in     Earnings
                                        Shares       Amount    Capital     (Deficit)
                                       ----------- ----------- ----------- -----------
Beginning Balance November 25, 1998             -  $        -  $        -  $        -

November 1998-Shares issued to
 organizers for services                    9,400           9         991           -

December 1998-Shares issued for cash        1,700           2     199,998           -

Net (Loss) from inception on November
 25, 1998 through  December 31, 1998            -           -           -     (55,257)
                                       ----------- ----------- ----------- -----------
Balance on December 31, 1998               11,100          11     200,989     (55,257)

Reorganization adjustment              10,287,900      10,288     789,711           -

July 1999-shares issued for cash          400,000         400     499,600           -

September 1999-shares issued for
   insurance policy                        10,000          10      16,490           -

Net (Loss) for the nine months
 ended September 30,1999(unaudited)             -           -           -  (1,258,195)
                                       ----------- ----------- ----------- -----------
Balance on September 30,1999
 (unaudited)                           10,709,000  $   10,709  $1,506,790 $(1,313,452)
                                       =========== =========== ========== ============

  The accompanying notes are an integral part of these financial statements.
                                     -7-

                              Whole Living, Inc.
                           Statements of Cash Flows


                                                   For the Nine  For the Nine
                                                   Months        Months
                                                   Ended         Ended
                                                   September 30  September 30
                                                   1998          1999
                                                   ------------- -------------
Cash Flows From Operating Activities               (Predecessor)

Net income (loss)                                  $   (129,485) $ (1,258,195)

Non-cash items:
  Depreciation & amortization                             5,089        40,155
  Stock issued for services                                   -             -
(Increase)/decrease in current assets:
  Accounts receivable                                   (84,886)     (108,399)
  Inventory                                              (2,589)     (409,731)
  Prepaid expenses                                            -       (74,354)
Increase/(decrease) in current liabilities:
  Accounts payable                                       (6,177)      168,100
  Accrued expenses                                       77,984       182,911
                                                   ------------- -------------
   Net Cash Provided (Used) by Operating Activities    (140,064)   (1,459,513)
                                                   ------------- -------------
Cash Flows from Investing Activities

  Cash paid for Property and Equipment                  (82,644)     (173,635)
  Cash paid for Goodwill                                      -       (16,767)
                                                   ------------- -------------
   Net Cash Provided (Used) by Investing Activities     (82,644)     (190,402)
                                                   ------------- -------------
Cash Flows from Financing Activities

  Cash received from stock issuance                           -     1,300,000
  Cash received from debt financing                     257,822       490,000
  Principal payments on long-term debt                  (10,955)      (32,263)
                                                   ------------- -------------
   Net Cash Provided (Used) by Financing Activities     246,867     1,757,737
                                                   ------------- -------------
  Increase/(decrease) in Cash                            24,159       107,822

Cash and Cash Equivalents at Beginning of Period              -        68,205
                                                   ------------- -------------
Cash and Cash Equivalents at End of Period         $     24,159  $    176,027
                                                   ============= =============
Supplemental Cash Flow Information:
  Cash paid for interest                           $     16,079  $          -
  Cash paid for income taxes                       $          -  $          -
Non-cash financing transaction:
  Purchase of equipment with lease
     obligations and notes                         $     29,388  $          -

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                      Notes to the Financial Statements
                              September 30, 1999


NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-SB/A filed October 20, 1999.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit and reported by Crouch, Bierwolf & Chisholm. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

Reverse Merger Treatment

     In May of 1999 Whole Living merged with Whole Living, Inc., a Utah corporation, doing business as Brain Garden TM("Whole Living Utah"). Whole Living, the Nevada corporation, was the surviving entity following the statutory merger. Prior to the date of the merger, Whole Living Utah had obtained the principal assets, products and trademarks of Brain Garden LLC, a
Utah limited liability company, owned by Don Tolman.   As a result of the
merger Whole Living acquired the business operations, products and assets of Whole Living Utah which are a significant part of our ongoing business and the products that we sell. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Whole Living Utah.

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

   Results of Operations

        The following table summarizes the results of our operations for the three months and nine months ended September 30, 1999 and 1998.

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                --------------------- -----------------------
                                1998         1999        1998         1999
                             ----------- ----------- ------------ ------------
                             Predecessor              Predecessor

Revenue                      $  349,297  $1,049,591  $ 1,348,129  $ 2,083,089
Cost of Sales                   125,540     193,807      400,451      491,974

Gross Profit                    223,757     855,784      947,678    1,591,115

Selling Expenses                146,420     527,937      469,656    1,128,655

Research & Development              330      16,037          330       17,084

General & Administrative        195,199     642,921      591,098    1,699,685
   Expenses

Operating Income or (Loss)     (118,192)   (331,111)    (113,406)  (1,254,309)

Net Income (Loss)              (123,551)   (328,697)    (129,485)   1,258,195)



    Nine Months Ended September 30, 1999 Compared to Months Ended September 30, 1998.

         Revenues increased $734,960 from the 1998 nine month period to the 1999 nine month period. The increase was due to the further development of our distributor network. Cost of sales remained relatively constant from the 1998 nine month period compared to the 1999 nine month period. Selling expenses increased to 54.1% of revenues for the 1999 nine month period compared to 34.8 % for the 1998 nine month period as a result of increased sales commissions and discounts applied to certain products to attract new distributors. We spent $17,084 for research and development of our product lines for the period ended September 30, 1999.

         General and administrative expenses increased to 81.5% of revenues for the 1999 nine month period compared to 43.8% for the 1998 nine month period. This increase was primarily due to expenditures to create and support the infrastructure and system to support expected revenue levels and product and sales and marketing program development.

         As a result of our increased expenses our operating loss was 60.2% of revenues for the 1999 nine month period compared to 8.4% of revenues for the 1998 nine month period. Our net loss increased $1,128,710 from the 1998 nine month period to the 1999 nine month period and we posted a loss per share of $0.22 for the 1999 period compared to $0.03 per share for the 1998 period.


         We anticipate our operating losses to continue until we develop a larger distributor network, produce new marketing and sales materials and develop new product lines. We expect our revenues to increase as a result of our efforts to build a larger distributor network and to expand our product lines. However, this rise in revenues will likely be offset by increased operating expenses due to additional burdens on our managerial, accounting, and support personnel. Also, by becoming a fully reporting company we will add additional legal and accounting expenses to our operations as a result of our reporting requirements.

    Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

         Revenues increased $700,294 from the 1998 three month period to the 1999 three month period. Cost of sales were 18.4% of revenues for the 1999 three month period compared to 35.9% of revenues for the 1998 three month period. The decrease in costs was primarily due to deep discounts in products and sales aids given during 1999 to attract distributor groups and to help them build their distribution networks. Selling expenses increased to 50.2% of revenues for the 1999 three month period compared to 41.9 % of revenues for the 1998 three month period as a result of increased sales commissions and discounts applied to certain products to attract new distributors. $16,037 of our research and development costs were recorded during the 1999 three month period from development of our personal care product lines. General and administrative expenses increased slightly from 55.8% of revenues for the 1998 three month period to 61.2% of revenues for the 1999 three month period.

         Our operating loss decreased slightly from 33.8% of revenues for the 1998 three month period to 31.5% of revenues for the 1999 three month period. Our net loss increased $205,146 from the 1998 three month period to the 1999 three month period. Our loss per share was $0.03 for each period.

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

         The subsequent merger of Whole Living Utah with Whole Living in May of 1999 provided an infusion of cash. Whole Living sold 300,000 common shares for $800,000 cash and advanced $650,000 of those funds to Whole Living Utah to fund its operations until the merger was effected. After the merger Whole Living obtained a loan for $340,000 in May of 1999 and then another loan for $150,000 in September of 1999. Whole Living sold 400,000 common shares for $500,000 cash in July of 1999.

         As of September 30, 1999, Whole Living recorded cash reserves of $176,027, total current assets of $863,550 and total current liabilities of $1,036,867. 58.3% of the total current assets was allocated to our inventory of food products and ingredients. 57.2% of the total current liabilities was allotted to the current portion of our long-term liabilities, which were primarily notes to related parties.

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

         Mr. Tolman was never employed by us. He was President of Brain Garden LLC, a separate entity that was engaged in network marketing of nutritional products. At the time we formed Whole Living Utah it purchased many of the products, formulas, trademarks and other business assets of Brain Garden LLC, including the Brain Garden mark. Following this purchase, Mr. Tolman worked as an independent consultant and distributor for Whole Living Utah but was never an employee. Mr. Tolman continues to maintain a distributorship and provide consulting services to Whole Living.

                        ITEM 2: CHANGES IN SECURITIES

         On September 2, 1999 we issued 10,000 common shares to Universal Business Insurance for officers and directors liability insurance. The services were valued at $16,500. This issuance of shares was exempt from registration under the Security Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

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



                                   WHOLE LIVING, INC.

Date: 3/17/00                  By /s/ Bill Turnbull
                                  -------------------------------------
                                   Bill Turnbull, Secretary and Director



                               By /s/ Mark Burdge
                                  -------------------------------------
                                   Mark Burdge, Chief Financial Officer