Form 10KSB
period 1999-12-31
WHOLE LIVING INC
filed 2000-03-21
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended: December 31, 1999

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number: 0-26973

                              Whole Living, Inc.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada                                        87-0621709
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

629 E. 730 S.,  Suite 201
American Fork, Utah                              84003
(Address of principal executive offices)         (Zip code)

Issuer's telephone number, including area code: (801) 342-3300

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $3,625,935

As of February 28, 2000 the registrant had 11,109,000 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $15,075,000.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

                                           PART I

Item 1.      Description of business...................................      2
Item 2.      Description of property...................................     10
Item 3.      Legal proceedings.........................................     10
Item 4.      Submission of matters to a vote of security holders.......     11

                                   PART II

Item 5.      Market for common equity and related
              stockholder matters......................................     11
Item 6.      Management's discussion and analysis
              or plan of operations ...................................     11
Item 7.      Financial statements......................................     17
Item 8.      Changes in and disagreements with accountants on
              accounting and financial disclosure......................     17

                                   PART III

Item 9.    Directors, executive officers, promoters and control
             persons, compliance with Section 16(a) of the
             Exchange Act..............................................     17
Item 10.   Executive compensation......................................     19
Item 11.   Security ownership of certain beneficial owners
             and management............................................     19
Item 12.   Certain relationships and related transactions..............     21

                                   PART IV

Item 13.   Exhibits and reports on Form 8-K............................     22

  In this annual report references to "Whole Living," "we," "us," and "our" refer to Whole Living, Inc.

                          FORWARD LOOKING STATEMENTS

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the industries in which Whole Living may participate; competition within Whole Living's chosen industry, including competition from much larger competitors; technological advances and failure by Whole Living to successfully develop business relationships.

     Whole Living's short operating history and operating losses raise substantial doubt about its ability to continue as a going concern. This fact is reported by the our independent auditors, Hammond and Company and Crouch, Bierwolf & Chisholm.


ITEM 1.      DESCRIPTION OF BUSINESS

Business Development

     Hystar Aerospace Marketing Corporation of Idaho was incorporated in the state of Idaho on January 30, 1986 as a subsidiary of Nautilus Entertainment, Inc. (the "Hystar Aerospace"). Hystar Aerospace was formed to lease, sell and market the Hystar airship and the Burket Mill, a waste milling device. However, the venture was found to be cost prohibitive and Hystar Aerospace ceased such activities in 1986. Hystar Aerospace did not engage in any further commercial operations. On March 5, 1998 Hystar Aerospace changed its name to Brick Tower Corporation.

     On November 25, 1998, our five principal shareholders formed Whole Living, Inc., a Utah corporation, (the "Whole Living Utah"). Shortly thereafter, Whole Living Utah acquired the principal business assets of Brain Garden, LLC, a Utah limited liability company operated by Don Tolman. The assets acquired by Whole Living Utah included the products and formulas presently being marketed by Whole Living as well as the trademark "Brain Garden."

     Whole Living was incorporated in the state of Nevada on March 18, 1999. On March 19, 1999 Brick Tower Corporation merged with Whole Living for the sole purpose of changing Brick Tower's domicile from Idaho to Nevada. In May of 1999, Whole Living completed a reverse merger with Whole Living Utah. The properties, trademarks, and related assets of Whole Living Utah were acquired by Whole Living, Inc., a Nevada corporation, which is the surviving corporation as a result of the reverse merger. This merger was accomplished by the Nevada corporation's issuance of 6,000,000 shares of its restricted common stock to the five shareholders of Whole Living Utah in exchange for all of the issued and outstanding stock of the Whole Living Utah corporation. Pursuant to the merger agreement, our parent company divested itself of its controlling interest, the directors and officers of Whole Living resigned and the management of Whole Living Utah filled the vacancies, and the former shareholders of Whole Living Utah obtained 58% of the total voting power.


Our Business

     Whole Living, doing business as Brain Garden TM,is a total lifestyle company focused on improving mental and physical performance through a Whole Foods - Whole Learning - Whole Living philosophy. Our message is a blend of cutting-edge research and ancient wisdom and methods. By ancient wisdom, we refer to certain dietary practices and specific whole-food combinations that have been viewed for centuries as promoting health. These include:

     i. Jewish practice for nearly 4,000 years (Amos 9:14; Daniel 1:11-20), their tradition and scriptures which state that eating certain foods, including "pulse," results in greater health and mental acuity; and

     ii. Historic Christian practices, traditions and scriptures (1 Cor. 3:2; 1 Tim. 4:3; Heb. 5:12; D&C 89) which state that eating certain foods and not others is healthier for the body.

     In addition, the Surgeon General of the United States and the Physicians Committee for Responsible Medicine have both concluded that the key to good health is proper diet (defined in part as fruits, vegetables, nuts, seeds, legumes and whole grains as opposed to processed foods), plenty of water and regular exercise.

     Our product philosophy is to combine the best of science and nature and to produce food and personal care products that are 100% natural, and to the extent possible, organic. We employ a network marketing system to sell our products to customers and independent distributors, and we rely on our distributors to sponsor new distributors. We are committed to developing and providing quality products that are easy to use, easy to sell and effective.

     Whole Foods. We promote an appreciation for earth's bounties and encourage eating real foods, such as, fresh fruits and vegetables, legumes and grains. Our line of Whole Foods snacks and meal replacements are convenient and enjoyable and reduce or eliminate the need for nutritional supplements.
We believe that pills and supplements cannot replace Whole Foods and that twentieth century convenience foods provide a high-fat, high-sugar, low-fiber diet which may have resulted in increased cancer, heart disease and obesity rates.

     Whole Learning. We believe imagination is the key to unlocking learning potential. Our Whole Learning products include interactive programs that help the consumer create a "home-learning environment" for their family. We offer multi-media programs for learners from preschool through adulthood.

     Whole Living. We provide personal development and life-balancing programs to help people and families experience life more abundantly. We have created all-natural, chemical-free product lines of personal care, skin care and essential oils, to enhance the rituals of daily living.


Principal Products

     Our major Whole Foods product is Pulse TM, which consists of a variety of nuts, seeds, fruits and grains. The ingredients used in Pulse TM are combined in specific mathematical ratios which we believe are based on a 2500 year old formula which originated in Biblical times. (See, Chapter 1 of the King James
version of Daniel.)   We believe nutritional science is strongly pointing to
frequent snacking throughout the day as opposed to "three square meals." Pulse TM may be used as a snack or a meal replacement. Pulse TM has the proteins, fibers, carbohydrates and other nutrients needed in a healthy diet and comes in four different flavors. Pulse TM also is an integral part of our weight-loss program called "Daniel's 10-day Challenge." Our other major Whole Foods snack products include Parched Pulse and Brain Grain. Currently 55% of our product sales revenue is derived from our Whole Foods snack products and 12% is derived from our weight-loss products.

     Our Whole Learning products include our interactive educational programs which provide learning tools for learners from kindergarten through adulthood. These programs cover such topics as spelling, math, science, reading, foreign languages and parenting tools. These programs are multi-sensory and interactive and are designed to involve the creative imagination of the learner. We believe the "rote learning" model of education has been used to routinize the learning process and control the mind set of the learner. We believe rote learning fails to recognize the individuality of learners, stifles creativity and robs the human mind. We believe our programs offer a clear, imaginative alternative for learners of all ages.

     Our Whole Living product line includes essential oils, and chemical-free personal and home-care products which are made from the oils and tissues of plants. We believe that what is put on the skin is passed through the skin and finds its way into other tissues in the body. Therefore, an individual should not put anything on the body that cannot also be put in the body.

     Our Essential Oils and Earthborn Creations TM personal care line of products were released in November of 1999. We believe our Essential Oils provide health benefits for the user of these natural plant oils found in the tissues of aromatic plants. These products are designed to be applied topically to the body for therapeutic relief. Our Earthborn Creations TM products include creams, lotions, cleansers and shampoos made from essential oils and mixing powders that are all natural and chemical-free, and made
entirely from plants.   Our most popular personal care product is Pro L'eve
which is a full strength progesterone cream made from wild yams, soy and other natural ingredients. Pro L'eve is designed for women who experience hormone imbalance. The Earthborn Creations TM personal care, essential oils and associated products were 20% of our revenues for the fiscal year 1999.


Distribution Network

     We currently have only one sales office located in American Fork, Utah. We buy product from our third-party suppliers (See, "Raw Materials and Suppliers," below) and, as of December 1999, deliver the product to a third-party, Excel Graphics, for warehousing and distribution to our distributors and customers. Excel Graphics warehouses, packages, handles will-call orders and arranges delivery of our products by mail or otherwise. We pay Excel Graphics a set fee for the product which is warehoused, each order fulfilled and packaging of kits. We pay shipping costs directly to the provider of such services. The agreement with Excel Graphics is for a term of one year, and renews automatically thereafter. Either party may terminate the agreement with 90 days written notice.

     We rely on network marketing for the distribution of our products.
Anyone can purchase products from us for personal use or resell, but he or she does not have the potential to earn commissions. Only those individuals who sign up as a distributor can sponsor other distributors and earn commissions from the resale of our products. Management believes that one of our key competitive advantages is our "Unigen" distributor compensation plan (the "Unigen Plan").

     Network marketing companies and their marketing plans have been around for over 50 years. Many of the founding companies in this industry such as Amway, Mary Kay, and Shaklee, have not made significant changes to their marketing plans for decades. During the 1970s, 1980s and into the 1990s, new companies in the industry such as Nuskin, Neways, Natures Sunshine Products, Melaleuca, and many others have taken aspects of these original marketing plans and added various twists and/or changes in order to make their compensation plans more rewarding for distributors.

     In the traditional networking system such as that used by Nuskin, a group of people occupy a single level within the compensation plan. Under the "unilevel" plan, a single person occupies a level within the compensation structure. Nature's Sunshine Products, Inc. and Young Living Essential Oils represent two of our competitors who use versions of this "unilevel" plan. Under this structure, a distributor's down line is composed of numerous levels consisting of separate individuals. As more individuals come on line below these levels, each becomes a "leg" for the first distributor.

     Under our system, any distributor on any level can receive compensation. Each individual distributor can qualify for compensation on a monthly basis. Therefore, if they qualify by purchasing the requisite quantity of product and establishing the necessary number of legs, a distributor could receive compensation in his or her first month with Whole Living.

     We combine this single person/single level approach with what we call a "deep generational pay program." Generational pay programs are currently being used by Young Living Essential Oils, Neways, LifeForce International and New Vision. Under a generational program, a distributor receives a small percentage from other distributors that are brought on line below them, both directly and indirectly via the "legs." In our system, this generational concept is tied into our Captain, Team Captain and All Star classifications. As a distributor gains more "qualified legs" which qualify through monthly purchasing volume, his status changes and his percentage of generational compensation increases. For example, to obtain the status of Captain, a distributor needs at least one "active" leg which is defined as a leg that has at least the minimum monthly purchasing volume. As a distributor adds new "active" legs, his or her status moves from Captain to Team Leader, All Star, etc. At each new level, the generational compensation percentages and amount of compensation increases. Therefore, an established distributor may receive a percentage of sales generated by an ever growing number of new distributors that are brought into the program in his or her down line. In our system, these levels can extend downward in many different directions as new distributors build their own legs or "generations." At a predetermined point, the founding distributor can be blocked from receiving new compensation directly from a portion of a successful, active leg. While the original distributor will continue to receive a percentage of the sales generated by other down line distributors, he or she will stop receiving compensation from distributors below this predetermined cut-off generation of a successful leg. Because this block can only occur after several generations, we have classified our program as a "deep generational pay program."

     By combining the unilevel approach with this deep generational pay program, we have developed our "Unigen" marketing plan which we believe takes the best aspects of each approach and combines them into a new, more competitive distributor compensation plan. Several companies have developed and implemented plans similar to ours, such as Young Living Essential Oils, New Vision and LifeForce International. We believe that our approach, while similar to these approaches, improves on their models and represents a competitive advantage for our distributors. It is designed to offer a simple method for a distributor to earn compensation from development of his or her business. As the distributor is rewarded financially, he or she is motivated to continue developing an organization and, as a result, we continue to grow.

     Our revenue depends directly upon the efforts of our distributors. We distribute our products exclusively through independent distributors who have contracted directly with us. Our revenue is directly dependent upon the efforts of these independent distributors, and growth in the total number of our distributors. As a distributor who purchases a defined minimum volume of product per month (which we refer to as personal sales volume or "PV") and brings on new distributors below him and thus establishes "legs," that distributor becomes eligible for additional monthly compensation. If one person in a leg purchases the defined minimum monthly volume or PV, that leg becomes "active." To attain the rank of "Captain", a distributor must attain a minimum PV and have at least three "active" legs. A Team Captain is a distributor who has built a down line sales organization which includes at least three "active" Captain legs and has personal monthly sales of at least 150 PV units. To attain the All Star level, a distributor has to build a down line sales organization which includes at least three "active" legs, each of which must have at least one "Team Captain" level distributor somewhere in the down line. In addition, an All Star distributor has to have personal monthly sales of at least 200 PV units.

     In addition to the highest levels, we have two lower level distributor classifications consisting of Team Builder and Team Leader. To qualify as a Team Builder, a distributor must have personal monthly purchases totaling over 50 PV units and one "active" 50 PV leg. A Team Leader is a distributor that has attained the Team Leader level of 75 PV units in personal purchases and has established two "active" legs.

     For management purposes such as product purchasing, sales estimating, forecasting, and incentive planning, we use a second distributor definition known as "currently active distributors" which includes those distributors who, by their recent level of activity, are most likely to purchase products and sell our products in the near future. We use the last six months as the critical time frame within which we classify any distributor who has purchased any products from us as "currently active". Approximately 8,403 of our
distributors fall in this category.   Nineteen (19) distributorships have
achieved Team Captain and All-Star (10) executive distributor levels, which are our two highest executive distributor levels. These distributorships have extensive downline networks and account for the majority of our revenue.

     Sponsoring. Sponsoring activities are encouraged but not required of distributors. While we provide product samples, brochures, magazines, audiotapes, videotapes, and other sales materials, distributors are primarily responsible for educating new distributors with respect to our products, the Unigen Plan and how to build a successful distributorship. The sponsoring of new distributors creates multiple levels in the network marketing structure. Persons whom a distributor sponsors are referred to as "active legs," "downline" or "sponsored" distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

     We promote sponsoring by using a "three-thirty-three" program which encourages distributors to sponsor at least three new distributors within
thirty days and continue that approach for three months.   We believe that
most of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products. Generally, distributors invite friends, family members, and acquaintances to sales meetings, which we call Garden Parties. Our products are represented and the Unigen Plan is explained at the Garden Parties. People are often attracted to become distributors after using our products and becoming regular retail consumers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices for resale to consumers or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

     In November of 1998 Whole Living Utah acquired a distributors list from Brain Garden LLC which contained 23,800 names. From December 1998 through February of 1999, Whole Living Utah attempted to contact and encourage these distributors to participate in their business. During that period Whole Living Utah determined 22,500 of these distributors were inactive. Inactive status was established by the fact that the distributor had not ordered products or participated in Brain Garden LLC and Whole Living Utah for a period of six months. Accordingly, by the end of February 1999, Whole Living Utah acquired 1,300 active distributors from Brain Garden LLC and during that time had signed 1,400 new distributors of its own. Since March of 1999 we have acquired an additional 5,848 new distributors, resulting in 8,548 currently active distributors as of September 2, 1999.

     At the present time, it is not possible to quantify the amount of revenue provided by each type or classification of distributorship. We are in the process of developing the capability to generate that type of report, but, at this time, do not have that ability. Because our program is based on monthly sales volume, the amount of revenue generated by an individual distributor and his down line will vary from month to month based on the fluctuating activity of the levels below that distributor.

     Examples of revenues generated by four "Captain" level distributors for the month of August, 1999 are:

        Name                         Sales Volume            Commission
        -------                      ------------            -----------
1.)     Paragon Health               $  945.00               $  80.45
2.)     Mark Thomas                  $1,327.00               $ 109.45
3.)     Delores Ludwick              $3,448.00               $ 293.95
4.)     Garden Health Ministries     $8,863.00               $ 850.35

     As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase the overall distributor force and motivate new and existing distributors. We may experience seasonal decreases in distributor sponsoring and product sales because of holidays and customary vacation periods. We cannot predict the timing or degree of fluctuations because of the number of factors that impact the sponsoring of new distributors, and the fact that we have little control over the level of sponsorship of new distributors. We cannot assure that the number or productivity of our distributors will be sustained at current levels or increased in the future.

     Our most successful distributors use current technology to increase their sponsoring activities. They use lead generation systems which focus on target databases. They assist their sales organization in processing and closing the leads through use of automated voice mail systems, interactive web sites and other technological tools. We believe that our distributors will need to adapt their business models to integrate the Internet into their operations as more and more consumers purchase goods and services over the Internet instead of through traditional retail and direct sales channels.

     Compensation. Each product carries a specified number of sales volume points. Commissions are based on a distributor's personal and group volume.
A distributor receives commissions based on a percentage of sales volume of his or her downline each month. Sales volume points are essentially based upon a percentage of the product's wholesale cost, net of any point-of-sale taxes. As a distributor's retail business expands and as he or she successfully sponsors other distributors into the business, which in turn expand their own businesses, he or she receives more commissions from downline sales. Generally, a distributor can receive commission bonuses only if, on a monthly basis, (i) the distributor achieves at least 50 points (approximately $71) in personal sales volume, and
(ii) the distributor is not in default of any material policies or procedures.

     Rules Affecting Distributors. A potential distributor must enter into a standard distributor agreement which obligates the distributor to abide by our policies and procedures. Any person who wants to can join us as a distributor, to purchase products for personal use or to build a down line sales organization. There are two different distributor sign-up fee options
from which a person may choose in order to become a distributor.   The Garden
Starter Kit sells for $14.95. With this option, the new distributor receives basic literature, training materials, guidelines, order forms, price lists, a press kit, home "party" information and handouts, and other helpful literature. The second option is the Garden Basket Kit which sells for $49.95. With this option the new distributor receives all of the materials in the Garden Starter Kit plus several packages of the actual food products, a 90 minute videotape, three audiotapes, two product sample kits and more materials for holding a home "party". The sale of these materials and other business tools account for 10% of our revenues. No distributor is required to purchase a large inventory of products when he/she starts. However, in order to receive compensation as a distributor and thereby become "active," personal monthly purchases are required. The minimum level for such purchases varies within the five compensation plan levels from 50 PV units for the lowest and 200 PV units for the highest. To purchase 50 PV units, an individual would have to pay approximately $71.00.

      Our standard distributor agreement, policies and procedures, and compensation plan contained in every Garden Starter Kit outline the scope of permissible distributor marketing activities. Our distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing and prudent business policies and procedures. Distributors are independent contractors and are thus prohibited from representing themselves as our agents or employees. Distributors are obligated to present our products and business opportunity ethically and professionally. Distributors agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a distributor will be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

     Distributors must represent to potential distributors that the receipt of commissions is based on retail sales and substantial efforts. Distributors may not use any form of media advertising to promote products without our written consent. Products may be promoted by personal contact or by literature produced or approved by us. Products generally may not be sold, and the business opportunity may not be promoted, in traditional retail environments.

     We are not in a position to provide the same level of direction, motivation, and oversight to our distributors as we would our own employees because the distributors are independent contractors. We systematically review alleged reports of distributor misbehavior, but the large number of distributors and their independent status make it difficult to enforce distributor policies and procedures. If we determine that a distributor has violated any of the distributor policies or procedures, we may either terminate the distributor's rights completely or impose sanctions such as warnings, probation, withdraws or denial of an award, suspension of privileges of a distributorship, withholding commissions until specified conditions are satisfied, or other appropriate injunctive relief. To date, no distributors have been terminated for violation of distributor policies or procedures. A distributor may voluntarily terminate his or her distributorship at any time.

     Payment. Distributors pay for products prior to shipment, therefore we carry minimal accounts receivable. Distributors place orders by phone using an automated system or by placing the order with our order takers. They usually pay for the products with a credit card. Less than 2% of our sales are paid for with cash.

     Product Guarantees. We provide a 100% satisfaction guarantee. For 30 days from the date of purchase, our product return policy allows a retail purchaser to return any product to the distributor through whom the product was purchased for a full refund. After 30 days from the date of purchase, the return privilege is in the discretion of the distributor. If, for any reason, the customer of a distributor does not want to keep a product purchased by the customer from the distributor, we encourage the distributor to take back the product and either replace it with another product or return the customer's money, whichever the customer prefers.

     If, for any reason, and within thirty days, the distributor does not want to keep a product purchased by said distributor, in accordance with our thirty-day return policy, we will replace the product or take back the product and reimburse the distributor for the product, whichever the distributor prefers. We warrant any item that is not date stamped for a period of one year. Our product return policy is a material aspect of the success of the distributors in developing a retail consumer base. Our experience with actual product returns has averaged approximately 1% of sales during the first half of 1999.

     Product Liability. We maintain an insurance policy for product liability claims with a $1,000,000 per claim and $2,000,000 annual aggregate limit.


Product Development.

     We are committed to expanding our Whole Foods - Whole Learning - Whole Living product lines with products that are easy to use, easy to sell and which are effective. We anticipate that we will expend approximately $48,000 each year for the next two years for research and development of our product lines. During fiscal year 1999 we expended $17,520 for research and development of new product lines.


Competition

     Product Lines. The market for products designed to enhance mental and physical performance is large and intensely competitive. Our primary competition includes other network marketing companies that manufacture and market herbal remedies, personal care and nutritional products and educational products. We also compete with major retail businesses that provide the same types of products that we offer. We compete with these other companies by emphasizing our uniqueness, the effectiveness and quality of our products and the convenience of our distribution system. We emphasize products that improve health through a diet of real food rather than pills and supplements. All of our products are and will be 100% natural and to the extent possible, organic. Also, our educational products are significantly different than most offered by our competitors because they emphasize imagination rather than rote learning.

     Our Whole Foods snack products compete with "health bars" and nutritional supplements offered by companies such as Amway, Nuskin, Nature's Sunshine Products and Shaklee. Big Planet and Amway offer educational products which compete with our Whole Learning product line. Nuskin, Amway and Young Living Essential Oils dominate the essential oils and personal care product market for our Whole Living products.

     Many of our competitors have much greater name recognition and financial resources. In addition, herbal remedies, personal care and nutritional products can be purchased in a wide variety of channels of distribution.
While we believe that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. Our product offerings in each product category are also relatively small compared to the wide variety of products offered by our competitors.

     Network Marketing Companies. We also compete for distributors with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. The dominant network marketing companies in our existing markets are Amway Corporation and NuSkin Enterprises, Inc. We also compete with many smaller network marketing companies who offer personal care products. We compete for new distributors on the strength of our product line, compensation plan and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years.

Raw Materials and Suppliers

     A majority of our products are currently produced by manufacturers unaffiliated with us, however, the products are produced according to specifications provided by us or developed by the manufacturers for us. Our profit margins, and our ability to deliver our existing products on a timely basis, are dependent upon the ability of these outside manufacturers to continue to supply products in a timely and cost-efficient manner. Also, the development of additional new products in the future will depend in part on the services of suitable outside manufacturers.

     We use approximately twelve major suppliers and vendors for food ingredients, packaging, and printing. Future 500 Corporation, (the "Future 500") a food processing and packaging company, currently supplies us with approximately 75% of our products. On September 14, 1999 we renegotiated our contract with Future 500 which will require Future 500 to provide us with fresh food products manufactured to our specifications. Our business would be materially adversely affected if we lost Future 500 as a supplier.

     MCB Printing, Inc. supplies the majority of our printing services and Nature's Best supplies the majority of our food ingredients. We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the market place. We maintain our product inventory using a system in which we keep a 4-8 week inventory based on the product's anticipated movement. Typically, we experience back orders with less than 1% of our orders.


Trademarks, Patents and Intellectual Property

     We are in the process of securing trademarks for our Brain Garden logo, Brain Garden TM, Pulse TM, Earthborn Creations TM and several other trademarks. We consider our trademark protection to be very important to brand name recognition and distributor and consumer loyalty to our business. We intend to register our important trademarks in the United States. In addition, a number of our products utilize proprietary formulations, but we do not own any patents for these products.


Government Regulations

     Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities in the United States. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often
(i) impose certain cancellation/product return, inventory buy-backs and "cooling-off" rights for consumers and distributors, (ii) require us or our distributors to register with the governmental agency, (iii) impose certain requirements on us, and/or (iv) impose various requirements, such as requiring distributors to have certain levels of retail sales to qualify to receive commissions. The purpose of these laws and regulations is to ensure that distributors are being compensated for sales of products and not for recruitment of new distributors. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in Canada the government does not allow distributors to purchase product for resale in Canada. All products purchased by Canadian consumers must be purchased for personal use only.

     Any assertion or determination that we are not in compliance with existing laws or regulations, could potentially have a material adverse effect on our business and results of operations. We cannot assure that regulatory authorities in our existing markets will not impose new legislation or change existing legislation that might adversely affect our business in those markets. Also, we cannot assure that new judicial interpretations of existing law will not be issued that adversely affects our business. Regulatory action, whether or not it results in a final determination adverse to us, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on our revenue and net income.

     Regulation of Personal Care and Nutritional Food Products. Our products and related marketing and advertising are subject to some governmental regulation by various domestic agencies and authorities, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC") and Consumer Product Safety Commission, and the United States Department of Agriculture. To date, we have not experienced any complications regarding health and safety and food and drug regulations for our products.


     Our markets have regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to the regulations, and register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products. Many of our existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the capabilities of products. For example, in the United States we are unable to make any claim that our whole foods will diagnose, cure, mitigate, treat, or prevent disease.


Employees

     We have twenty-one (21) full time employees and one (1) part-time employee. Five of these employees directly support the distributor network. We do not anticipate increasing the number of employees at this time. However, if we experience significant growth, we may be required to hire new employees as necessary. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good and we have not experienced any work stoppages.


ITEM 2.      DESCRIPTION OF PROPERTY

     We lease 8,122 square feet of office space from KL Partners American Fork II LLC. The office space is located on the top floor of a new two-story building constructed of contemporary stucco and glass and is located in an office park in American Fork, Utah. The term of the lease is for 30 months and expires on July 31, 2002. We pay a minimum monthly fee of $12,317 for such lease.


ITEM 3.       LEGAL PROCEEDINGS

     On July 26, 1999, Sharon Baez, an individual, filed a complaint in the Fourth District Court, Provo Department, State of Utah, naming Don V. Tolman, individually and as agent for The Brain Garden, LLC, and Whole Living, Inc. dba Brain Garden, a Nevada Corporation, as defendants. Ms. Baez alleges breach of contract and unjust enrichment by the defendants. The complaint claims that Mr. Tolman, as CEO and President of Brain Garden, LLC. entered into an agreement with Ms. Baez on September 22, 1998. Per the agreement, Ms. Baez loaned $121,264.34 to Mr. Tolman and he agreed to repay the principal amount, with 10% interest, with monthly payments. Ms. Baez claims Mr. Tolman failed to complete the repayment schedule. In addition, the complaint alleges that Whole Living, Inc. contacted persons who had loaned money to Mr. Tolman and had offered to refund their money. Ms. Baez claims she did not receive such an offer. Ms. Baez seeks $113,966.81, pre-judgment interest of 10% per annum and post-judgment interest at the maximum legal rate until all amounts due and owing are paid in full. Whole Living's management believes we have no liability and is defending the claim. We have filed an answer to the complaint and there has been no further action in this litigation.

     Mr. Tolman was never employed by us. He was President of Brain Garden LLC, a separate entity that was engaged in network marketing of nutritional products. At the time we formed Whole Living Utah it purchased many of the products, formulas, trademarks and other business assets of Brain Garden LLC, including the Brain Garden mark. Following this purchase, Mr. Tolman worked as an independent consultant and distributor for Whole Living Utah but was never an employee. Mr. Tolman continues to maintain a distributorship and provide continuing services to Whole living.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) Market Information

     Our common stock is traded over-the-counter and quoted on the National Quotation Bureau's Pink Sheets under the symbol "WLIV." There was no trading activity in our common stock until August 5, 1999. The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for the year ended December 31, 1999. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We cannot assure that an active public market will develop in our common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

           Year          Quarter Ended          High          Low
           ----          -------------          ----          ---
           1999          September 30          $3.75          $0.375
                         December 31            5.00           2.00

     Standard Transfer and Registrar Company of Draper, Utah, currently acts as transfer agent for our common stock. As of February 28, 2000 we have approximately 81 shareholders of record with 11,109,000 shares outstanding. 3,998,000 of such shares are freely tradeable (except for such shares as may be subsequently acquired by our affiliates). The remaining 7,111,000 shares held by existing shareholders are "restricted securities" as that term is defined by Rule 144.

        b) Recent Sales of Unregistered Securities

      On December 10, 1999 we issued 400,000 common shares to SGS Holdings, LLC to satisfy certain promissory notes, with interest, of $207,958.

     In connection with this isolated issuance of our securities, we believe that the purchaser (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws,
(iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, in light of the foregoing, the sale of our securities to the acquirer did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


ITEM 6.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors discussed below.

     Whole Living is a network marketing company involved in the development and marketing of all-natural chemical-free products designed to promote optimal health, weight management and peak mental performance. Our revenue is primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials from us for personal use or for resale to customers or sponsored distributors. We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of such goods. Revenue is net of returns, which have historically been less than 2% of gross sales. Distributor commissions are paid to several levels of distributors on each product sale. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. (See "Business
- Distribution Network," above.) These incentives are classified as operating expenses.

     Cost of sales primarily consist of the cost of the raw materials and finished products purchased from third-party vendors and internal production costs. Selling expenses include distributor commissions, the cost of computing and paying commissions as well as the cost of various incentive programs for distributors which may include the cost of trips to our conventions and other incentives paid to distributors for achieving certain sales goals. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average has been approximately 41% of product sales.


Reverse Merger Treatment

     In May of 1999 Whole Living merged with Whole Living, Inc., a Utah corporation, doing business as Brain Garden TM ("Whole Living Utah"). Whole Living, the Nevada corporation, was the surviving entity following the statutory merger. Prior to the date of the merger, Whole Living Utah had obtained the principal assets, products and trademarks of Brain Garden LLC, a
Utah limited liability company, owned by Don Tolman.   As a result of the
merger Whole Living acquired the business operations, products and assets of Whole Living Utah which are a significant part of our ongoing business and the products that we sell. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Whole Living Utah.

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


Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues, loans, and private placements of equity securities. Management believes that these sources of funding will continue to provide working capital for our operations for at least the next twelve months. For the year ended December 31, 1999 we recorded $183,069 cash on hand with total current assets of $587,428. 60.4% of the total current assets were represented by our inventory of food products and ingredients. Our total current liabilities were $1,459,237, with 60.8% of those current liabilities allocated to the current portion of our long-term liabilities, mostly notes to related parties. For the 1999 fiscal year we recorded $1,435,300 net cash used by our operating activities and posted a $0.21 net loss per share.

     During fiscal year 1999 net cash provided by financing activities was $1,738,045. In May of 1999 the merger of Whole Living Utah with Whole Living provided an infusion of cash. Whole Living sold 300,000 common shares for $800,000 cash and advanced $650,000 of those funds to Whole Living Utah to fund its operations until the merger was effected. Shortly after the merger, Whole Living obtained a loan for $340,000. In July we raised $500,000 through the sale of our common stock and then we acquired another loan for $150,000 in

September of 1999. The funds from these financing activities were used to fund our operations. In December of 1999 we satisfied certain promissory notes in the amount of $207,958 by issuing 400,000 common shares.

     As of December 31, 1999 our principal commitments consisted of notes payable and office and equipment leases. Future minimum capital lease payments totaled $7,905 through the year 2002. Future minimum principal payments on notes payable totaled $884,721 through 2000. Future minimum payments on operating leases totaled $438,702 through 2002. Other commitments include a $5,000 bonus which we are obligated to pay each month to one distributor.

     During fiscal year 1998 Whole Living Utah initially entered into a purchase agreement in November of 1998 in which it agreed to acquire many of the assets of Brain Garden LLC in exchange for paying off then-current payables in the amount of just over $260,000. Funds for the purchase came primarily from the sales of a key distributorship for $50,000, a $150,000 investment by Mark Comer, and a $50,000 loan to Whole Living Utah from Mark Comer.

      Management believes that our cash needs for at least the next six months can be met by loans from our directors, officers and shareholders. We have an understanding with such individuals that such loans will be repaid once we have sufficient internal cash flows and/or are able to obtain additional funding through private placements of our stock.

     Since our inception, internal cash flows, alone, have not been sufficient to maintain our operations. Our future internal cash flows will be dependent on a number of factors: 1) our ability to encourage our distributors to sponsor new distributors and increase their own personal sales; 2) our ability to promote our product lines with our distributors; 3) our ability to develop successful new product lines; 3) effects of regulatory changes, if any; and 4) our ability to remain competitive in our markets. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

     Management anticipates that additional capital will be provided by private placements of our common stock once we are able to return the listing of our stock to the OTC Bulletin Board. The removal of our common stock listing from the OTC Bulletin Board and the subsequent listing on the National Quotation Bureau Pink Sheets has adversely affected our trading market and our ability to raise capital through equity. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing. We have not investigated the availability, source and terms for external financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.


Results of Operations

     The following table summarizes operations during fiscal year 1999 and 1998. The pro forma consolidated statement of operations through December 31, 1998 shows the operations of Brain Garden LLC for eleven months consolidated with Whole Living Utah's operations for one month. The fiscal year ended December 31, 1999 consolidates five months of operations of Whole Living Utah and seven months of the combined entities as Whole Living Nevada.

                              Brain Garden LLC &
                              Whole Living Utah
                           Pro Forma Consolidated          Whole Living
                                   December 31,            December 31,
                                       1998                     1999
                           -------------------             -------------

     Revenues                  $     1,491,829             $ 3,625,935
     Cost of Sales                     425,321               1,152,242

     Gross Profit                    1,066,508               2,473,693

     Selling Expenses                  594,835               1,862,555

     Research & Development             10,370                  17,520

     General & Administrative          828,039               2,240,313

     Total Operating Expense         1,433,244               4,120,388

     Operating Income (Loss)          (366,735)             (1,646,695)

     Net Profit (Loss)                (366,962)             (1,698,833)


YEARS ENDED DECEMBER 31, 1999 AND 1998

     Management's focus during 1999 was to:

           * develop a core leadership base of experienced direct sales professionals
           * expand our product lines
           * improve our sales tools
           * create an infrastructure and business system to support our anticipated growth

     Revenues increased $2,134,104 from 1998 to 1999. During 1999 we experienced increases each month in net monthly sales, starting with $112,320 for January and growing to $626,712 for December. The increased revenues were a result of the development of our distributor network. Costs of sales were 31.7% of revenues for 1999 compared to 28.5% for 1998. This increase was due primarily to discounts we applied to certain products in order to attract new distributors. Our cost of sales is affected by our inability as a small company to purchase product at more advantageous prices, i.e., discounts for larger quantities.

     Selling expenses increased $1,267,720 from 1998 to 1999 and were 51.3% of
revenues in 1999 compared to 39.8% of revenues in 1998.   This increase was
primarily due to management's decision to make concessions in pricing and sales commissions which were designed to attract new distributors. Management does not deem it necessary to continue these incentives into the next quarter. We spent $17,520 during 1999 on research and development of our product lines, compared to $10,370 for 1998.

     General and administrative expenses which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $1,412,274 from 1998 to 1999. These expenses increased due to hiring two additional full time employees and one part-time employee, improvements to our support business systems, and development of our sales and marketing tools.

     Management anticipates our operating losses to continue in the short term. We expect to realize expenses not related to ordinary operations when we relocate our main offices to a new facility. However, management intends to implement reductions in salaries and consulting fees to reduce operating expenses.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Brain Garden LLC was formed in July of 1997. The 1997 unaudited financials reflect two months of operations of that company. Revenues increased $1,422,312 from 1997 to 1998 as Brain Garden LLC continued to develop a distributor network and product lines. As a result of the increase in revenues, cost of sales were 28.5% of revenues in 1998 compared to 68.5% of revenues in 1997 and gross profit increased $1,044,641 from 1997 to 1998.

     Selling expenses increased $583,281 from 1997 to 1998 primarily as a result of sales commissions paid to more distributors. Whole Living Utah spent $10,040 of the total $10,370 spent on research and development during 1998 for development of personal care and other products. General and administrative expenses increased $758,265 from 1997 to 1998 due to increased sales volume and the costs of facilities and staffing necessary to accommodate
that growth.   However, total operating expenses decreased to 96.0% of
revenues in 1998 compared to 116.9% of revenues in 1997. The 1998 net loss increased $307,501 from 1997 and reflects the costs associated with the distributor network.

Seasonal Aspects

     In the direct selling industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we have not experienced a decrease in sales during these time periods and are unsure how the industry-wide fluctuations will affect our business in the future.


Year 2000 Compliance

     We, and to the best of our knowledge, our third party vendors, utility providers and our distributors did not experience any interruption of operations as a result of the Year 2000.

     In early 1999, we created a Year 2000 committee and asked it to evaluate the Year 2000 problems that we might encounter and take appropriate action to address the possible material implications of those problems. This Year 2000 committee developed and implemented a plan to respond to the perceived potential problems and attempt to render us Year 2000 ready.

     The committee identified three potential problem areas that could have a material adverse impact on or financial condition, liquidity and results of operations. These areas were: (1) our in-house informational technologies which include our main computer system and partial information collection and retrieval devices; (2) our contract suppliers who provided the raw materials and services necessary to produce and distribute our products; and (3) our distributors and customers who represented the ultimate sellers and purchasers of our products.

     As part of the Year 2000 initiative, we established a testing program to determine whether our assets were Year 2000 ready. Our testing program was conducted in stages:

     The initial stage consisted of testing our in-house main computer server and personal computers that were networked to the main server. For example, testing a particular application to ensure that it correctly manipulated dates and date-related data and properly operated in a Year 2000 ready environment.

     The second stage included testing interfaces between software providers and our interactive touch-tone ordering system, called Interactive Voice Response (IVR), to ensure that these interfaces correctly sent and received date-related data.

     The final stage involved beginning-to-end validating of the ordering/ shipping process to ensure the total system had the capability to send and receive date-related data.

     We did not defer any major information technology project as a result of the implementation of the Year 2000 initiative.

     As of June 30, 1999, we completed a review of our internal computer systems and associated devices and had concluded, based on this review of our operations and computer systems, that our significant information technology ("IT") systems would not be affected by Year 2000 problems. Internally, the only critical Y2K questions related to our IT systems. We determined that our enterprise level database program, which hosts all order entry, inventory, shipping and commissions functions was Year 2000 compliant. Also, our database server and other computers were checked and deemed Year 2000 compliant by a third party computer systems consultant. All of our network stations were very late model personal computers running on the latest version of Windows NT. If affected at all, our internal IT systems would not be materially affected and the minor problems would be solved by replacing or modifying the programs at a cost that would not be significant.

     The second potential problem area was represented by non-information technology ('non-IT") assets. This encompassed (i) the third party vendors who supply the raw materials needed to produce our various products; (ii) the third party purveyors who provide marketing materials for our distributors and customers; and (iii) other third parties that provide goods and services to our operation. Examples of this last category included the local and national telephone companies, the ground-based delivery companies including Federal Express and UPS, and the local utility companies.

     Over seventy percent of the raw materials that we used in blending our products were supplied to us by a simple supplier. We had various discussions with that supplier, Future 500, concerning its Year 2000 compliance and had received initial written confirmation of that compliance. We contacted other suppliers in an effort to ascertain their Year 2000 compliance and their state of readiness. We had received assurances from a majority of these suppliers that their IT and non-IT assets were compliant or would be Year 2000 compliant by the end of the fourth quarter of 1999. We reviewed the responses received from these vendors to evaluate the accuracy and adequacy of the disclosures made by the vendors as to their Year 2000 compliance status. This review process was completed by the end of November 1999.

     As an additional safeguard to interruption in the supply of raw materials for the formulation of our products, we initiated an inventory reserve program under which we produced and inventoried ten weeks worth of completed product and maintained that level of inventory through the end of February 2000. We believed that this expansion of our inventory reserve coupled with the fact that 75% of our raw materials were supplied by Future 500 would provide a safeguard against any delay in our receipt of needed raw materials due to third party supplier failure to become Year 2000 compliant.

     In addition, all of our promotional materials were produced for us by a related third party company, MCB Printing, Inc. We concluded that our supply of promotional materials would not be materially affected.

     Our local utility company (Utah Power), our local phone service provider (US West) and our bank (Zion's Bank) had made public statements of their preparedness for the Year 2000. We did not undertake any independent confirmation of those statements, but relied upon them. Similarly, we relied upon but made no independent verification of statements made by Federal Express and other ground-based carriers that they would not be materially affected by Year 2000 problems.

     The last category was composed of our distributors and their customers which collectively made up our customer base. Interruption in the distributor's ability to access their down lines could have a material adverse impact on our financial condition, liquidity and results of operations. We engaged in discussions with our Team Captain, Captain and All Star distributors regarding potential Year 2000 problems and the necessity of a contingency plan to prevent significant interruption of our businesses. Due to the size of our company and the nature of our distribution system, we concluded from these discussions that any eventual impact would not be material. The majority of our distributors placed orders telephonically through our interactive voice response (IVR) system and our tests of the interface between our software providers and this system were Year 2000 compliant.

     We estimate that we spent approximately $4,500 through December 31, 1999 on implementation of the Year 2000 initiative and developing our Year 2000 contingency plans. The majority of the initiative phase work was performed by outside consultants. The implementation costs were minimal since most of our IT and non-IT assets have been purchased already Year 2000 compatible.

     We did not identify any material IT or non-IT assets critical to our operations that presented a material risk of not being Year 2000 ready, that couldn't be replaced with a suitable alternative, or for which we did not have an acceptable contingency plan. We believed that our most reasonably likely worse case scenario would result from challenges presented by Year 2000 disruptions experienced by our utility providers. A significant disruption in services provided by such a party could have a material adverse impact on our financial condition, liquidity or results of operations.


ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are attached hereto:


     Whole Living, Inc. Financial Statements December 31, 1999 and 1998.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Pursuant to the merger agreement, we continue to employ the accounting survivor's (Whole Living Utah's) principal independent accountant, Crouch, Bierwolf and Chisholm, located in Salt Lake City, Utah. For the past two fiscal years we have not had any disagreements regarding accounting practices, financial statement disclosure, or auditing scope or procedure with our former independent accountant, Hammond & Company; nor have their reports contained an adverse opinion or disclaimer of opinion.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a)     Directors and Officers

     Our executive officers and directors and their respective ages and positions with us are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Directors and Officers

Name                    Age          Position Held
----                    -----        -------------
Ron Williams            38           President, C.E.O. and Director
Bruno Vassel III        56           Vice President, Treasurer and Director
Bill Turnbull           43           Secretary and Director
Mark Burdge             43           Chief Financial Officer and Director


     Ron Williams. President, C.E.O. and Director of Whole Living Utah since November of 1998. Mr. Williams is a network marketing industry veteran, having served from April 20, 1992 to September 20, 1997 as Vice President of Marketing for Neways International, of Salem, Utah. Neways International is a privately held network marketing company that sells personal care and nutritional supplements. In September 1997, Mr. Williams left Neways to accept the General Manager and Vice President of Marketing position at Young Living Essential Oils, a company headquartered in Payson, Utah. From September 1997 through November 1998, Mr. Williams served as General Manager and eventually Vice President of Marketing for Young Living Essentials, Payson, Utah. Young Living Essentials is a privately held network marketing company which sells aroma therapy oils and personal care products.

     Bruno Vassel III. Vice President and Treasurer of Whole Living Utah since November 1998. From March 1, 1973 to July 4, 1986 Mr. Vassel was employed by Avon Products, Inc. in New York City. From July 5, 1993 to May 1, 1996 Mr. Vassel served as Vice President of Human Resources and as a member of the Executive Committee of Nature's Sunshine Products, Provo, Utah. Natures Sunshine Products is a publicly traded network marketing company which sells herbal nutritional products. Prior to joining Nature's Sunshine Products, from March 1, 1987 to July 5, 1993, Mr. Vassel managed his own international consulting company known as Human Resources Services, Inc. Human Resources Services, Inc. provided consulting services to more than fifty clients, including several Fortune 500 companies. Following his employment with Nature's Sunshine Products, Inc. from May 6, 1996 through November 30, 1998 Mr. Vassel concentrated his efforts on his consulting business. Mr. Vassel received a Bachelor of Arts degree in 1969 from Brigham Young University, Provo, Utah. He is the author of the book Lengthen Your Leadership Stride.

     Bill Turnbull. Secretary/Treasurer and Director of Whole Living Utah since November of 1998. Mr. Turnbull served as President and Chief Executive Officer of Bonneville Foods, Inc. from December 10, 1989 through January 10, 1998. Bonneville Foods, Inc. is a privately held company that develops and operates franchised restaurants. On January 12, 1998, Mr. Turnbull resigned from Bonneville Foods, Inc. to found Insight, USA which is a direct sales company which specializes in educational software and internet-based educational programs. Mr. Turnbull worked for Insight, USA until it was acquired by Whole Living Utah on November 30, 1998. From 1996 through the present, Mr. Turnbull has served as President for TJ Development, a commercial real estate investment company which he founded in early 1996. He received a Bachelor of Science degree from Brigham Young University, Provo, Utah in 1982.

     Mark Burdge. Director since March 15, 1999. Mr. Burdge is the primary owner of MCB Printing, Inc., a printing business located in Provo, Utah which specializes in the printing of product marketing materials for network marketing companies. From January 13, 1994 through the present, Mr. Burdge has served as the President and Chief Executive Officer of MCB Printing, Inc. Mr. Burdge received a Bachelor of Science degree from Brigham Young University in 1983. From September, 1984 through January, 1986, Mr. Burdge served as a Regional marketing Director for Nuskin International, a private company located in Provo, Utah.


b)     Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Whole Living with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 1999, Ron Williams, Bruno Vassel, III, Bill Turnbull and Mark Burdge filed late their Form 3's, initial statement of ownership, which were due upon the effective date of the Form 10-SB registration statement.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table shows the compensation of our executive officers for the year ended December 31, 1999. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


                              COMPENSATION TABLE


                             Annual Compensation
                             -------------------

Name and Principal Position  Fiscal    Salary   Bonus   Other Annual
                             Year                       Compensation
---------------------------  --------- -------- ------  ---------------

Ron Williams,
President, CEO                 1999    $ 60,000    0      $ 6,000*


Bruno Vassel, III,
Vice President, Treasurer,
COO                            1999      60,000    0        6,000*


Bill Turnbull, Sr.,
Secretary, Director            1999      60,000    0        6,000*


Mark Burdge,
Director, CFO                  1999           0    0            0

     *Personal benefits: lease payments for automobile


Employment Contracts

     We have adopted a policy of entering into employment agreements with our senior management, and have entered into such agreements with Messrs. Williams, Vassel and Turnbull. The term of the agreements start on March 15, 1999 and have initial terms of three years, with automatic renewal for one year periods thereafter. Under the agreements each officer is entitled to receive a base salary of $60,000 during the first year of the agreement. Each is entitled to incentive bonuses, vacation time, insurance on an automobile, stock options at the Board's discretion and reimbursement for expenses. We may terminate the employment agreements for cause as that term is defined in the agreements. If we terminate the employment at our discretion, each will receive compensation due him for a period of twelve months. Each has promised not to compete with Whole Living for a period of one year after termination.



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our director's and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 11,109,000 shares of common stock outstanding as of February 28, 2000.

                          CERTAIN BENEFICIAL OWNERS

                                      Common Stock Beneficially Owned
                                      -------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock             Percentage of Class
-----------------                -------------------      -------------------
Mark Comer                               918,920                8.2%
629 East 730 South, Suite 201
American Fork, Utah 84003

PHI Mutual Ventures, LLC               4,702,701*              42.3%
525 South 300 East
Salt Lake City, Utah 84111

RBC Dominion Securities, Inc.            745,000                6.7%
A/C 250 00471-2
Royal Bank Plaza
Toronto, Ontario, Canada

SGS Holdings LLC                         600,000                5.4%
P.O. Box 6201
Rock Springs, Wyoming 82901

                                  MANAGEMENT

                                      Common Stock Beneficially Owned
                                     --------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock             Percentage of Class
-----------------                ------------            --------------------
Ron Williams                       1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Bruno Vassel III                   1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Bill Turnbull                      1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Mark Burdge                          373,379                 3.4%
629 East 730 South, Suite 201
American Fork, Utah 84003

All executive officers and
directors as a group               5,076,080                 45.7%

*See, "Changes in Control," below.

Changes in Control.

     On May 17, 1999 Whole Living borrowed $340,000 from PHI Mutual Ventures,
LLC.   The promissory note for the loan is secured by our common stock held in the name of Messrs. Williams, Turnbull and Vassel. If the loan is not repaid with interest by Whole Living by May 1, 2000, PHI Mutual Ventures, LLC, or the holder of the note, will acquire 4,702,701 shares, which currently represents 42.3% of our outstanding shares. (See, "Certain Relationships and Related Transactions," below.)



ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

      On or about December 31, 1998, Mark Comer, a shareholder in Whole Living Utah, advanced $50,000 to that entity. The advance was made informally without the execution of a promissory note or other writing. Because no due date or annual interest rate was stated, the obligation is due upon demand and carries interest at the statutory rate of 10% per annum. On December 10, 1999 we issued 50,000 common shares to satisfy this promissory note.

     All of our named executive officers own interests in MRB, LLC which prepares sales aids and product kits for us. MRB's services include the design and production of printing and packaging, and the production of video and audio tapes. Mr. Burdge owns a 40% interest in MRB and Messrs. Williams, Turnbull and Vassel each own 20%. MRB provides these products to Whole Living on 90 day credit at competitive rates. Whole Living has paid MRB approximately $198,000 from December 1, 1998 through December 31, 1999. The terms of Whole Living's purchase of MRB products and services are no more favorable than we could receive from an independent third party. All services and products provided by MRB, LLC are provided to us and other network marketing companies on the same terms. At the present time, services and products provided to us by MRB, LLC constitute approximately 90% of that company's net revenues. MRB, LLC's net revenues from all its operations for the 1999 fiscal year total less than $10,000.

     Whole Living advanced $650,000 to Whole Living Utah in March of 1999 in anticipation of the merger. The advance was interest free.

     In May of 1999 PHI Mutual Ventures, LLC, our shareholder, loaned Whole Living $340,000. The loan is represented by a promissory note which is payable, with 9% interest, on May 1, 2000. The note is secured by 4,702,701 shares of Whole Living common stock originally issued to three of our executive officers, Messrs. Williams, Turnbull and Vassel. The stock certificates representing these shares are currently held in escrow pending repayment of the indebtedness. The terms of that loan are no more favorable than we could receive from an independent third party.

     In September of 1999, PHI Mutual Ventures LLC, our shareholder, loaned us $150,000 and assumed a $50,000 note originally made in 1998 by another shareholder. Shortly thereafter, these loans were converted into 400,000 common shares.

     On December 1, 1999 we entered into a service agreement with Excel Graphics, a Utah corporation, to provide product warehousing and fulfillment. Mark Burdge, our shareholder and Director, is the President and major
shareholder of Excel Graphics.   As of December 31, 1999 we have paid $20,000
to Excel Graphics for its services. The terms of the service agreement are no more favorable than we could receive from an independent third party.

     During the fiscal year 1999 Vassel Enterprises, LLC has provided internet web design and hosting services. Bruno Vassel III, our officer and director, is the owner of Vassel Enterprises LLC and we have paid $29,012 for such services.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit Number          Description
        --------------          -----------
        2.1                     Agreement and Plan of Reorganization between
                                Whole Living and Whole Living, dba Brain
                                Garden, dated March 16, 1999 (incorporated by reference to Form 10-SB, as amended, filed
                                August 9, 1999)

        3.1 Articles of Incorporation of Whole Living (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

        3.2 Articles of Merger filed March 19, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

        3.3 Articles of Merger filed May 24, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

        3.4 Bylaws of Whole Living (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

       10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

       10.2 Form of Employment Agreement (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

       10.3                     Consulting Agreement between Whole Living,Inc.
                                and Don Tolman, dated November 30, 1998
                                (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

       10.4 Private Label Manufacturing Agreement between Whole Living, Inc. and Future 500 Corporation dated, September 14, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

       16.1 Letter of agreement from Hammond & Company, dated August 2, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

       27                       Financial Data Schedule (See attached)


(b)     Reports on Form 8/K

        None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WHOLE LIVING, INC.


Date: 3/17/00                        By:   /s/Ron Williams
                                     Ron Williams, President, CEO and Director




Date: 3/17/00                        By:   /s/ Bill Turnbill
                                     Bill Turnbull, Secretary and Directo


Date: 3/17/00                        By: /s/ Mark Burdge
                                          Mark Burdge, Chief Financial Officer
                                          and Director

                              Whole Living, Inc.

                             Financial Statements

                          December 31, 1999 and 1998

                               C O N T E N T S


Accountants' Report....................................   3

Balance Sheets.........................................   4

Statements of Operations ...............................  6

Statements of Stockholders' Equity .....................  7

Statements of Cash Flows ...............................  8

Notes to the Financial Statements ......................  9

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


                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying balance sheets of Whole Living, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and from inception on November 25, 1998 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whole Living, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the year ended December 31, 1999 and from inception on November 25, 1998 through December 31, 1998 in conformity with generally accepted accounting principles.

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


/s/ Crouch, Bierwolf & Chisholm

Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
March 3, 2000

                              Whole Living, Inc.
                                Balance Sheet

                                    ASSETS

                                                           December 31
                                                       1999           1998
                                                  ------------- -------------
CURRENT ASSETS

   Cash (Note 1)                                  $    183,069  $     68,205
   Accounts receivable                                   2,548         1,044
   Inventory (Note 1)                                  355,082        93,995
   Prepaid expenses                                     46,729             -
                                                  ------------- -------------
     Total Current Assets                              587,428       163,244
                                                  ------------- -------------
PROPERTY & EQUIPMENT (Note 2)                          295,485       167,322
                                                  ------------- -------------
OTHER ASSETS

    Goodwill (Note 1)                                   34,636        43,295
    Deposits                                            11,506             -
                                                  ------------- -------------
    Total Other Assets                                  46,142        43,295
                                                  ------------- -------------
     TOTAL ASSETS                                 $    929,055  $    373,861
                                                  ============= =============

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                           Balance Sheet continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31
                                                       1999           1998
                                                   ------------- ------------
CURRENT LIABILITIES

   Accounts payable                                $    328,478  $    36,790
   Accrued expenses                                     241,556       55,954
   Current portion of long-term liabilities(Note 3)     884,721      127,657
                                                   ------------- ------------
     Total Current Liabilities                        1,454,755      220,401
                                                   ------------- ------------
LONG TERM LIABILITIES (Note 3)

   Notes payable-related party                          840,000       50,000
   Notes payable                                         41,298       70,872
   Capital lease obligations                              7,905       14,502
   Less current portion                                (884,721)    (127,657)
                                                   ------------- ------------
     Total long term Liabilities                          4,482        7,717
                                                   ------------- ------------
     TOTAL LIABILITIES                                1,459,237      228,118
                                                   ------------- ------------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     $.001 par value, issued 11,109,000 and 11,100
     shares, respectively, and outstanding
     10,709,000 and 11,100 shares, respectively          10,709        4,299
   Additional paid in capital                         1,213,249      196,701
   Retained earnings                                 (1,754,140)     (55,257)
                                                   ------------- ------------
     Total Stockholders' Equity                        (530,182)     145,743
                                                   ------------- ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    929,055  $   373,861
                                                   ============= ============

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                           Statement of Operations


                                                             From inception
                                                             on November
                                               For the Year  25, 1998
                                               Ended         through
                                               December 31,  December 31,
                                               1999          1998
                                               ------------- -------------
REVENUES                                       $  3,625,935  $    163,074

COST OF SALES                                     1,152,242        65,407
                                               ------------- -------------
GROSS PROFIT                                      2,473,693        97,667
                                               ------------- -------------
SELLING EXPENSES                                  1,862,555        54,755

RESEARCH & DEVELOPMENT                               17,520        10,040

GENERAL & ADMINISTRATIVE EXPENSES                 2,240,313        87,902
                                               ------------- -------------
TOTAL OPERATING EXPENSES                          4,120,388       152,697
                                               ------------- -------------
OPERATING LOSS                                   (1,646,695)      (55,030)
                                               ------------- -------------
OTHER INCOME AND (EXPENSES)

   Interest expense                                 (52,649)         (227)
   Interest income                                    6,551             -
   Loss on sale of asset                             (6,090)            -
                                               ------------- -------------
     Total Other Income and (Expenses)              (52,188)         (227)
                                               ------------- -------------
LOSS BEFORE INCOME TAXES                         (1,698,883)      (55,257)

PROVISION FOR INCOME TAXES (Note 1)                      -              -
                                               ------------- -------------
NET LOSS                                       $ (1,698,883) $    (55,257)
                                               ============= =============
NET LOSS PER SHARE                             $      (0.21) $      (0.01)
                                               ============= =============
WEIGHTED AVERAGE OUTSTANDING SHARES               8,122,534     4,299,000
                                               ============= =============

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                      Statement of Stockholders' Equity
        From Inception on November 25, 1998 through December 31, 1999

                                                              Additional  Retained
                                           Common Stock       Paid in     Earnings
                                        Shares       Amount   Capital     (Deficit)
                                     ------------ ----------- ----------- -----------
Beginning Balance November 25, 1998            -  $        -  $        -  $        -

November 1998-Shares issued to
 organizers for services               3,640,600       3,641      (2,641)          -

December 1998-Shares issued for cash     658,400         658     199,342           -

Net (Loss) from inception on November
 25, 1998 through December 31, 1998            -           -           -     (55,257)
                                     ------------ ----------- ----------- -----------
Balance on December 31, 1998           4,299,000       4,299     196,701     (55,257)

Shares issued in reverse acquisition   6,000,000       6,000     794,000           -

July 1999 - shares issued for
  conversion of notes payable            400,000         400     207,558           -

September 1999 - shares issued for
   Insurance policy                       10,000          10      14,990           -

Net (Loss) for the year ended
  December 31, 1999                            -           -           -  (1,698,883)
                                     ------------ ----------- ----------- -----------
Balance on December 31, 1999          10,709,000  $   10,709  $1,213,249 $(1,754,140)
                                     ============ =========== =========== ===========


 The accompanying notes are an integral part of these financial statements.
                                     -7-

                             Whole Living, Inc.
                           Statement of Cash Flows


                                                                      From inception
                                                                      on November
                                                      For the Year    25, 1998
                                                      Ended           through
                                                      December 31     December 31
                                                      1999            1998
                                                      --------------  --------------
Cash Flows From Operating Activities
Net income (loss)                                     $  (1,698,883)  $     (55,257)
Non-cash items:
   Depreciation & amortization                               66,565           2,581
   Stock issued for services                                 15,000           1,000
   Stock issued for interest                                  7,958               -
   Loss on sale of assets                                     6,090               -
(Increase)/decrease in current assets:
   Accounts receivable                                       (1,504)         (1,044)
   Inventory                                               (261,087)        (93,995)
   Prepaid expenses                                         (46,729)              -
Increase/(decrease) in current liabilities:
   Accounts payable                                         291,688          36,790
   Accrued expenses                                         185,602          55,954
                                                      --------------  --------------
  Net Cash Provided (Used) by Operating Activities       (1,435,300)        (53,971)
                                                      --------------  --------------
Cash Flows from Investing Activities
  Cash paid for Property and Equipment                     (176,375)        (71,510)
  Cash paid for Goodwill                                          -         (43,295)
  Cash paid for Deposits                                    (11,506)              -
                                                      --------------  --------------
     Net Cash Provided (Used) by Investing Activities      (187,881)       (114,805)
                                                      --------------  --------------
Cash Flows from Financing Activities
  Cash received from WLN pursuant to the acquisition        800,000         200,000
  Cash received from debt financing                         990,000          50,000
  Principal payments on long-term debt                      (51,955)        (13,019)
                                                      --------------  --------------
     Net Cash Provided (Used) by Financing Activities     1,738,045         236,981
                                                      --------------  --------------
    Increase/(decrease) in Cash                             114,864          68,205

Cash and Cash Equivalents at Beginning of Period             68,205               -
                                                      --------------  --------------
Cash and Cash Equivalents at End of Period            $     183,069   $      68,205
                                                      ==============  ==============
Supplemental Cash Flow Information:
  Cash paid for interest                              $       9,799   $           -
  Cash paid for income taxes                          $           -   $           -
Non-cash financing transaction:
  Purchase of equipment with lease obligations
    and notes                                         $           -   $     101,393
Stock issued for insurance policy                     $      15,000   $           -
Stock issued for conversion of notes payable          $     207,958   $           -


 The accompanying notes are an integral part of these financial statements.
                                     -8-


                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

    a. Organization

  Whole Living, Inc. (the Company) was incorporated on November 25, 1998 in the state of Utah. On November 30, 1998, the Company acquired the assets, leases, product line and name of Brain Garden, L.L.C., a Utah limited liability company engaged in the marketing and distribution of various natural food products, oils and bath salts. The Company does business under the name of Brain Garden, and maintains its headquarters in American Fork, Utah.

   b. Recognition of Revenue

  The Company recognizes income and expense on the accrual basis of accounting.

  The Company's source of revenue is from the sale of various food products and other natural products. The Company recognizes the sale upon receipt of the sales order, which is simultaneous with the payment and delivery of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product. The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor. Returns are approximately 1% of sales for both periods presented. All conditions of FASB 48 are met and the revenue is recorded upon sale, with an estimated accrual for returns. The Company has no sources of comprehensive income.

 c. Earnings (Loss) Per Share

  The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

  The weighted average shares outstanding is calculated as follows at December 31, 1999 and 1998:

                                                         December 31,
                                                      1999        1998
                                                   ----------- ------------
 Shares outstanding at beginning of period          4,299,000            -
 Shares issued for services, November 1998                  -    3,640,600
 Shares issued for cash, December 1998                      -      658,400
 Reorganization adjustment effective May 24, 1999   6,000,000            -
 Shares issued for cash, July 1999                    400,000            -
 Shares issued for insurance policy,
    September 1999                                     10,000            -

                                                  ------------  -----------
 Balance of shares at End of Period                10,709,000    4,299,000
                                                 =============  ===========

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998



NOTE 1 - Summary of Significant Accounting Policies (Continued)

 c. Earnings (Loss) Per Share (continued)

 Weighted average computation:     4,299,000-144 days  4,299,000-36 days
                                  10,299,000- 50 days          -
                                  10,699,000- 52 days          -
                                  10,709,000-119 days          -
                                  -----------          ---------
 Weighted average shares           8,122,534           4,299,000
                                  ===========          =========


  There are no reconciling items to net income for the computation of earnings per share. 400,000 shares held in escrow as collateral on a note payable were not included in computing diluted earnings per share because their effects were anti-dilutive.

 d. Provision for Income Taxes

  No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,754,000 that will be offset against future taxable income. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

  Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998:

                                                        December 31,
                                                  1999               1998
                                               -------------- ---------------
  Deferred tax asset:
    NOL carryforward                           $     596,000  $       18,700
  Valuation allowance                               (596,000)        (18,700)
                                               -------------- ---------------
 Total                                         $           -  $            -
                                               ============== ===============

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

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998


NOTE 1 - Summary of Significant Accounting Policies (Continued)

 f. Property and Equipment (continued)

  The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31,1999 and 1998 is $57,906 and $2,581, respectively.

 g. Inventory

   Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.

 h. Fair Value of Financial Instruments

  Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

 i. Goodwill

  The Company recorded goodwill in the acquisition of the assets of Brain Garden, LLC. Various intangible assets such as distributor down lines, customer lists and product name identification are included in Goodwill. Valuation of these intangibles separately was not identified, yet the excess of payment over the net assets received provides for the recording of these intangibles as Goodwill. Goodwill is being amortized over 5 years on a straight-line method. Amortization expense for the year ended December 31, 1999 was $8,659.

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

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998


NOTE 1 - Summary of Significant Accounting Policies (Continued)

 k. Acquisition

  On November 30, 1998, the Company acquired many of the assets, lease obligations and much of the product line of Brain Garden LLC, a Utah Limited Liability Company ("Brain Garden"). Brain Garden's product line consists of various natural food products, oils and bath salts. The acquisition was recorded using the purchase method of a business combination. Goodwill was recorded in the acquisition in the amount of $43,294 and will be amortized over 60 months. The Company paid $283,800 for the purchase of Brain Garden assets. The Company assumed leases in the amount of $14,500. The Company also assumed an operating lease for office space which expired during 1999. No operating activity of Brain Garden is included in the statement of operations of the Company prior to the acquisition.

NOTE 2 - Property & Equipment

  Property and equipment consists of the following at December 31, 1999 and
1998:
                                                        December 31,
                                                      1999        1998
                                                  ------------ -----------
                 Office equipment & furnishings   $    49,782  $   33,682
                 Office furniture & fixtures           57,536      34,829
                 Software                             232,333      86,379
                 Leased equipment                      15,014      15,014
                                                  ------------ -----------
                                                      354,665     169,904

                 Less:
                    Accumulated depreciation          (55,930)     (2,332)
                    Accumulated depreciation -
                      leased equipment                 (3,250)       (250)
                                                  ------------ -----------
                  Total Property & Equipment      $   295,485  $  167,322
                                                  ============ ===========

                                 -12

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998
NOTE 3 - Long-Term Liabilities

 Long Term Liabilities are detailed in the following schedules as of December 31, 1999 and 1998:

Notes payable - related party is detailed as follows:      December 31
                                                      1999         1998
                                                 -------------- -------------
 Note payable to a shareholder of the Company,
 non-interest bearing, due upon demand and
 unsecured                                       $           -  $     50,000

 Note payable to a shareholder of the Company,
 bearing interest at 10%, due June 2000 and
 secured by 400,000 shares of common stock             500,000             -

 Note payable to a shareholder of the Company,
 bears interest at 9%, due May 1, 2000 and
 unsecured                                             340,000             -
                                                 -------------- -------------
  Total notes payable - related party                  840,000        50,000
                                                 ============== =============
 Notes Payable are detailed as follows:

 Note payable to an individual, non-interest
 bearing, due within one year                           10,031             -

 Note payable to a corporation, non-interest
 bearing, due within 60 days of delivery of
 software, unsecured                                    31,267        70,872
                                                 -------------- -------------
 Total Notes Payable                             $      41,298  $     70,872
                                                 ============== =============

 Capital lease obligations are detailed in the following schedule as of December 31, 1999 and 1998:

 Capital lease obligation to a corporation
 for computer equipment, lease payments due
 monthly of $435 through February 2000,
 bears interest at 18%, secured by computer
 equipment.                                      $         808  $      5,401

 Capital lease obligation to a corporation
 for computer equipment, lease payments
 due monthly of $304 through April 2002,
 bears interest at 18%, secured by equipment.            7,097         9,101
                                                 -------------- -------------

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998

NOTE 3 - Long-Term Liabilities (continued)
                                                          December 31
                                                        1999         1998
                                                 -------------- -------------

 Total Lease Obligations                                 7,905        14,502
                                                 -------------- -------------
 Total long term liabilities                           889,203       135,374

 Less current portion of:
   Notes payable - related party                       840,000        50,000
   Notes payable                                        41,298        70,872
   Capital lease obligations                             3,423         6,785
                                                 -------------- -------------
 Total current portion                                 884,721       127,657
                                                 -------------- -------------
  Net Long Term Liabilities                      $       4,482  $      7,717
                                                 ============== =============

 Future minimum principal payments on notes payable and notes payable-related party are as follows:

  2000                                                    $    884,721
                                                          ------------
  Total notes payable and notes payable-related party     $    884,721
                                                          ============

  Future minimum lease payments are as follows at December 31, 1999:

  2000                                                           4,520
  2001                                                           3,651
  2002                                                           1,217
                                                          -------------
                                                                 9,388
  Less portion representing interest                            (1,483)
                                                          -------------
  Total                                                   $      7,905
                                                          =============

NOTE 4 - Commitments and Contingencies

   In December 1999 the Company committed to an operating lease for office space. The lease requires the Company to pay monthly rent of $12,317 and expires in July 2002.

   In March 1999 the Company committed to an operating lease for a vehicle. The lease requires the Company to make monthly payments of $499 and expires in March 2002.

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998

NOTE 4 - Commitments and Contingencies (continued)

   In April 1999 the Company committed to an operating lease for a vehicle. The lease requires the Company to make monthly payments of $499 and expires in April 2002.

   In March 1999 the Company committed to an operating lease for a vehicle. The lease requires the Company to make monthly payments of $399 and expires in March 2002.

   In March 1999 the Company committed to an operating lease for a vehicle. The lease requires the Company to make monthly payments of $691 and expires in March 2002.

 Future minimum payments on operating leases are as follows:

  2000                                         $ 172,860
  2001                                           172,860
  2002                                            92,982
                                               ----------
  Total                                        $ 438,702
                                               ==========

  The Company sells and distributes its products through independent distributors. The Company is committed to an agreement that guarantees a monthly distributors bonus of $5,000 to one of its distributors who purchased a distributor position for $50,000. The distributor agreement can be terminated within 90 days of the execution of the agreement at the option of the distributor. If canceled during this period a refund of the $50,000 less monthly bonuses could occur. The termination period ended February 28, 1999, and at such time a contingency no longer exists, however the monthly commitment continues as long as both parties perform their respective obligations under the terms of the agreement. The agreement has no termination date.

  The Company is also committed to a consulting arrangement with an individual, wherein the Company pays a $5,000 monthly draw against future royalties from developing sales, training and educational aids on a case-by-case basis. The agreement can be terminated by a 90-day written notice from either party. Termination by the Company must be for cause. The Company paid $15,000 upon signing the agreement as a signing bonus which was expensed as well as the monthly royalty payments. There is no indication in the agreement that repayment of the advances is required in the future. The Company received the individuals "downline" as part of the agreement, but no asset has been recorded, because future economic benefit is unclear.


NOTE 5 - Going Concern

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a short operating history and net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds through public markets and market it's products aggressively.

NOTE 6 - Related Party Transactions


  All officers of the Company own an interest in MRB, LLC, a company which prepares the sales aids and product kits for the Company. $0 was paid to MRB through December 31, 1998 and $198,000 for the year ended December 31, 1999.

  In May 1999, PHI Mutual Ventures, a shareholder of the Company loaned $340,000 to the Company. The loan bears interest at 9% and is due May 1, 2000. The note is secured by stock held by officers of the Company.

  During June 1999, PHI Mutual Ventures, a shareholder of the Company loaned $500,000 to the Company. The loan bears interest at 10% and is due June 2000. The note is secured by 400,000 shares of stock held in escrow.

  In September 1999, PHI Mutual Ventures, a shareholder of the Company loaned $150,000 to the Company. Also in September 1999, PHI Mutual Ventures assumed a $50,000 note originally made in 1998 by another shareholder of the Company. These loans were shortly thereafter converted into 400,000 shares of the Company's common stock.

NOTE 7 - Principles of Consolidation

  The December 31, 1999 financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiary Whole Living, Inc.
(Utah). All intercompany transactions and balances have been eliminated in the consolidation.

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998

NOTE 8 - Reverse Acquisition

   Effective May 24, 1999 the Company entered into an agreement to merge with Whole Living, Inc. a Nevada Corporation (WLN) which is a non-operating public company with cash of $150,000 and a note receivable of $650,000 from Whole Living, Inc. (Utah) for funds advanced in contemplation of the merger. Pursuant to the merger, WLN issued 6,000,000 shares of common stock to the shareholders of the Company for all outstanding stock of the Company. The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor. All historical financial information in these statements through May 23, 1999 are therefore that of Whole Living, Inc.
(Utah). A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN. No goodwill or intangible assets were recorded in the reverse acquisition.

NOTE 9 - Stock Split

   The per share information in these financial statements have been retroactively restated for the effects of the reverse merger, as a 387.3 for 1 forward stock split.

NOTE 10 - Stockholders' Equity Transactions

   In November 1998, the Company issued 3,640,600 shares of its common stock to organizers for services valued at $1,000.

   In December 1998, the Company issued 658,400 shares of its common stock at $.304 per share for cash.

   In May 1999, the Company issued 6,000,000 shares of its common stock in the reverse acquisition. (See Note 8).

   In July 1999, the Company issued 400,000 shares of its common stock at $.52 per share in conversion of notes payable.

    In July 1999, 400,000 shares of common stock were issued to PHI Mutual Ventures as collateral on the $500,000 note payable. The shares are being held in escrow and are therefore issued but not outstanding.

   In September 1999, the Company issued 10,000 shares of its common stock at $1.50 per share for an insurance policy.