Form 10KSB/A
period 1999-12-31
WHOLE LIVING INC
filed 2000-05-15
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-KSB/A

                               Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. Yes [ X ]  No [   ]

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

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                               PART I

Item 1.      Description of business........................................2
Item 2.      Description of property.......................................10
Item 3.      Legal proceedings.............................................10
Item 4.      Submission of matters to a vote of security holders ..........11

                                   PART II

Item 5.      Market for common equity and related stockholder matters......11
Item 6.      Management's discussion and analysis or plan of operations....11
Item 7.      Financial statements..........................................17
Item 8.      Changes in and disagreements with accountants on accounting and financial disclosure..................................... 17

                                   PART III

Item 9.      Directors, executive officers, promoters and control
              persons, compliance with Section 16(a) of the Exchange Act...17
Item 10.     Executive compensation .......................................19
Item 11.     Security ownership of certain beneficial owners and
               management..................................................19
Item 12.     Certain relationships and related transactions................21

                                   PART IV

Item 13.   Exhibits and reports on Form 8-K................................22

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

Our Business

     Whole Living, doing business as Brain Garden TM, is a total lifestyle company focused on improving mental and physical performance through a Whole Foods - Whole Learning - Whole Living philosophy. Our message is a blend of cutting-edge research and ancient wisdom and methods. By ancient wisdom, we refer to certain dietary practices and specific whole-food combinations that have been viewed for centuries as promoting health. These include:

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

     Examples of revenues generated by four "Captain" level distributors for the month of August, 1999 are:

        Name                      Sales Volume           Commission
        ----                      ------------           ----------
1.)     Paragon Health            $  945.00               $  80.45
2.)     Mark Thomas               $1,327.00               $ 109.45
3.)     Delores Ludwick           $3,448.00               $ 293.95
4.)     Garden Health Ministries  $8,863.00               $ 850.35

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

           Year          Quarter Ended          High          Low
           -------       --------------        ------        -----
          1999          September 30           $ 3.75        $0.375
                        December 31              5.00         2.00

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

      The reverse merger was completed pursuant to the statutory requirements of Utah and Nevada through the exchange of 6,000,000 shares of the Whole Living's common stock for all the outstanding stock of Whole Living Utah. For tax purposes, the merger was a tax free exchange pursuant to Section 368
(a)(1)(A) of the Internal Revenue Code. For accounting purposes, Whole Living was acquired for approximately 4.3 million shares in exchange for $800,000 of its net monetary assets, $650,000 of which were advances due from Whole Living Utah. The merger provided cash necessary to support the operations of Whole Living Utah prior to the merger and the operations of Whole Living after the merger.

     In summary, Whole Living had no commercial operations until it merged with Whole Living Utah in May of 1999. Whole Living Utah had been in business only since late November of 1998 and it had acquired most of its product and services from Brain Garden LLC in November of 1998.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues, loans, and private placements of equity securities. Management believes that these sources of funding will continue to provide working capital for our operations for at least the next twelve months. For the year ended December 31, 1999 we recorded $183,069 cash on hand with total current assets of $587,428. 60.4% of the total current assets were represented by our inventory of food products and ingredients. Our total current liabilities were $1,454,755, with 60.8% of those current liabilities allocated to the current portion of our long-term liabilities, mostly notes to related parties. For the 1999 fiscal year we recorded $1,435,300 net cash used by our operating activities and posted a $0.21 net loss per share.

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

Results of Operations

     The following table summarizes operations during fiscal year 1999 and 1998. The statement of operations through December 31, 1998 shows the operations of Brain Garden LLC for eleven months consolidated with Whole Living Utah's operations for one month. The fiscal year ended December 31, 1999 consolidates five months of operations of Whole Living Utah and seven months of the combined entities as Whole Living Nevada.


                                        Year ended December 31,
                                         1998            1999
                                   --------------- ----------------
                                     (Predecessor)

     Revenues                      $     1,971,839      $   3,625,935
     Cost of Sales                         425,321          1,152,242

     Gross Profit                        1,546,518          2,473,693

     Selling Expenses                      594,835          1,862,555
     Research & Development                 10,370             17,520
     General & Administrative              828,039          2,240,313

     Total Operating Expense             1,433,244          4,120,388

     Operating Income (Loss)              (113,274)        (1,646,695)

     Net Profit (Loss)                    (113,047)        (1,698,833)


YEARS ENDED DECEMBER 31, 1999 AND 1998

     Management's focus during 1999 was to:
       * develop a core leadership base of experienced direct sales professionals
       *    expand our product lines
       *    improve our sales tools
       * create an infrastructure and business system to support our anticipated growth

     Revenues increased $1,654,096 from 1998 to 1999. During 1999 we experienced increases each month in net monthly sales, starting with $112,320 for January and growing to $626,712 for December. The increased revenues were a result of the development of our distributor network. Costs of sales were 31.7% of revenues for 1999 compared to 28.5% for 1998. This increase was due primarily to discounts we applied to certain products in order to attract new distributors. Our cost of sales is affected by our inability as a small company to purchase product at more advantageous prices, i.e., discounts for larger quantities.

     Selling expenses increased $1,267,720 from 1998 to 1999 and were 51.3% of
revenues in 1999 compared to 30.2% of revenues in 1998.   This increase was
primarily due to management's decision to make concessions in pricing and sales commissions which were designed to attract new distributors. Management does not deem it necessary to continue these incentives into the next quarter. We spent $17,520 during 1999 on research and development of our product lines, compared to $10,370 for 1998.

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

     The final stage involved beginning-to-end validating of the ordering/shipping process to ensure the total system had the capability to send and receive date-related data.

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

Directors and Officers

Name                    Age          Position Held
----------            -------        --------------------------
Ron Williams              38          President, C.E.O. and Director
Bruno Vassel III          56          Vice President, Treasurer and Director
Bill Turnbull             43          Secretary and Director
Mark Burdge               43          Chief Financial Officer and Director

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

     Bruno Vassel III. Vice President and Treasurer of Whole Living Utah since November 1998. From March 1, 1973 to July 4, 1986 Mr. Vassel was employed by Avon Products, Inc. in New York City. From July 5, 1993 to May 1, 1996 Mr. Vassel served as Vice President of Human Resources and as a member of the Executive Committee of Nature's Sunshine Products, Provo, Utah. Natures Sunshine Products is a publicly traded network marketing company which sells herbal nutritional products. Prior to joining Nature's Sunshine Products, from March 1, 1987 to July 5, 1993, Mr. Vassel managed his own international consulting company known as Human Resources Services, Inc. Human Resources Services, Inc. provided consulting services to more than fifty clients, including several Fortune 500 companies. Following his employment with Nature's Sunshine Products, Inc. from May 6, 1996 through November 30, 1998 Mr. Vassel concentrated his efforts on his consulting business. Mr. Vassel received a Bachelor of Arts degree in 1969 from Brigham Young University, Provo, Utah. He is the author of the book "Lengthen Your Leadership Stride."

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

_____________________________________________________________________________
                              COMPENSATION TABLE
_____________________________________________________________________________
                              Annual Compensation
_____________________________________________________________________________
                             Fiscal                          Other Annual
Name and Principal Position  Year     Salary        Bonus    Compensation
---------------------------  -------  -----------   ------   ------------
Ron Williams,
President, CEO                1999    $ 60,000        0       $ 6,000*

Bruno Vassel, III,
Vice President, Treasurer,
COO                           1999      60,000        0         6,000*

Bill Turnbull, Sr.,
Secretary, Director           1999      60,000        0         6,000*

Mark Burdge,
Director, CFO                 1999           0        0            0
_____________________________________________________________________________
     *Personal benefits: lease payments for automobile

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

                          CERTAIN BENEFICIAL OWNERS

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock           Percentage of Class
--------------------               -------------------    -------------------
Mark Comer                               918,920                 8.2%
629 East 730 South, Suite 201
American Fork, Utah 84003

PHI Mutual Ventures, LLC               4,702,701*               42.3%
525 South 300 East
Salt Lake City, Utah 84111

RBC Dominion Securities, Inc.            745,000                 6.7%
A/C 250 00471-2
Royal Bank Plaza
Toronto, Ontario, Canada

SGS Holdings LLC                         600,000                 5.4%
P.O. Box 6201
Rock Springs, Wyoming 82901


                                  MANAGEMENT

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock           Percentage of Class
--------------------               -------------------    -------------------
Ron Williams                           1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Bruno Vassel III                       1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Bill Turnbull                          1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Mark Burdge                              373,379                 3.4%
629 East 730 South, Suite 201
American Fork, Utah 84003

All executive officers and
  directors as a group                 5,076,080                45.7%

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

(a)     Exhibits

Exhibit
Number    Description
--------  ------------

2.1 Agreement and Plan of Reorganization between Whole Living and Whole Living, dba Brain Garden, dated March 16, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

3.1 Articles of Incorporation of Whole Living (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

3.2 Articles of Merger filed March 19, 1999 (incorporated by reference to Form 10- SB, as amended, filed August 9, 1999)

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

10.3 Consulting Agreement between Whole Living, Inc. and Don Tolman, dated November 30, 1998 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

10.4 Private Label Manufacturing Agreement between Whole Living, Inc. and Future 500 Corporation dated, September 14, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

16.1 Letter of agreement from Hammond & Company, dated August 2, 1999 (incorporated by reference to Form 10-SB, as amended, filed August 9, 1999)

27        Financial Data Schedule (See attached)


(b)     Reports on Form 8/K

     None.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WHOLE LIVING, INC.

         5/15/00                    /s/ Ron Williams
Date: ____________________      By:________________________________________
                                   Ron Williams, President, CEO and Director



         5/15/00                      /s/ Bill Turnbull
Date: ___________________       By: _______________________________________
                                     Bill Turnbull, Secretary and Director


         5/15/00                     /s/ Mark Burdge
Date: ___________________       By: _______________________________________
                                    Mark Burdge, Chief Financial Officer and
                                    Director

                              Whole Living, Inc.

                             Financial Statements

                          December 31, 1999 and 1998

                C O N T E N T S


Accountants' Report.................................  3

Balance Sheets......................................  4

Statements of Operations............................  6

Statements of Stockholders' Equity..................  7

Statements of Cash Flows............................  8

Notes to the Financial Statements...................  9

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


                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying balance sheets of Whole Living, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whole Living, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/S/Crouch, Bierwolf & Chisholm


Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
March 3, 2000

                              Whole Living, Inc.
                                Balance Sheet

                                    ASSETS

                                                           December 31
                                                         1999        1998
                                                   ------------- ------------
CURRENT ASSETS

   Cash (Note 1)                                   $    183,069  $    68,205
   Accounts receivable                                    2,548        1,044
   Inventory (Note 1)                                   355,082       93,995
   Prepaid expenses                                      46,729            -
                                                   ------------- ------------

     Total Current Assets                               587,428      163,244
                                                   ------------- ------------

PROPERTY & EQUIPMENT (Note 2)                           295,485      167,322
                                                   ------------- ------------
OTHER ASSETS

    Goodwill (Note 1)                                     34,636      43,295
    Deposits                                              11,506           -
                                                   ------------- ------------

    Total Other Assets                                    46,142      43,295
                                                   ------------- ------------

     TOTAL ASSETS                                  $     929,055  $  373,861
                                                   ============= ============

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                           Balance Sheet continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31
                                                         1999        1998
                                                   ------------- ------------
CURRENT LIABILITIES

  Accounts payable                                 $    328,478  $    36,790
  Accrued expenses                                      241,556       55,954
  Current portion of long-term liabilities (Note 3)     884,721      127,657
                                                   ------------- ------------

     Total Current Liabilities                        1,454,755      220,401
                                                   ------------- ------------
LONG TERM LIABILITIES (Note 3)

  Notes payable-related party                           840,000       50,000
  Notes payable                                          41,298       70,872
  Capital lease obligations                               7,905       14,502
  Less current portion                                 (884,721)    (127,657)
                                                   ------------- ------------

     Total long term Liabilities                          4,482        7,717
                                                   ------------- ------------

     TOTAL LIABILITIES                                1,459,237      228,118
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

                              Whole Living, Inc.
                           Statement of Operations

                                                   For the Year  For the Year
                                                       Ended        Ended
                                                    December 31, December 31,
                                                       1999         1998
                                                   ------------- ------------
                                                                 (Predecessor)

REVENUES                                           $  3,625,935  $ 1,971,839

COST OF SALES                                         1,152,242      425,321
                                                   ------------- ------------

GROSS PROFIT                                          2,473,693    1,546,518
                                                   ------------- ------------
SELLING EXPENSES                                      1,862,555      594,835

RESEARCH & DEVELOPMENT                                   17,520       10,370

GENERAL & ADMINISTRATIVE EXPENSES                     2,240,313      828,039
                                                   ------------- ------------

TOTAL OPERATING EXPENSES                              4,120,388    1,433,244
                                                   ------------- ------------

OPERATING INCOME /(LOSS)                             (1,646,695)     113,274
                                                   ------------- ------------
OTHER INCOME AND (EXPENSES)
   Interest expense                                     (52,649)        (227)
   Interest income                                        6,551            -
   Loss on sale of asset                                 (6,090)           -
                                                   ------------- ------------

     Total Other Income and (Expenses)                  (52,188)        (227)
                                                   ------------- ------------

INCOME /(LOSS) BEFORE INCOME TAXES                   (1,698,883)     113,047

PROVISION FOR INCOME TAXES (Note 1)                           -            -
                                                   ------------- ------------

NET INCOME /(LOSS)                                 $ (1,698,883) $   113,047
                                                   ============= ============

NET INCOME /(LOSS) PER SHARE                       $      (0.21) $       .03
                                                   ============= ============

WEIGHTED AVERAGE OUTSTANDING SHARES                   8,122,534    4,299,000
                                                   ============= ============

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                      Statement of Stockholders' Equity
        From Inception on November 25, 1998 through December 31, 1999

                                                             Additional   Retained
                                          Common Stock       Paid in      Earnings
                                      Shares       Amount    Capital      (Deficit)
                                    ------------- ---------- ------------ -------------
Beginning Balance November 25, 1998            -  $       -  $         -  $          -

November 1998-Shares issued to
 organizers for services               3,640,600      3,641       (2,641)            -

December 1998-Shares issued for cash     658,400        658      199,342             -

Net (Loss) from inception on
   November 25, 1998 through
   December 31, 1998                           -          -            -       (55,257)
                                    ------------- ---------- ------------ -------------

Balance on December 31, 1998           4,299,000      4,299      196,701       (55,257)

Shares issued in reverse acquisition   6,000,000      6,000      794,000             -

July 1999 - shares issued for
   conversion of notes payable           400,000        400      207,558             -

September 1999 - shares issued for
   Insurance policy                       10,000        101        4,990             -

Net (Loss) for the year
 ended December 31, 1999                       -          -            -    (1,698,883)
                                    ------------- ---------- ------------ -------------

Balance on December 31, 1999          10,709,000  $  10,709    1,213,249  $ (1,754,140)
                                    ============= ========== ============ =============

  The accompanying notes are an integral part of these financial statements.

                                     -7-

                              Whole Living, Inc.
                           Statement of Cash Flows

                                                          For the Year  For the Year
                                                              Ended        Ended
                                                           December 31, December 31,
                                                              1999         1998
                                                          ------------- ------------
                                                                        (Predecessor)
Cash Flows From Operating Activities
Net income (loss)                                         $ (1,698,883) $   113,048
Non-cash items:
   Depreciation & amortization                                  66,565        8,801
   Stock issued for services                                    15,000        1,000
   Stock issued for interest                                     7,958            -
   Loss on sale of assets                                        6,090            -
(Increase)/decrease in current assets:
   Accounts receivable                                          (1,504)     (85,930)
   Inventory                                                  (261,087)    (180,452)
   Prepaid expenses                                            (46,729)           -
Increase/(decrease) in current liabilities:
   Bank overdraft                                                    -       (6,177)
   Accounts payable                                            291,688       46,091
   Accrued expenses                                            185,602      146,749
                                                          ------------- ------------
     Net Cash Provided (Used) by Operating Activities       (1,435,300)      43,130
                                                          ------------- ------------
Cash Flows from Investing Activities
  Cash paid for Property and Equipment                        (176,375)    (183,292)
  Cash paid for Goodwill                                             -      (43,295)
  Cash paid for Deposits                                       (11,506)           -
                                                          ------------- ------------
     Net Cash Provided (Used) by Investing Activities         (187,881)    (226,587)
                                                          ------------- ------------
Cash Flows from Financing Activities
  Cash received from WLN pursuant to the acquisition           800,000      200,000
  Cash received from debt financing                            990,000      137,664
  Principal payments on long-term debt                         (51,955)     (20,914)
                                                          ------------- ------------
     Net Cash Provided (Used) by Financing Activities        1,738,045      316,750
                                                          ------------- ------------

    Increase/(decrease) in Cash                                114,864      133,293

Cash and Cash Equivalents at Beginning of Period                68,205            -
                                                          ------------- ------------

Cash and Cash Equivalents at End of Period                $    183,069  $   133,293
                                                          ============= ============
Supplemental Cash Flow Information:
  Cash paid for interest                                  $      9,799  $         -
  Cash paid for income taxes                              $          -  $         -
Non-cash financing transaction:
  Purchase of equipment with lease obligations and notes  $          -  $   101,393
  Stock issued for insurance policy                       $     15,000  $         -
  Stock issued for conversion of notes payable            $    207,958  $         -

  The accompanying notes are an integral part of these financial statements.

                                     -8-

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

     a.        Organization

               Whole Living, Inc. (the Company) was incorporated on November 25, 1998 in the state of Utah. On November 30, 1998, the Company acquired the assets, leases, product line and name of Brain Garden, L.L.C. (Predecessor), a Utah limited liability company engaged in the marketing and distribution of various natural food products, oils and bath salts. The Company does business under the name of Brain Garden, and maintains its headquarters in American Fork, Utah.

               The statement of operations and cash flow reflect the activity of Brain Garden for the eleven months of 1998 prior to the acquisition. The 1998 columns are labeled Predecessor and are presented for comparability purposes.

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

             The weighted average shares outstanding is calculated as follows at December 31, 1999 and 1998:

                                                   December 31,
                                                 1999        1998
                                           ------------- -------------

Shares outstanding at beginning of period     4,299,000             -
Shares issued for services, November 1998             -     3,640,600
Shares issued for cash, December 1998                 -       658,400
Reorganization adjustment effective
  May 24, 1999                                6,000,000             -
Shares issued for cash, July 1999               400,000             -
Shares issued for insurance policy,
   September 1999                                10,000             -
                                           ------------- -------------
Balance of shares at End of Period           10,709,000     4,299,000
                                           ============= =============

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     c.     Earnings (Loss) Per Share (continued)

     Weighted average computation:    4,299,000-144 days    4,299,000-36 days
                                     10,299,000-50 days             -
                                     10,699,000-52 days             -
                                     10,709,000-119 days            -
                                     -------------------    -----------------
     Weighted average shares          8,122,534             4,299,000
                                     ===================    =================

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

          Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998:

                                                     December 31,
                                                 1999           1998
                                            --------------- --------------
     Deferred tax asset:
        NOL carryforward                    $     596,000   $     18,700
     Valuation allowance                         (596,000)       (18,700)
                                            --------------- --------------
     Total                                  $           -   $          -
                                            =============== ==============



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

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998


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

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     k.     Acquisition

          On November 30, 1998, the Company acquired many of the assets, lease obligations and much of the product line of Brain Garden LLC, a Utah Limited Liability Company ("Brain Garden"). Brain Garden's product line consists of various natural food products, oils and bath salts. The acquisition was recorded using the purchase method of a business combination. Goodwill was recorded in the acquisition in the amount of $43,294 and will be amortized over 60 months. The Company paid $283,800 for the purchase of Brain Garden assets. The Company assumed leases in the amount of $14,500. The Company also assumed an operating lease for office space which expired during 1999. The operating activity of Brain Garden from January 1, 1998 through November 25, 1998 is included in the 1998 statement of operations of the Company and is labeled Predecessor. The Predecessors eleven months of operations and the Company's one month are combined and shown as the predecessor.

NOTE 2 - Property & Equipment

          Property and equipment consists of the following at December 31, 1999 and 1998:

                                                         December 31,
                                                     1999           1998
                                                 ------------- -------------
     Office equipment & furnishings             $     49,782  $     33,682
     Office furniture & fixtures                      57,536        34,829
     Software                                        232,333        86,379
     Leased equipment                                 15,014        15,014
                                                 ------------- -------------
                                                     354,665       169,904

     Less:
      Accumulated depreciation                       (55,930)       (2,332)
      Accumulated depreciation - leased equipment     (3,250)         (250)
                                                 ------------- -------------
                  Total Property & Equipment     $   295,485   $   167,322
                                                 ============= =============

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998
NOTE 3 - Long-Term Liabilities

     Long Term Liabilities are detailed in the following schedules as of December 31, 1999 and 1998:

Notes payable - related party is detailed as follows:        December 31
                                                         1999         1998
                                                   ------------- ------------
     Note payable to a shareholder of the Company,
     non-interest bearing, due upon demand and
     unsecured                                     $         -   $    50,000

     Note payable to a shareholder of the Company,
     bearing interest at 10%, due June 2000 and
     secured by 400,000 shares of common stock         500,000             -

     Note payable to a shareholder of the Company,
     bears interest at 9%, due May 1, 2000 and
     unsecured                                         340,000             -
                                                   ------------  ------------
     Total notes payable - related party               840,000        50,000
                                                   ============  =============
     Notes Payable are detailed as follows:

     Note payable to an individual, non-interest
     bearing, due within one year                       10,031             -

     Note payable to a corporation, non-interest
     bearing, due within 60 days of delivery of
     software, unsecured                                31,267        70,872
                                                   ------------- ------------
     Total Notes Payable                           $    41,298   $    70,872
                                                   ============= ============

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

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998


NOTE 3 - Long-Term Liabilities (continued)

                                                           December 31
                                                      1999           1998
                                                    ------------- ------------

     Total Lease Obligations                               7,905       14,502
                                                    ------------- ------------

     Total long term liabilities                         889,203      135,374

     Less current portion of:
       Notes payable - related party                     840,000       50,000
       Notes payable                                      41,298       70,872
       Capital lease obligations                           3,423        6,785
                                                   -------------- ------------
     Total current portion                               884,721      127,657
                                                   -------------- ------------
     Net Long Term Liabilities                     $       4,482  $     7,717
                                                   ============== ============


     Future minimum principal payments on notes payable and notes payable-related party are as follows:

          2000                                                    $   884,721
                                                                  -----------
     Total notes payable and notes payable-related party          $   884,721
                                                                  ===========

     Future minimum lease payments are as follows at December 31, 1999:

          2000                                                          4,520
          2001                                                          3,651
          2002                                                          1,217
                                                                  -----------
                                                                        9,388
                                                                  -----------
          Less portion representing interest                           (1,483)
                                                                  -----------
          Total                                                   $     7,905
                                                                  ===========

NOTE 4 - Commitments and Contingencies

               In December 1999 the Company committed to an operating lease for office space. The lease requires the Company to pay monthly rent of $12,317 and expires in July 2002.

               In March 1999 the Company committed to an operating lease for a vehicle. The lease requires the Company to make monthly payments of $499 and expires in March 2002.
                                 -14-

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998

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

     Future minimum payments on operating leases are as follows:

          2000     $     172,860
          2001           172,860
          2002            92,982
                   --------------
          Total    $     438,702
                   ==============

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

                                 -15

                          Whole Living, Inc.
                   Note to the Financial Statements
                      December 31,1999 and 1998

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