Form 10QSB
period 2000-03-31
WHOLE LIVING INC
filed 2000-05-19
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-26973

                               Whole Living, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         87-0621709
  ---------------------------------                   ---------------------
   (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification No.)


629 East 730 South, Suite 201, American Fork, UT                84003
------------------------------------------------              ----------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (801) 772-3300

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 1, 2000, the Registrant had a total of 11,109,000 shares of common stock issued and outstanding.

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Whole Living Inc.
American Fork, Utah

We have reviewed the accompanying condensed balance sheet of Whole Living, Inc. as of March 31, 2000 and the related condensed statements of income and cash flows for the period then ended.

These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.

Crouch, Bierwolf & Chisholm
May 10, 2000


                               Whole Living, Inc.
                                 Balance Sheets
                                     ASSETS
                                                                          March 31               December 31
                                                                            2000                    1999
                                                                      ------------------      ----------------
CURRENT ASSETS
   Cash                                                               $          232,365      $        183,069
   Accounts receivable                                                             7,149                 2,548
   Inventory                                                                     455,660               355,082
   Prepaid expenses                                                               23,721                46,729
                                                                      ------------------      ----------------
     Total Current Assets                                                        718,895               587,428
                                                                      ------------------      ----------------
PROPERTY & EQUIPMENT, Net                                                        314,394               295,485
                                                                      ------------------      ----------------

OTHER ASSETS
    Goodwill, Net                                                                 33,588                34,636
    Deposits                                                                      11,506                11,506
                                                                      ------------------      ----------------
    Total Other Assets                                                            45,094                46,142
                                                                      ------------------      ----------------
     TOTAL ASSETS                                                     $        1,078,383      $        929,055
                                                                      ==================      ================

    The accompanying notes are an integral part of these financial statements


                               Whole Living, Inc.
                             Balance Sheet continued
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31              December 31
                                                                             2000                    1999
                                                                      ------------------      ----------------
CURRENT LIABILITIES
   Accounts payable                                                   $          183,886      $        328,478
   Accrued expenses                                                              245,740               241,556
   Current portion of long-term liabilities                                    1,505,123               884,721
                                                                      ------------------      ----------------
     Total Current Liabilities                                                 1,934,749             1,454,755
                                                                      ------------------      ----------------


LONG TERM LIABILITIES
   Notes payable-related party                                                 1,496,890               840,000
   Notes payable                                                                   6,169                41,298
   Capital lease obligations                                                       6,184                 7,905
   Less current portion                                                       (1,505,123)             (884,721)
                                                                      ------------------      ----------------
     Total long term Liabilities                                                   4,123                 4,482
                                                                      ------------------      ----------------
     TOTAL LIABILITIES                                                         1,938,872             1,459,237
                                                                      ------------------      ----------------


STOCKHOLDERS' EQUITY
   Common stock, authorized 50,000,000 shares
     $.001 par value, issued 11,109,000 shares,
     and outstanding 10,709,000                                                   10,709                10,709
   Additional paid in capital                                                  1,213,249             1,213,249
   Retained earnings                                                          (2,084,447)           (1,754,140)
                                                                      ------------------      ----------------
     Total Stockholders' Equity                                                 (860,489)             (530,181)
                                                                      ------------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        1,078,383      $        929,055
                                                                      ==================      ================

    The accompanying notes are an integral part of these financial statements

                               Whole Living, Inc.
                            Statements of Operations
                                                                               For the three   For the three
                                                                                months ended     months ended
                                                                                  March 31         March 31
                                                                                     2000           1999
                                                                               -------------   --------------
SALES                                                                          $      960,479  $      403,463

COST OF GOODS SOLD                                                                   606,668          141,627
                                                                               -------------   --------------

GROSS PROFIT                                                                         353,811          261,836
                                                                               -------------   --------------
OPERATING EXPENSES
   General And Administrative Expenses                                               422,301          483,084
   Selling Expenses                                                                  219,398          260,989
                                                                               -------------   --------------
TOTAL OPERATING EXPENSES                                                             641,699          744,073
                                                                               -------------   --------------
OPERATING INCOME (LOSS)                                                             (287,888)        (482,237)
                                                                               -------------   --------------
OTHER INCOME AND (EXPENSES)
   Interest Expense                                                                  (45,887)            (504)
   Other Income                                                                        3,468                -
                                                                               -------------   --------------
     Total Other Income and (Expenses)                                               (42,419)            (504)
                                                                               -------------   --------------

NET INCOME (LOSS)                                                              $    (330,307)  $     (482,741)
                                                                               =============   ==============
NET INCOME (LOSS) PER SHARE                                                    $        (.03)  $         (.11)
                                                                               =============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                          10,709,000        4,299,000
                                                                               =============   ==============

    The accompanying notes are an integral part of these financial statements

                               Whole Living, Inc.
                            Statements of Cash Flows
                                                                                For the three    For the three
                                                                                months ended      months ended
                                                                                   March 31          March 31
                                                                                     2000              1999
                                                                                -------------     --------------
Cash Flows From Operating Activities
Net income (loss)                                                               $    (330,307)    $     (482,741)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                                                         17,581             11,083
   Bad Debt                                                                                 -              7,260
 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                                 (4,601)           (33,960)
   Inventory                                                                         (100,578)           (40,607)
   Prepaid expenses                                                                    23,008            (51,005)
   Increase/(decrease) in:
   Accounts Payable                                                                  (144,592)            24,631
   Accrued Expenses                                                                     4,184             70,368
                                                                                -------------     --------------
     Net Cash Provided (Used) by Operating Activities                                 (535,305)        (494,971)
                                                                                --------------    -------------

Cash Flows from Investing Activities
   Purchase of Property and Equipment                                                  (35,432)        (128,030)
                                                                                --------------    -------------
     Net Cash Provided (Used) by Investing Activities                                  (35,432)        (128,030)
                                                                                --------------    -------------

Cash Flows from Financing Activities
   Proceeds from debt financing                                                        656,890          650,000
   Principal payments on long term debt                                                (36,857)          (1,410)
                                                                                --------------    -------------
     Net Cash Provided (Used) by Financing Activities                                  620,033          648,590
                                                                                --------------    -------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    49,296           25,589
                                                                                --------------    -------------
Cash and Cash Equivalents
  Beginning                                                                           183,069             68,205
                                                                                -------------     --------------
  Ending                                                                        $     232,365     $       93,794
                                                                                =============     ==============

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                                    $       1,887     $            -
                                                                                =============     ==============
  Cash payments for income taxes                                                $           -     $            -
                                                                                =============     ==============

Supplemental Schedule of Noncash Investing and Financing Activities
 Common shares issued for services                                              $           -     $            -
                                                                                =============     ==============

    The accompanying notes are an integral part of these financial statements

                               Whole Living, Inc.
                                 March 31, 2000


NOTES TO FINANCIAL STATEMENTS

         Whole Living, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED INFORMATION

         The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Whole Living is a direct selling company involved in the distribution and sale of proprietary whole food products, essential oils, personal care products and turn-key, home-based business systems. Our revenue is primarily dependent upon the efforts of a network of independent distributors who purchase products and sales materials from us for personal use or for resale to customers or sponsored distributors. We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of such goods. Revenue is net of return, which have historically been less than 1% of gross sales. Distributor commissions are paid to several levels of distributors on each product sale. The amount and recipient of the commissions vary depending on the purchaser's position within our Unigen compensation plan.

         Starting January 1, 2000 we have implemented an accounting change in our method of accounting for Cost of Sales and for General and Administrative expenses. Management made the change to produce more useful managerial accounting. Distributor commissions have been paid to distributors on a monthly and weekly basis based upon their personal and group sales volumes. These are now included in "Cost of Sales." The specific accounting changes are discussed in "Results of Operations" below.

         Whole Living's short operating history and operating losses raise substantial doubt about our ability to continue as a going concern. This fact is reported by our independent auditors, Crouch, Bierwolf & Chisholm. However, management believes anticipated increases in revenues and tighter departmental budgets designed to reduce operating expenses may reduce our operating losses.

Liquidity and Capital Resources

          We have funded our cash requirements primarily through revenues, loans, and private placements of equity securities. For the three month period ended March 31, 2000, we had $232,365 cash on hand with $718,895 in total current assets compared to $183,069 cash on hand and $587,428 total current assets for the year ended December 31, 1999. Our total current liabilities for the 2000 quarter were $1,934,749, with 77.8% of those current liabilities allocated to notes payable, mostly to related parties, compared to total current liabilities of $1,454,755, with 60.8% allocated to notes payable for the 1999 year.

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

Results of Operations

         The following table summarizes our operations for the three month period ended March 31, 1999 ("1999 period") and 2000 ("2000 period").

                                               Three Month Period Ended
                                            March 31, 2000    March 31, 1999
                                            --------------    --------------
Sales                                        $ 960,479         $ 403,463

Cost of Sales                                  606,668           141,627

Gross Profit                                   353,811           261,836

General & Administrative   Expenses            422,301           483,084

Selling Expenses                               219,398           260,989

Total Operating Expense                        641,699           744,073

Operating Income (Loss)                       (287,888)         (482,237)

Net Profit (Loss)                              330,307           482,741

Quarters Ended March 31, 2000 and 1999

         Revenues increased $557,016 comparing first quarter 1999 to first quarter 2000. The increased revenues were a result of an increase in the number of independent distributors and their efforts in selling our products. Costs of Sales increased from 35.1% of revenues for first quarter 1999 compared to 63.2% for first quarter 2000. This increase is due primarily to management's decision to reclassify the accounting chart of accounts as of January 1, 2000. Expenses reclassified as Cost of Sales in 2000 are: freight-in for product, sales commissions paid to independent distributors and credit card sales processing fees (merchant account). Previously, Cost of Sales had consisted almost entirely of Cost of Goods.

         General and administrative expenses, which include general office expense, management and employees' salaries, and other support systems for the distributor network, decreased $60,783 from first quarter 1999 to first quarter 2000. In percentage terms, general and administrative expenses declined from 119.7% of revenues in 1999 to 43.9% of revenues in 2000. The decrease is due in part to the reclassification of the accounting chart of accounts, as discussed above, as well as to the implementation of effective departmental fiscal guidelines by management.

         Selling expenses, including marketing and customer service expenses, decreased $41,591 from the first quarter 1999 compared to the same period in 2000. In percentage terms these expenses declined from 64.6% of revenues in 1999 to 22.8% of revenues for 2000, due to sales revenue growth and to the implementation of effective departmental fiscal measures.

         Operating losses declined from $482,237 in 1999 to $287,888 in 2000. Our net loss for the 2000 period was 36.4% of revenues compared to 119.6% of revenues for the 1999 period. We recorded a net loss per share of $0.11 for the 1999 period compared to $0.03 for the 2000 period. Cash to fund operating losses came primarily from loans from related parties.

         Net cash used by operating activities was $535,305 for the 2000 period compared to $494,971 for the 1999 period. Net cash provided by financing activities were relatively similar with $648,590 provided in the 1999 period and $620,033 provided in the 2000 period. Proceeds from debt financing were the primary source of these funds.

         Management anticipates our operating losses to continue in the short term. However, management has implemented tighter departmental budgets, which are intended to reduce operating expenses. We have acquired an additional 1,752 new distributors during the first quarter of 2000, bringing our total active distributors to approximately 10,155. We hope this growth will increase revenues and combined with reduced operating expenses our losses may decrease in the second quarter of 2000.

Seasonal Aspects

         In the direct selling industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we have not experienced a decrease in sales during these time periods and are unsure how the industry-wide fluctuations will affect our business in the future.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Part I: Exhibits.


         Exhibit #    Description
         ---------    -----------
         24           Consent of Crouch, Bierwolf & Chisholm, dated May 10, 2000

         27           Financial Data Schedule

         (b)  Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.

                                       WHOLE LIVING, INC.



Date:   May 19, 2000                   By: /s/ Bill Turnbull
                                           -------------------------------------
                                           Bill Turnbull, Secretary and Director


                                           /s/ Mark Burdge
                                           -------------------------------------
                                           Mark Burdge, Chief Financial Officer