Form 10KSB/A
period 1999-12-31
WHOLE LIVING INC
filed 2000-06-26
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-KSB/A

                               Amendment No. 2

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

                                    PART I

Item 1.   Description of business...........................................2
Item 2.   Description of property...........................................10
Item 3.   Legal proceedings.................................................10
Item 4.   Submission of matters to a vote of security holders...............11

                                   PART II

Item 5.   Market for common equity and related stockholder matters..........11
Item 6.   Management's discussion and analysis or plan of operations........11
Item 7.   Financial statements..............................................17
Item 8.   Changes in and disagreements with accountants on accounting and financial disclosure......................................17

                                   PART III

Item 9.   Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act..............17
Item 10.  Executive compensation............................................19
Item 11.  Security ownership of certain beneficial owners and management....19
Item 12.  Certain relationships and related transactions....................21

                                   PART IV

Item 13.  Exhibits and reports on Form 8-K..................................22

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

Principal Products

     Our major Whole Foods product is PulseTM, which consists of a variety of nuts, seeds, fruits and grains. The ingredients used in PulseTM are combined in specific mathematical ratios which we believe are based on a 2500 year old formula which originated in Biblical times. (See, Chapter 1 of the King James
version of Daniel.)   We believe nutritional science is strongly pointing to
frequent snacking throughout the day as opposed to "three square meals." PulseTM may be used as a snack or a meal replacement. PulseTM has the proteins, fibers, carbohydrates and other nutrients needed in a healthy diet and comes in four different flavors. PulseTM also is an integral part of our weight-loss program called "Daniel's 10-day Challenge." Our other major Whole Foods snack products include Parched Pulse and Brain Grain. Currently 55% of our product sales revenue is derived from our Whole Foods snack products and 12% is derived from our weight-loss products.

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

     Our Essential Oils and Earthborn CreationsTM personal care line of products were released in November of 1999. We believe our Essential Oils provide health benefits for the user of these natural plant oils found in the tissues of aromatic plants. These products are designed to be applied topically to the body for therapeutic relief. Our Earthborn CreationsTM products include creams, lotions, cleansers and shampoos made from essential oils and mixing powders that are all natural and chemical-free, and made
entirely from plants.   Our most popular personal care product is Pro L'eve
which is a full strength progesterone cream made from wild yams, soy and other natural ingredients. Pro L'eve is designed for women who experience hormone imbalance. The Earthborn CreationsTM personal care, essential oils and associated products were 20% of our revenues for the fiscal year 1999.

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

     Examples of revenues generated by four "Captain" level distributors for the month of August, 1999 are:

        Name                        Sales Volume             Commission
        ------                      -----------              ----------
1.)     Paragon Health              $   945.00               $  80.45
2.)     Mark Thomas                 $ 1,327.00               $ 109.45
3.)     Delores Ludwick             $ 3,448.00               $ 293.95
4.)     Garden Health Ministries    $ 8,863.00               $ 850.35

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

Trademarks, Patents and Intellectual Property

     We are in the process of securing trademarks for our Brain Garden logo, Brain GardenTM, PulseTM, Earthborn CreationsTM and several other trademarks. We consider our trademark protection to be very important to brand name recognition and distributor and consumer loyalty to our business. We intend to register our important trademarks in the United States. In addition, a number of our products utilize proprietary formulations, but we do not own any patents for these products.

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

           Year          Quarter Ended          High          Low
           ----          -------------         -----          -----
           1999          September 30          $3.75          $0.375
                         December 31            5.00           2.00

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

Reverse Merger Treatment

     In May of 1999 Whole Living merged with Whole Living, Inc., a Utah corporation, doing business as Brain GardenTM ("Whole Living Utah"). Whole Living, the Nevada corporation, was the surviving entity following the statutory merger. Prior to the date of the merger, Whole Living Utah had obtained the principal assets, products and trademarks of Brain Garden LLC, a
Utah limited liability company, owned by Don Tolman.   As a result of the
merger Whole Living acquired the business operations, products and assets of Whole Living Utah which are a significant part of our ongoing business and the products that we sell. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Whole Living Utah.

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

Results of Operations

     The following table summarizes operations during fiscal year 1999 and 1998. The 1998 fiscal year is divided into two columns. The "Predecessor" column shows the operations of Brain Garden LLC for approximately eleven months and the "From Inception" column shows Whole Living Utah's operations from its inception in November to December 31, 1998. The fiscal year ended December 31, 1999 consolidates five months of operations of Whole Living Utah and seven months of the combined entities as Whole Living Nevada.

                          January 1      From inception       Year ended
                           through          through           December 31
                       November 25,1998  December 31, 1998       1999
                      ------------------ ----------------  -----------------
                       (Predecessor)
Revenues              $      1,808,765   $      163,074     $     3,625,935
Cost of Sales                  359,914           65,407           1,152,242

Gross Profit                 1,448,851           97,667           2,473,693

Selling Expenses               540,080           54,755           1,862,555
Research & Development             330           10,040              17,520
General & Administrative       740,137           87,902           2,240,313

Total Operating Expense      1,280,547          152,697           4,120,388

Operating Income (Loss)        168,304          (55,030)         (1,646,695)

Net Profit (Loss)              168,304          (55,257)         (1,698,833)




YEARS ENDED DECEMBER 31, 1999 AND 1998

     Management's focus during 1999 was to:
     * develop a core leadership base of experienced direct sales professionals
     *     expand our product lines
     *     improve our sales tools
     * create an infrastructure and business system to support our anticipated growth

     Revenues increased $1,654,096 for the 1999 year from the 1998 year aggregate revenues of $1,971,839 for

Brain Garden and Whole Living Utah. During 1999 we experienced increases each month in net monthly sales, starting with $112,320 for January and growing to $626,712 for December. The increased revenues were a result of the development of our distributor network. Cost of sales were 31.7% of revenues for 1999 compared to 19.9% of revenues for Brain Garden's operations and 40.1% of revenues for Whole Living Utah's operations. The 1999 cost of sales reflects discounts we applied to certain products in order to attract new distributors. The higher cost of sales for Whole Living Utah in 1998 were primarily a result of that company establishing a product line and inventory. In addition, our cost of sales is affected by our inability as a small company to purchase product at more advantageous prices, i.e., discounts for larger quantities.

     Selling expenses increased $1,267,720 in 1999 from the 1998 aggregate of $594,835 for Brain Garden and Whole Living, Utah. Selling expenses were 51.3% of revenues in 1999 compared to 29.8% of revenues for Brain Garden's operations and 33.6% of revenues for Whole Living Utah's operations in 1998. The 1999 increase was primarily due to management's decision to make concessions in pricing and sales commissions which were designed to attract new distributors. Management does not deem it necessary to continue these incentives into the next quarter.

     We spent $17,520 during 1999 on research and development of our product lines, compared to $10,340 spent by Whole Living Utah to develop personal care and other products and $330 by Brain Garden in 1998.

     General and administrative expenses which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $1,412,274 in 1999 from the 1998 aggregate of $828,039. The 1999 increase was due to hiring two additional full time employees and one part-time employee, improvements to our support business systems, and development of our sales and marketing tools.

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

Directors and Officers

Name                       Age         Position Held
-------                    ----        -------------

Ron Williams               38          President, C.E.O. and Director
Bruno Vassel III           56          Vice President, Treasurer and Director
Bill Turnbull              43          Secretary and Director
Mark Burdge                43          Chief Financial Officer and Director

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


                              COMPENSATION TABLE
    ----------------------------------------------------------------------
                             Annual Compensation
    ---------------------------------------------------------------------
Name and Principal Position   Fiscal     Salary     Bonus     Other Annual
                                Year                          Compensation
---------------------------   -------   --------  ---------   ------------
Ron Williams,
President, CEO                 1999     $ 60,000      0       $ 6,000*

Bruno Vassel, III,
Vice President, Treasurer,
COO                            1999       60,000      0         6,000*

Bill Turnbull, Sr.,
Secretary, Director            1999       60,000      0         6,000*

Mark Burdge,
Director, CFO                  1999            0      0             0

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

                          CERTAIN BENEFICIAL OWNERS

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock             Percentage of Class
---------------------------    ----------------------    -------------------
Mark Comer                               918,920                8.2%
629 East 730 South, Suite 201
American Fork, Utah 84003

PHI Mutual Ventures, LLC               4,702,701*              42.3%
525 South 300 East
Salt Lake City, Utah 84111

RBC Dominion Securities, Inc.            745,000                6.7%
A/C 250 00471-2
Royal Bank Plaza
Toronto, Ontario, Canada

SGS Holdings LLC                         600,000                5.4%
P.O. Box 6201
Rock Springs, Wyoming 82901


                                  MANAGEMENT

                                   Common Stock Beneficially Owned
                                   --------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock             Percentage of Class
-----------------------------   --------------------     -------------------
Ron Williams                         1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Bruno Vassel III                     1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Bill Turnbull                        1,567,567*               14.1%
629 East 730 South, Suite 201
American Fork, Utah 84003

Mark Burdge                            373,379                 3.4%

629 East 730 South, Suite 201
American Fork, Utah 84003

All executive officers and
 directors as a group                5,076,080                45.7%

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


                                   WHOLE LIVING, INC.

         6/23/00                   /s/ Ron Williams
Date: ______________          By:________________________________________
                                 Ron Williams, President, CEO and Director



        6/23/00                   /s/ Bill Turnbull
Date: ______________          By: _______________________________________
                                  Bill Turnbull, Secretary and Director



        6/23/00                    /s/ Mark Burdge
Date: _______________          By: _______________________________________
                                   Mark Burdge, Chief Financial Officer and
                                   Director

                              Whole Living, Inc.

                             Financial Statements

                          December 31, 1999 and 1998

                               C O N T E N T S


Accountants' Report ....................................3

Balance Sheets .........................................4

Statements of Operations ...............................6

Statements of Stockholders' Equity......................7

Statements of Cash Flows ...............................8

Notes to the Financial Statements ......................9

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

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying balance sheets of Whole Living, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and from inception on November 25, 1998 through December 31, 1998, and from January 1, 1998 through November 25, 1998 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whole Living, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the year ended December 31, 1999 and from inception on November 25, 1998 through December 31, 1998, and from January 1, 1998 through November 25, 1998 (Predecessor) in conformity with generally accepted accounting principles.

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

                              Whole Living, Inc.
                           Balance Sheet continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31
                                                       1999         1998
                                                  ------------- -------------
CURRENT LIABILITIES

   Accounts payable                               $    328,478  $     36,790
   Accrued expenses                                    241,556        55,954
   Current portion of long-term liabilities(Note 3)    884,721       127,657
                                                  ------------- -------------

     Total Current Liabilities                       1,454,755       220,401
                                                  ------------- -------------
LONG TERM LIABILITIES (Note 3)

   Notes payable-related party                         840,000        50,000
   Notes payable                                        41,298        70,872
   Capital lease obligations                             7,905        14,502
   Less current portion                               (884,721)     (127,657)
                                                  ------------- -------------

     Total long term Liabilities                         4,482         7,717
                                                  ------------- -------------

     TOTAL LIABILITIES                               1,459,237       228,118
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     $.001 par value, issued 11,109,000 and 11,100
     shares, respectively, and outstanding
     10,709,000 and 11,100 shares, respectively         10,709         4,299
   Additional paid in capital                        1,213,249       196,701
   Retained earnings                                (1,754,140)      (55,257)
                                                  ------------- -------------

     Total Stockholders' Equity                       (530,182)      145,743
                                                  ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    929,055  $    373,861
                                                  ============= =============

  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                           Statement of Operations


                                                      From inception  From
                                                      on November     January 1,
                                        For the Year  25, 1998        1998
                                        Ended         through         through
                                        December 31,  December 31,    November
                                        1999          1998            25, 1998
                                        ------------- --------------- --------------
                                                                      (Predecessor)
REVENUES                                $  3,625,935   $     163,074  $   1,808,765

COST OF SALES                              1,152,242          65,407        359,914
                                        ------------- --------------- --------------

GROSS PROFIT                               2,473,693          97,667      1,448,851
                                        ------------- --------------- --------------

SELLING EXPENSES                           1,862,555          54,755        540,080

RESEARCH & DEVELOPMENT                        17,520          10,040            330

GENERAL & ADMINISTRATIVE EXPENSES          2,240,313          87,902        740,137
                                        ------------- --------------- --------------

TOTAL OPERATING EXPENSES                   4,120,388         152,697      1,280,547
                                        ------------- --------------- --------------

OPERATING INCOME/(LOSS)                   (1,646,695)        (55,030)       168,304
                                        ------------- --------------- --------------
OTHER INCOME AND (EXPENSES)
   Interest expense                          (52,649)           (227)             -
   Interest income                             6,551               -              -
   Loss on sale of asset                      (6,090)              -              -
                                        ------------- --------------- --------------

     Total Other Income and (Expenses)       (52,188)           (227)             -
                                        ------------- --------------- --------------

INCOME/(LOSS) BEFORE INCOME TAXES         (1,698,883)        (55,257)       168,304

PROVISION FOR INCOME TAXES (Note 1)                -               -              -
                                        ------------- --------------- --------------

NET INCOME/(LOSS)                       $ (1,698,883) $      (55,257) $     168,304
                                        ============= =============== ==============

NET LOSS PER SHARE                      $     (0.193) $       (0.009)             -
                                        ============= =============== ==============

WEIGHTED AVERAGE OUTSTANDING SHARES        8,793,613       5,846,846              -
                                        ============= =============== ==============

  The accompanying notes are an integral part of these financial statements.

                                     -6-

                             Whole Living, Inc.
                      Statement of Stockholders' Equity
       From Inception on November 25, 1998 through December 31, 1999



                                                             Additional   Retained
                                          Common Stock       Paid in      Earnings
                                        Shares      Amount   Capital      (Deficit)
                                     ------------ ---------- ------------ ------------
Beginning Balance November 1998                -  $       -  $ -          $         -

November 1998-Shares issued to
 organizers for services               5,081,080      5,081       (4,081)           -

December 1998-Shares issued for cash     918,920        919      199,081            -

Net (Loss) from inception on November
 25, 1998 through  December 31, 1998          -           -            -      (55,257)
                                     ------------ ---------- ------------ ------------

Balance on December 31, 1998           6,000,000      6,000      195,000      (55,257)

Adjustment for reverse acquisition
 and reorganization                    4,299,000      4,299      795,701            -

July 1999 - shares issued for
 conversion of notes payable             400,000        400      207,558            -

September 1999 - shares issued for
  Insurance policy                        10,000         10       14,990            -

Net (Loss) for the year ended
  December 31, 1999                            -          -            -   (1,698,883)
                                     ------------ ---------- ------------ ------------

Balance on December 31, 1999          10,709,000  $  10,709    1,213,249  $(1,754,140)
                                     ============ ========== ============ ============

 The accompanying notes are an integral part of these financial statements.

                                     -7-

                             Whole Living, Inc.
                           Statement of Cash Flows




                                                                       For the
                                                       From inception  period from
                                                       on November     January 1,
                                         For the Year  25, 1998        1998
                                         Ended         through         through
                                         December 31,  December 31,    November
                                         1999          1998            25, 1998
                                         ------------- --------------- --------------
                                                                       (Predecessor)
Cash Flows From Operating Activities
Net income (loss)                        $ (1,698,883) $      (55,257) $     168,304
Non-cash items:
   Depreciation & amortization                 66,565           2,581          6,220
   Stock issued for services                   15,000           1,000              -
   Stock issued for interest                    7,958               -              -
   Loss on sale of assets                       6,090               -              -
(Increase)/decrease in current assets:
   Accounts receivable                         (1,504)         (1,044)       (84,886)
   Inventory                                 (261,087)        (93,995)       (86,457)
   Prepaid expenses                           (46,729)              -              -
Increase/(decrease) in current liabilities:
   Bank Overdraft                                   -               -         (6,177)
   Accounts payable                           291,688          36,790          9,301
   Accrued expenses                           185,602          55,954         90,795
                                         ------------- --------------- --------------
     Net Cash Provided (Used) by
       Operating Activities                (1,435,300)        (53,971)        97,101
                                         ------------- --------------- --------------
Cash Flows from Investing Activities
  Cash paid for Property and Equipment       (176,375)        (71,510)      (111,782)
  Cash paid for Goodwill                            -         (43,295)             -
  Cash paid for Deposits                      (11,506)              -              -
                                         ------------- --------------- --------------
     Net Cash Provided (Used) by
       Investing Activities                  (187,881)       (114,805)      (111,782)
                                         ------------- --------------- --------------

Cash Flows from Financing Activities
  Cash received from WLN pursuant to
   the acquisition                            800,000         200,000              -
  Cash received from debt financing           990,000          50,000         87,664
  Principal payments on long-term debt        (51,955)        (13,019)        (7,895)
                                         ------------- --------------- --------------
     Net Cash Provided (Used) by
       Financing Activities                 1,738,045         236,981         79,769
                                         ------------- --------------- --------------

    Increase/(decrease) in Cash               114,864          68,205         65,088

Cash and Cash Equivalents at Beginning
   of Period                                   68,205               -              -
                                         ------------- --------------- --------------
Cash and Cash Equivalents at
   End of Period                         $    183,069  $       68,205  $      65,088
                                         ============= =============== ==============
Supplemental Cash Flow Information:
  Cash paid for interest                 $      9,799  $            -  $           -
  Cash paid for income taxes             $          -  $            -  $           -
Non-cash financing transaction:
  Purchase of equipment with lease
    obligations and notes                $          -  $      101,393  $           -
 Stock issued for insurance policy       $     15,000  $            -  $           -
 Stock issued for conversion of notes
    payable                              $    207,958  $            -  $           -


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

  The weighted average shares outstanding is calculated as follows at December 31, 1999 and 1998:
                                                       December 31,
                                                     1999          1998
                                                  ------------ ------------
 Shares outstanding at beginning of period          6,000,000            -
 Shares issued for services, November 1998                  -     5,081,080
 Shares issued for cash, December 1998                      -       918,920
 Reorganization adjustment effective
   May 24, 1999                                     4,299,000             -
 Shares issued for cash, July 1999                    400,000             -
 Shares issued for insurance policy,
    September 1999                                     10,000             -
                                                  ------------ ------------
 Balance of shares at End of Period                10,709,000     6,000,000
                                                  ============ ============

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     c. Earnings (Loss) Per Share (continued)

 Weighted average computation:   6,000,000-144 days 5,081,080-36 days
                                10,299,000- 50 days 6,000,000-30 days
                                10,699,000- 52 days   -
                                10,709,000-119 days   -
                               -----------          ---------
 Weighted average shares         8,793,613          5,846,846
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

      Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998:
                                                  December 31,
                                              1999            1998
                                          ------------- --------------
 Deferred tax asset:
    NOL carryforward                      $    596,000  $      18,700
 Valuation allowance                          (596,000)       (18,700)
                                          ------------- --------------
 Total                                    $          -  $           -
                                          ============= ==============

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

NOTE 2 - Property & Equipment

      Property and equipment consists of the following at December 31, 1999 and 1998:
                                                       December 31,
                                                    1999         1998
                                                ------------ ------------
                 Office equipment & furnishings $    49,782  $    33,682
                 Office furniture & fixtures         57,536       34,829
                 Software                           232,333       86,379
                 Leased equipment                    15,014       15,014
                                                ------------ ------------
                                                    354,665      169,904
                  Less:
                    Accumulated depreciation        (55,930)      (2,332)
                    Accumulated depreciation

                     - leased equipment              (3,250)        (250)
                                               ------------- ------------

                  Total Property & Equipment   $    295,485  $   167,322
                                               ============= ============

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998

NOTE 3 - Long-Term Liabilities

     Long Term Liabilities are detailed in the following schedules as of December 31, 1999 and 1998:

 Notes payable - related party is detailed as follows:       December 31
                                                           1999       1998
                                                     ------------ -----------
 Note payable to a shareholder of the Company,
 non-interest bearing, due upon demand and
 unsecured                                           $         -  $   50,000

 Note payable to a shareholder of the Company,
 bearing interest at 10%, due June 2000 and
 secured by 400,000 shares of common stock               500,000           -

 Note payable to a shareholder of the Company,
 bears interest at 9%, due May 1, 2000 and
 unsecured                                               340,000           -
                                                     ------------ -----------
 Total notes payable - related party                     840,000      50,000
                                                     ============ ===========


     Notes Payable are detailed as follows:

 Note payable to an individual, non-interest
 bearing, due within one year                             10,031           -

 Note payable to a corporation, non-interest
 bearing, due within 60 days of delivery of
 software, unsecured                                      31,267      70,872
                                                     ------------ -----------
 Total Notes Payable                                 $    41,298  $   70,872
                                                     ============ ===========

     Capital lease obligations are detailed in the following schedule as of December 31, 1999 and 1998:

 Capital lease obligation to a corporation
 for computer equipment, lease payments due
 monthly of $435 through February 2000,
 bears interest at 18%, secured by computer
 equipment.                                          $       808  $    5,401

 Capital lease obligation to a corporation
 for computer equipment, lease payments
 due monthly of $304 through April 2002,
 bears interest at 18%, secured by equipment.              7,097       9,101
                                                     ------------ -----------

                          Whole Living, Inc.
                  Notes to the Financial Statements
                      December 31, 1999 and 1998


NOTE 3 - Long-Term Liabilities (continued)
                                                             December 31
                                                         1999          1998
                                                    ------------- -----------
 Total Lease Obligations                                   7,905      14,502
                                                    ------------- -----------
 Total long term liabilities                             889,203     135,374

 Less current portion of:
   Notes payable - related party                         840,000      50,000
   Notes payable                                          41,298      70,872
   Capital lease obligations                               3,423       6,785
                                                    ------------- -----------
 Total current portion                                   884,721     127,657
                                                    ------------- -----------
 Net Long Term Liabilities                          $      4,482  $    7,717
                                                    ============= ===========

     Future minimum principal payments on notes payable and notes payable-related party are as follows:

                 2000                                             $  884,721
                                                                  -----------
           Total notes payable and notes payable-related party    $  884,721
                                                                  ===========

     Future minimum lease payments are as follows at December 31, 1999:

                 2000                                                  4,520
                 2001                                                  3,651
                 2002                                                  1,217
                                                                  -----------
                                                                       9,388
                  Less portion representing interest                  (1,483)
                                                                  -----------
                  Total                                           $    7,905
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

      Future minimum payments on operating leases are as follows:

             2000      $    172,860
             2001           172,860
             2002            92,982
                       -------------
             Total     $    438,702
                       =============

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

NOTE 9 - Stock Split

      The per share information in these financial statements have been retroactively restated for the effects of the reverse merger, as a 540.54 for 1 forward stock split.

NOTE 10 - Stockholders' Equity Transactions

      In November 1998, the Company issued 5,081,080 shares of its common stock to organizers for services valued at $1,000.

      In December 1998, the Company issued 918,920 shares of its common stock at $.217 per share for cash.

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