Form 10QSB
period 2000-06-30
WHOLE LIVING INC
filed 2000-08-17
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No.  0-26973

                              Whole Living, Inc.
            (Exact name of registrant as specified in its charter)

          Nevada                                         87-0621709
  (State of incorporation)               (I.R.S. Employer Identification No.)


      629 East 730 South, Suite 201, American Fork, UT             84003
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

       As of August 16, 2000, the Registrant had a total of 13,144,000 shares of common stock issued and outstanding.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              Whole Living, Inc.
                             Financial Statements

                                June 30, 2000

                              Whole Living, Inc.
                                Balance Sheets




                        ASSETS

                                                      June 30,   December 31,
                                                        2000          1999
                                                   ------------- -------------
                                                     (Unaudited)
Current Assets
  Cash                                             $          -  $   183,069
  Accounts Receivable                                    92,232        2,548
  Advances                                               41,501            -
  Inventory                                             395,660      355,082
  Prepaid Expenses                                       28,519       46,729
                                                   ------------- -------------
Total Current Assets                                    557,912      587,428
                                                   ------------- -------------

Property & Equipment, Net                               467,280      295,485
                                                   ------------- -------------
Other Assets
  Goodwill, Net                                          32,190       34,636
  Deposits                                               16,506       11,506
                                                   ------------- -------------
Total Other Assets                                       48,696       46,142
                                                   ------------- -------------

  Total Assets                                     $  1,073,888  $   929,055
                                                   ============= =============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $    276,844  $   328,478
  Accrued Expenses                                      256,261      241,556
  Notes Payable                                         619,296      884,721
                                                   ------------- -------------
Total Current Liabilities                             1,152,401    1,454,755
                                                   ------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                         552,000      840,000
  Notes Payable                                         142,238       41,298
  Capital Lease Obligations                               5,271        7,905
  Less Current Portion                                 (619,296)    (884,721)
                                                   ------------- -------------
Total Long Term Liabilities                              80,213        4,482
                                                   ------------- -------------

  Total Liabilities                                   1,232,614    1,459,237
                                                   ------------- -------------
Stockholders' Equity
  Common Stock, $.001 par value; 50,000,000 shares
    authorized; 12,709,000 and 10,709,000 shares
    issued and outstanding, respectively                 12,709       10,709
  Additional Paid-In Capital                          2,211,249    1,213,249
  Retained Deficit                                   (2,382,684)  (1,754,140)
                                                   ------------- -------------
Total Stockholders' Equity                             (158,726)    (530,182)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,073,888  $   929,055
                                                   ============= ============

                              Whole Living, Inc.
                           Statement of Operations
                                 (Unaudited)




                                     For the three  For the three  For the six   For the six
                                     months ended   months ended   months ended  months ended
                                     June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999
                                     -------------- -------------- ------------- --------------
Sales                                $   1,163,561  $     630,035  $  2,124,040  $   1,033,498

Cost Of Goods Sold                         773,021        479,562     1,379,689        844,931
                                     -------------- -------------- ------------- --------------

Gross Profit                               390,540        150,473       744,351        188,567
                                     -------------- -------------- ------------- --------------
Operating Expenses
  General & Administrative                 609,643        453,121     1,031,944        874,048
  Selling Expenses                          79,910        128,192       299,308        227,596
  Research & Development                         -          1,047             -          1,047
                                     -------------- -------------- ------------- --------------
    Total Operating Expenses               689,553        582,360     1,331,252      1,102,691
                                     -------------- -------------- ------------- --------------
OTHER INCOME(EXPENSE)
  Interest Expense                           (753)           (605)      (46,640)       (1,109)
  Interest Income                           1,529             900         4,997           900
  Loss on Sale of Asset                         -          (6,090)            -        (6,090)
                                     -------------- -------------- ------------- --------------
    Total Other Income(Expense)               776          (5,795)      (41,643)       (6,299)
                                     -------------- -------------- ------------- --------------

NET INCOME(LOSS)                     $    (298,237) $    (437,682) $   (628,544) $   (920,423)
                                     ============== ============== ============= ==============
WEIGHTED AVERAGE INCOME(LOSS)
 PER SHARE                           $      (0.027) $      (0.056) $     (0.058) $     (0.134)
                                     ============== ============== ============= ==============

WEIGHTED AVERAGE SHARES OUTSTANDING     10,909,000      7,773,903    10,809,000     6,887,632
                                     ============== ============== ============= ==============




                             Whole Living, Inc.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                                   For the six months ended
                                                                             June 30
                                                                  ---------------------------
                                                                        2000       1999
                                                                  ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                                  $   (628,544) $   (920,423)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                                          45,679        24,325
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                 (89,684)      (54,994)
   Inventory                                                           (40,578)     (115,342)
   Prepaid Expenses                                                     18,210       (85,954)
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                               (36,453)       53,166
   Deferred Expenses                                                         -        97,186
                                                                  ------------- -------------
    Net Cash Provided(Used) by Operating Activities                   (731,370)   (1,002,036)
                                                                  ------------- -------------
Cash Flows from Investing Activities
  Payments for Property & Equipment                                   (215,028)     (117,427)
  Payments for Advances                                                (41,501)            -
  Payments for Goodwill                                                      -       (16,767)
  Payments for Deposits                                                 (5,000)            -
                                                                  ------------- -------------
    Net Cash Provided(Used) by Investing Activities                   (261,529)     (134,194)
                                                                  ------------- -------------
Cash Flows from Financing Activities
  Proceeds from Stock Issuance                                               -       800,000
  Proceeds from Debt Financing                                         861,257       340,000
  Principal Payments on Debt Financing                                 (51,427)      (27,070)
                                                                  ------------- -------------
    Net Cash Provided(Used) by Financing Activities                    809,830     1,112,930
                                                                  ------------- -------------

Increase in Cash                                                      (183,069)      (23,300)

Cash and Cash Equivalents at Beginning of Period                       183,069        68,205
                                                                  ------------- -------------

Cash and Cash Equivalents at End of Period                        $          -  $     44,905
                                                                  ============= =============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                        $      2,644  $          -
                                                                  ============= =============
  Income Taxes                                                    $          -  $          -
                                                                  ============= =============
Non-Cash :
  Common Stock issued for Notes Payable & Accrued Interest        $  1,000,000  $          -
                                                                  ============= =============


NOTES TO FINANCIAL STATEMENTS

          Whole Living, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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


COMMON STOCK

          On June 21, 2000, the Company's $1,000,000 notes payable, which includes accrued interest, was converted to 2,000,000 shares of the Company's common stock at $.50 per share.

ADVANCES

          During the three months ended June 30, 2000, the Company incurred costs of $41,501 for the organization of a wholly owned subsidiary in Queensland, Australia. As of June 30, 2000, the subsidiary is in the process of being established. It is the intention of management to have the subsidiary operational on September 1, 2000. At this time, the subsidiary will be billed for these organizational costs.

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




                               ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OR PLAN OF OPERATIONS


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

Results of Operations

     The following table summarizes our operations for the six and three month periods ended June 30, 1999 and 2000. Starting January 1, 2000 we have implemented a change in our method of accounting for cost of sales and for general and administrative expenses. Management made the change to produce more useful managerial accounting. Cost of sales now include: freight-in for product, sales commissions paid to independent distributors and credit card sales processing fees (merchant account). Previously, cost of sales had consisted almost entirely of cost of goods. We have adjusted the figures for the three month period ended June 30, 1999 in order to maintain a consistent presentation with the current year.


                      Three Month Period Ended     Six Month Period Ended
                     June 30, 2000 June 30, 1999 June 30, 2000 June 30, 1999
                     ------------- ------------- ------------- --------------
Sales                $  1,163,561  $    630,035  $  2,124,040  $  1,033,498
Cost of Sales             773,021       479,562     1,379,689       844,931
Gross Profit              390,540       150,473       744,351       188,567

General & Administra-
  tive Expenses           609,643       453,121     1,031,944       874,048
Selling Expenses           79,910       128,192       299,308       227,596
Research & Development
 Expenses                       -         1,047             -         1,047

Total Operating Expense   689,553       582,360     1,331,252     1,102,691

Net Income (Loss)        (298,237)     (437,682)     (628,544)     (920,423)

     Sales increased $533,526 for the second quarter of 2000 compared to the second quarter of 1999 and sales increased $1,090,542 for the 2000 six month period compared to the 1999 six month period. These increases were due primarily to the continued development of our distributor network.

     Costs of sales were 66.4% of sales for the second quarter of 2000 compared to 76.1% of sales for the 1999 second quarter. Cost of sales were 64.9% of sales for the 2000 six month period compared to 81.7% of sales for the 1999 six month period. Cost of sales as a percentage of sales decreased due to better product procurement and changes in pricing and commission structure.

     General and administrative expenses, which include general office expense, management and employees' salaries, and other support systems for the distributor network increased $156,522 in the 2000 second quarter compared to the 1999 second quarter. These expenses increased $157,896 in the 2000 six month period compared to the 1999 six month period. These increases were primarily the result of an increase in the number of employees and other resources required to service the significant growth in revenues.

     Selling expenses, including marketing and customer service expenses decreased $48,282 from the 1999 second quarter compared to the same quarter in 2000 and increased $1,712 from the 1999 six month period to the 2000 six month period. Selling expenses for the 2000 second quarter were 6.9% of sales compared to 20.3% of sales for the 1999 second quarter. For the 2000 six month period they were 14.1% of sales compared to 22.0% for the 1999 comparable period. The decrease as a percentage of sales in 2000 was primarily due to tighter administrative controls together with growth in revenues.

     Total operating expenses decreased to 59.2% of sales in the 2000 second quarter compared to 92.4% of sales in the 1999 second quarter. These expenses were 62.6% of sales for the 2000 six month period compared to 106.7% of sales for the 1999 comparable period. The decrease as a percentage of sales is primarily attributable to managements implementation of tighter departmental budgets.

     Net losses declined 31.8% in the 2000 second quarter compared to the 1999 second quarter and they decreased 31.7% in the 2000 six month period compared to the 2000 six month period. Cash to fund operating losses came primarily from loans from related parties. Management anticipates operating losses to decrease in the future due to anticipated increases in revenues from domestic and, particularly, from international operations, and as a result of management's efforts to implement tighter departmental budgets designed to make operations more efficient.

     Management expects revenues to increase as a result of the launch of our Australian operations. However, these revenues will be offset by the establishment of new operations and operating costs. As of June 30, 2000 we have incurred costs of $41,501 for the organization of a subsidiary in Queensland, Australia. We hope to have this subsidiary operational within the next quarter. As of June 2000, 100 independent distributors in Australia have qualified at the rank of "Captain" and we have acquired approximately 300 new distributors in that country. We also anticipate launching operations in Asia in the last half of the year 2000.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through sales, loans, and private placements of equity securities. For the six month period ended June 30, 2000, we had no cash on hand with $557,912 in total current assets compared to $183,069 cash on hand and $587,428 total current assets for the year ended December 31, 1999. Our total current liabilities were $1,152,401 for the 2000 six month period, with 53.7% of those current liabilities allocated to notes payable, compared to total current liabilities of $1,454,755, with 60.8% allocated to notes payable for the 1999 year. We recorded a loss per share of $0.058 for the six month period ended June 30, 2000 compared to a loss per share of $0.134 for the 1999 fiscal year.

     As of December 31, 1999 our principal commitments consisted of notes payable and office and equipment leases. Future minimum capital lease payments totaled $7,905 through the year 2002. Future minimum principal payments on notes payable totaled $884,721 through 2000. Future minimum payments on operating leases totaled $438,702 through 2002.

     Net cash used for operating activities in the 2000 six month period was $731,370 compared to $134,194 for the 1999 six month period. Net cash used by investing activities was $261,529 for the 2000 six month period compared to $134,194 for the 1999 six month period. Cash flows provided by financing activities was $809,830 for the 2000 six month period and came primarily from debt financing.

     On May 16, 2000 we negotiated a settlement of the $340,000 promissory note, dated March 17, 1999, payable to PHI Mutual Ventures LLC on May 1, 2000. This loan was secured by common stock held in the name of Messrs. Williams, Turnbull and Vassel, our officers. Pursuant to the terms of the settlement, Mr. Vassel transferred to PHI Mutual Ventures 632,567 common shares of the total 1,567,567 shares pledged by him in consideration for release from the debt. 225,000 shares were returned to Mr. Vassel and 700,000 shares were transferred to an escrow account and subsequently transferred to certain distributors, employees, consultants and vendors. The principal and interest amount of $371,500 was consolidated with a note payable to Capital Communications, Inc. of $676,500, principal and interest, resulting in a promissory note of $1,100,000 payable to Capital Communications.
Subsequently, $1,000,000 of this note was converted into 2,000,000 shares of common stock on June 21, 2000. The remaining $100,000 due on the note payable was consolidated with an new note payable to Capital Communications, dated August 1, 2000, for an additional $300,000 that we borrowed. This note is secured by all the business assets of Whole Living, including inventory, as well as, the 3,135,134 shares pledged as collateral by Messrs. Williams and Turnbull. It carries an interest rate of 14% per annum and is due February 7, 2001.

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

     Management anticipates that additional capital will be provided by private placements of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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



                     PART II.  OTHER INFORMATION

          ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS


     On June 21, 2000, we issued 800,000 shares valued at $400,000 to Capital Communications, Inc. to satisfy a note payable. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On June 21, 2000, we issued 1,200,000 common shares valued at $600,000 to Development Specialties, Inc. to satisfy a note payable. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On August 1, 2000, we issued 35,000 common shares to Donald Mayer, President of Universal Business Insurance to cancel a debt of $23,500 payable to Universal Business Insurance. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 by reason of
Section 4(2) as a private transaction not involving a public distribution.


                      ITEM 5.  OTHER INFORMATION


     On May 19, 2000, Bruno Vassel III resigned as our Vice-President, Treasurer and Director. Mr. Vassel plans to pursue other interests. The Board of Directors has decided not to appoint a new Vice-President or Treasurer at this time, nor to appoint or nominate a new director.

     On July 28, 2000, the listing for our common stock returned to the OTC Bulletin Board.

     In June 2000 we introduced our home-business system and key products to approximately 1,500 potential distributors gathered in Sydney, Melbourne and Brisbane, Australia. We intend to make similar introductions in Asia within the last half of 2000.



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



                                   WHOLE LIVING, INC.



Date: 8/16  , 2000          By: /s/ Bill Turnbull
                                -------------------------------------
                                Bill Turnbull, Secretary and Director



                            By: /s/ Craig Lewis
                               --------------------------------------
                               Craig Lewis, Chief Financial Officer