Form 10QSB
period 2000-09-30
WHOLE LIVING INC
filed 2000-11-20
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarter Ended: September 30, 2000

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

    As of October 23, 2000, the Registrant had a total of 12,744,000 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              Whole Living, Inc.

                             Financial Statements

                              September 30, 2000

                              Whole Living, Inc.
                                Balance Sheets




                     ASSETS
                     ------
                                                  September 30,  December 31,
                                                      2000          1999
                                                  -------------  ------------
                                                   (Unaudited)
Current Assets
  Cash                                            $          -   $   183,069
  Accounts Receivable                                   27,525         2,548
  Inventory                                            415,397       355,082
  Prepaid Expenses                                     127,607        46,729
                                                  -------------  ------------
Total Current Assets                                   570,529       587,428
                                                  -------------  ------------

Property & Equipment, Net                              512,884       295,485
                                                  -------------  ------------
Other Assets
  Goodwill, Net                                         31,143        34,636
  Distributor List, Net                                 29,500             -
  Deposits                                              18,906        11,506
                                                  -------------  ------------
Total Other Assets                                      79,549        46,142
                                                  -------------  ------------

  Total Assets                                    $  1,162,962   $   929,055
                                                  =============  ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current Liabilities
  Accounts Payable                                $    442,795   $   328,478
  Accrued Expenses                                     328,294       241,556
  Notes Payable                                      1,069,030       884,721
                                                  -------------  ------------
Total Current Liabilities                            1,840,119     1,454,755
                                                  -------------  ------------
Long Term Liabilities
  Notes Payable - Related Party                      1,012,000       840,000
  Notes Payable                                        123,466        41,298
  Capital Lease Obligations                              4,359         7,905
  Less Current Portion                              (1,069,030)     (884,721)
                                                  -------------  ------------
Total Long Term Liabilities                             70,795         4,482
                                                  -------------  ------------


  Total Liabilities                                  1,910,914     1,459,237
                                                  -------------  ------------
Stockholders' Equity
  Common Stock, $.001 par value; 50,000,000
    shares authorized; 13,379,000 and 11,109,000
    shares issued and 12,744,000 and 10,709,000
    outstanding, respectively                           12,744        10,709
  Additional Paid-In Capital                         2,234,714     1,213,249
  Retained Deficit                                  (2,995,410)   (1,754,140)
                                                  -------------  ------------
Total Stockholders' Equity                            (747,952)     (530,182)
                                                  -------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,162,962   $   929,055
                                                  =============  ============

                              Whole Living, Inc.
                           Statement of Operations
                                 (Unaudited)


                       For the three For the three For the nine  For the nine
                       months ended  months ended  months ended  months ended
                       September 30, September 30, September 30, September 30,
                       2000          1999          2000          1999
                       ------------- ------------- ------------- -------------
Sales                  $  1,565,799  $  1,049,591  $  3,689,838  $  2,083,089

Cost Of Goods Sold        1,176,803       745,404     2,556,492     1,590,335
                       ------------- ------------- ------------- -------------

Gross Profit                388,996       304,187     1,133,346       492,754
                       ------------- ------------- ------------- -------------
Operating Expenses
  General &
   Administrative           644,247       453,083     1,676,191     1,328,147
  Selling Expenses          358,534       166,178       657,842       401,832
  Research & Development         20        16,037            20        17,084
                       ------------- ------------- ------------- -------------
   Total Operating
    Expenses              1,002,801       635,298     2,334,053     1,747,063
                       ------------- ------------- ------------- -------------

OPERATING LOSS             (613,805)     (331,111)   (1,200,707)   (1,254,309)
                       ------------- ------------- ------------- -------------
OTHER INCOME(EXPENSE)
  Interest Expense           (1,536)         (440)      (48,176)       (1,549)
  Interest Income             2,615         2,854         7,613         3,753
  Loss on Sale of Asset           -             -             -        (6,090)
                       ------------- ------------- ------------- -------------
    Total Other Income
    (Expense)                 1,079         2,414       (40,563)       (3,886)
                       ------------- ------------- ------------- -------------

NET INCOME(LOSS)       $   (612,726) $   (328,697) $ (1,241,270) $ (1,258,195)
                       ============= ============= ============= =============

WEIGHTED AVERAGE INCOME
 (LOSS) PER SHARE      $     (0.048) $     (0.031) $     (0.109) $     (0.215)
                       ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING            12,726,500    10,702,333    11,381,500     5,860,778
                       ============= ============= ============= =============

                              Whole Living, Inc.
                           Statement of Cash Flows
                               (Unaudited)


                                                  For the nine months ended
                                                         September 30
                                                  ---------------------------
                                                       2000          1999
                                                  ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                  $ (1,241,270) $ (1,258,195)
Adjustments to Reconcile Net Income(Loss) to Net
 Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                          81,314        40,155
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                 (24,977)     (108,399)
   Inventory                                           (60,315)     (409,731)
   Prepaid Expenses                                    (57,378)      (74,354)
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses               201,055       351,011
                                                  ------------- -------------
   Net Cash Provided(Used) by Operating Activities  (1,101,571)   (1,459,513)
                                                  ------------- -------------
Cash Flows from Investing Activities
  Payments for Property & Equipment                   (293,719)     (173,635)
  Payments for Goodwill                                      -       (16,767)
  Payments for Deposits                                 (7,400)            -
  Payments for Distributor List                        (30,000)            -
                                                  ------------- -------------
   Net Cash Provided(Used) by Investing Activities    (331,119)     (190,402)
                                                  ------------- -------------
Cash Flows from Financing Activities
  Proceeds from Stock Issuance                               -     1,300,000
  Proceeds from Debt Financing                       1,320,732       490,000
  Principal Payments on Debt Financing                 (71,111)      (32,263)
                                                  ------------- -------------
   Net Cash Provided(Used) by Financing Activities   1,249,621     1,757,737
                                                  ------------- -------------

Increase in Cash                                      (183,069)      107,822

Cash and Cash Equivalents at Beginning of Period       183,069        68,205
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $          -  $    176,027
                                                  ============= =============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:

  Interest                                        $      2,644  $          -
                                                  ============= =============
  Income Taxes                                    $          -  $          -
                                                  ============= =============
Non-Cash :
  Common Stock Issued for Notes Payable &
    Accrued Interest                              $  1,000,000  $          -
                                                  ============= =============
  Common Stock Issued for Insurance               $     23,500  $          -
                                                  ============= =============

                              Whole Living, Inc.
                      Notes to the Financial Statements
                              September 30, 2000


NOTES TO FINANCIAL STATEMENTS

Whole Living, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

ORGANIZATION COSTS

During the nine months ended September 30, 2000, the Company incurred costs of $41,501 for the organization of a wholly owned subsidiary in Queensland, Australia. As of September 30, 2000, the operations in Queensland is being operated as a division of the Company and not as a wholly owned subsidiary. The Company intends to establish a wholly owned subsidiary at a future date. The organization costs incurred have been expensed.

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

Results of Operations

     The following table summarizes our operations for the nine and three month periods ended September 30, 1999 and 2000. Starting January 1, 2000 we have implemented a change in our method of accounting for cost of sales and for general and administrative expenses. Management made the change to produce more useful managerial accounting. Cost of sales now include: freight-in for product, sales commissions paid to independent distributors and credit card sales processing fees (merchant account). Previously, cost of sales had consisted almost entirely of cost of goods. We have adjusted the figures for the three month period ended September 30, 1999 in order to maintain a consistent presentation with the current year.

                           Three Month Period Ended  Nine Month Period Ended
                          -------------------------  ------------------------
                            September    September   September    September
                             30, 2000    30, 1999     30, 2000     30, 1999
                          ------------ ------------ ------------- -----------
Sales                     $ 1,565,799   $1,049,591  $  3,689,838  $ 2,083,089
Cost of Sales               1,176,803      745,404     2,556,492    1,590,335
Gross Profit                  388,996      304,187     1,133,346      492,754
                          ------------ ------------ ------------- -----------
General & Administrative
 Expenses                     644,247      453,083     1,676,191    1,328,147
Selling Expenses              358,534      166,178       657,842      401,832
Research & Development
 Expenses                          20       16,037            20       17,084
                          ------------ ------------ ------------- -----------
Total Operating Expense   $(1,002,801)  $ (635,298) $ (2,334,053) $(1,747,063)
                          ------------ ------------ ------------- -----------
Operating Loss               (613,805)    (331,111)   (1,200,707)  (1,254,309)
                          ------------ ------------ ------------- -----------
Net Loss                  $  (612,726)  $ (328,697) $ (1,241,270) $(1,258,195)
                          ------------ ------------ ------------- -----------

     Sales increased $516,208 for the third quarter of 2000 compared to the same quarter the prior year, and sales increased $1,606,749 for the first nine months of 2000 compared to the same period in 1999. These increases were due primarily to the continued development of our distributor network, particularly the expansion of distribution into Australia in the last half of 2000.

     Cost of Sales consists primarily of the cost of procuring and packaging products plus sales commissions paid to our independent distributors. Cost of sales were 74.2% of sales for the third quarter of 2000 compared to 71.0% for the same period in 1999. This increase was primarily the result of the implementation of the company-wide "Retail Bonus Pool" commission plan, which significantly increased our commission payout on sales to new customers in order to increase the size of our overall customer and distributor base. Despite the increase in the third quarter of 2000, cost of sales for the first nine months of 2000 were 69.3% of sales compared to 76.3% of sales during the same period of 1999. This decrease was the result of better product procurement along with a substantially lower sales commission payout as a percentage of sales during the first two quarters of 1999.

     General and administrative expenses, which include general office expenses, management and employee salaries, outsourced services, support systems for the distributor network, and certain shipping charges increased $191,164 for the third quarter of 2000 compared to the third quarter of 1999. These expenses increased $348,044 for the first nine months of 2000 compared to the same period of 1999. These expenses increased because of: 1) start up costs involved in establishing distribution in Australia and New Zealand; and
2) the increase in the number of employees and other resources required to service the growth in company revenues.

     Selling expenses, which includes marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $192,356 during the third quarter of 2000 compared to the same period of 1999, and increased $256,010 from the 1999 nine-month period to the 2000 nine-month period. Selling expenses for the 2000 third quarter were 22.9% of sales compared to 15.8% for the third quarter of 1999. This increase was primarily the result of recognizing Selling and marketing costs associated with expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into certain Asian markets. For the 2000 nine-month period, these expenses were 17.8% of sales compared to 19.3% for the comparable 1999 period. This decrease as a percentage of sales were primarily attributable to the implementation of tighter operating budgets during a period of significant sales growth.

     Research and development expenses declined from about 1.5% of sales during the third quarter of 1999 and 0.82% of sales during the first nine months of 1999, to a negligible amount during the comparable periods of 2000.

     Total operating expenses were 64.0% of sales in the third quarter of 2000. This compares to 60.5% in the third quarter of 1999. The increase in total operating expenses during this period is summarized in the discussion of its component parts above. Primarily, the increase was a result of expenses involved in: 1) increased sales commissions resulting from implementation of the company's Retail Bonus Plan; and 2) expenses of establishing, and preparing to establish, overseas distribution. Total operating expenses were 63.3% of sales for the first nine months of 2000, compared to 83.9% of sales in the comparable 1999 period. The decrease during this period is primarily attributable to management's implementation of tighter departmental budgets.

     Net losses increased 86.4% during the third quarter of 2000 compared to the comparable period in 1999. Net losses decreased 4.5% during the nine-month period of 2000 compared to the comparable period in 1999. Cash to fund operating losses came primarily from loans from related parties. Management expects operating losses to continue in the fourth quarter as the company continues to invest in expansion of its overseas distribution.

     During the third quarter of 2000, we added approximately 3,000 new distributors and preferred customers in Australia. Revenues from Australia operations exceeded $500,000 during the quarter.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through sales, loans and private placement of equity securities. For the nine-month period ended September 30, 2000, we had no net cash on hand with $570,529 in total current assets compared to $183,069 cash on hand and $587,428 total current assets for the year ended December 31, 1999. Our total current liabilities were $1,840,119 for the 2000 nine-month period compared to total current liabilities of $1,454,755 for the 1999 year. We recorded a loss per share of $0.109 for the nine-month period ended September 30, 2000 compared to a loss per share of $0.215 for the full year of 1999.

     As of December 31, 1999 our principal commitments consisted of notes payable and office and equipment leases. Future minimum capital lease payments totaled $7,905 through the year 2002. Future minimum payments on operating leases totaled $438,702 through 2002.

      Net cash used for operating activities in the 2000 nine month period was $1,101,571 compared to $1,459,513 for the 1999 nine month period. Net cash used by investing activities was $331,119 for the 2000 nine month period compared to $190,402 for the 1999 nine month period. Cash flows provided by financing activities was $1,249,621 for the 2000 nine month period and came primarily from debt financing, compared to $1,757,737 provided by financing activities for the 1999 nine month period.

      In September 2000 we established relationships with three independent distributor groups to promote and distribute our products. We have issued 235,000 common shares, currently held in escrow, to the individual leaders of these independent groups. The shares will be released upon certain performances by these groups.

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

Seasonal Aspects

      In the direct selling industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we have experienced an increase in sales during these time periods and are unsure how the industry-wide fluctuations will affect our business in the future.

                         PART II.  OTHER INFORMATION

              ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

      The following describes the securities we sold from June 30, 2000 through September 30, 2000.

      On July 21, 2000 we issued an aggregate of 2,000,000 common shares to convert notes payable valued at $1 million with principal and interest. We issued 800,000 shares to Capital Communications, Inc. and 1,200,000 shares to Development Specialties for notes payable of $400,000 and $600,000, respectively. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

      On September 11, 2000 we issued an aggregate of 235,000 common shares in consideration for future consulting services. Specifically we issued 75,000 common shares to Earl Shaw, 85,000 common shares to Dennis Windsor and 75,000 common shares to Dwight Johnson. The shares are currently held in escrow pending performance by these parties. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


                          ITEM 5.  OTHER INFORMATION


    On August 16, 2000 our board of directors accepted the resignation of Mark Burdge as our Chief Financial Officer. We appointed Richard Wogksch as Chief Financial Officer on November 16, 2000.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Part I: Exhibits.


           Exhibit #    Description

            27          Financial Data Schedule

     (b)  Reports on Form 8-K.

      On September 5, 2000, we filed a current report on Form 8-K under Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates. No financial statements were filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.



                                 WHOLE LIVING, INC.



Date: 11/20   , 2000           By: /s/ Bill Turnbull
                                  ---------------------------------------
                                   Bill Turnbull, Secretary and Director


                               By: /s/ Richard Wogksch
                                  ----------------------------------------
                                   Richard Wogksch, Chief Financial Officer