Form 10KSB
period 2000-12-31
WHOLE LIVING INC
filed 2001-04-02
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended: December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number: 0-26973

                              Whole Living, Inc.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada                                     87-0621709
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

629 East 730 South, Suite 201, American Fork, Utah               84003
(Address of principal executive offices)                       (Zip code)

Issuer's telephone number, including area code: (801) 772-3300

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State issuer's revenue for its most recent fiscal year: $5,198,835.

As of February 1, 2000 the registrant had 13,379,500 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $5,270,683.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

                                    PART I

Item 1.     Description of business.........................................2
Item 2.     Description of property........................................11
Item 3.     Legal proceedings..............................................11
Item 4.     Submission of matters to a vote of security holders............11

                                   PART II

Item 5.     Market for common equity and related stockholder matters.......11
Item 6.     Management's discussion and analysis...........................12
Item 7.     Financial statements...........................................16
Item 8.     Changes in and disagreements with accountants on
             accounting and financial disclosure...........................16

                                   PART III

Item 9.    Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the  Exchange Act.............16
Item 10.   Executive compensation..........................................17
Item 11.   Security ownership of certain beneficial owners and management..18
Item 12.   Certain relationships and related transactions..................19

                                   PART IV

Item 13.   Exhibits and reports on Form 8-K................................19

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

ITEM 1.      DESCRIPTION OF BUSINESS

Business Development

     Whole Living, Inc. was incorporated in the state of Nevada on March 18, 1999. On March 19, 1999 Brick Tower Corporation, an Idaho corporation (formerly Hystar Aerospace Marketing Corporation of Idaho), merged with Whole Living for the sole purpose of changing Brick Tower's domicile from Idaho to Nevada. In May of 1999, Whole Living completed a reverse merger with Whole Living Inc., a Utah corporation. Whole Living Utah had been formed on November 25, 1998 and owned the products and formulas presently being marketed
by Whole Living, as well as the trademark "Brain Garden."   Pursuant to the
merger agreement, our parent company divested itself of its controlling interest, the directors and officers of Whole Living resigned and the management of Whole Living Utah filled the vacancies, and the former shareholders of Whole Living Utah obtained 58% of the total voting power.

Our Business

     Whole Living, doing business as Brain Garden , is a total lifestyle company focused on improving mental and physical performance through a Whole Foods - Whole Learning - Whole Living philosophy. Our message is a blend of cutting-edge research and ancient wisdom and methods. By ancient wisdom, we refer to certain dietary practices and specific whole-food combinations that have been viewed for centuries as promoting health. These include:

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

Principal Products

     Our major Whole Foods product is Pulse, which consists of a variety of nuts, seeds, fruits and grains. The ingredients used in Pulse are combined in specific mathematical ratios which we believe are based on a 2500 year old formula which originated in Biblical times. (See, Chapter 1 of the King James
version of Daniel.)   We believe nutritional science is strongly pointing to
frequent snacking throughout the day as opposed to "three square meals." Pulse may be used as a snack or a meal replacement. Pulse has the proteins, fibers, carbohydrates and other nutrients needed in a healthy diet and comes in four different flavors. Pulse also is an integral part of our weight-loss program called "Daniel's 10-day Challenge." Our other major Whole Foods snack products include Parched Pulse and Brain Grain. For the 2000 fiscal year, 55% of our product sales is derived from our Whole Foods snack products and 12% is derived from our weight-loss products.

     Our Whole Learning products include our interactive educational programs which provide learning tools for learners from kindergarten through adulthood. These programs are multi-sensory and interactive and are designed to involve the creative imagination of the learner. We believe the "rote learning" model of education has been used to routinize the learning process and control the mind set of the learner. We believe rote learning fails to recognize the individuality of learners, stifles creativity and robs the human mind. We believe our programs offer a clear, imaginative alternative for learners of all ages. These Whole Learning products accounted for 3% of our sales during fiscal year 2000.

     Our Whole Living product line includes essential oils, and chemical-free personal and home-care products which are made from the oils and tissues of plants. We believe that what is put on the skin is passed through the skin and finds its way into other tissues in the body. Therefore, an individual should not put anything on the body that cannot also be put in the body.

     Our Essential Oils and Earthborn Creations personal care line of products were released in November of 1999. We believe our Essential Oils provide health benefits for the user of these natural plant oils found in the tissues of aromatic plants. These products are designed to be applied topically to the body for therapeutic relief. Our Earthborn Creations products include creams, lotions, cleansers and shampoos made from essential oils and mixing powders that are all natural and chemical-free, and made entirely from
plants.   Our most popular personal care product is Pro L'eve which is a full strength progesterone cream made from wild yams, soy and other natural ingredients. Pro L'eve is designed for women who experience hormone imbalance. The Earthborn Creations personal care, essential oils and associated products were 20% of our revenues for the fiscal year 2000.

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

     If, for any reason, and within thirty days, the distributor does not want to keep a product purchased by said distributor, in accordance with our thirty-day return policy, we will replace the product or take back the product and reimburse the distributor for the product, whichever the distributor prefers. We warrant any item that is not date stamped for a period of one year. Our product return policy is a material aspect of the success of the distributors in developing a retail consumer base. Our experience with actual product returns has averaged approximately 1% of sales for the 1999 and 2000 fiscal year.

     Product Liability. We maintain an insurance policy for product liability claims with a $1,000,000 per claim and $2,000,000 annual aggregate limit.

Distribution Network

     We currently have sales offices located in American Fork, Utah and Clear Island, Queensland, Australia. We buy product from our third-party suppliers (See, "Raw Materials and Suppliers," below) and, as of December 2000, deliver the product to a third-party, Excel Graphics, for warehousing and distribution to our distributors and customers in North America, Australia and Japan.
Excel Graphics warehouses, packages, handles will-call orders and arranges delivery of our products by mail or otherwise. We pay Excel Graphics a set fee for the product which is warehoused, each order fulfilled and packaging of kits. We pay shipping costs directly to the provider of such services. The agreement with Excel Graphics is for a term of one year, and renews automatically thereafter. Either party may terminate the agreement with 90 days written notice.

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

     Network marketing companies and their marketing plans have been around for over 50 years. Many of the founding companies in this industry such as Amway, Mary Kay, and Shaklee, have not made significant changes to their marketing plans for decades. During the 1970s, 1980s and into the 1990s, new companies in the industry such as Nuskin International, Neways, Natures Sunshine Products, Melaleuca, and many others have taken aspects of these original marketing plans and added various twists and/or changes in order to make their compensation plans more rewarding for distributors.

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

     Our revenue depends directly upon the sales efforts of our distributors. We distribute our products exclusively through independent distributors who have contracted directly with us. Our revenue is directly dependent upon the sales and marketing efforts of these independent distributors, and growth in the total number of our distributors. As a distributor who purchases a defined minimum volume of product per month (which we refer to as personal sales volume or "PV") and brings on new distributors below him and thus establishes "legs," that distributor becomes eligible for additional monthly compensation. If one person in a leg sales the defined minimum monthly volume or PV, that leg becomes "active." To attain the rank of Captain, a distributor must attain a minimum PV and have at least three "active" legs. A Team Captain is a distributor who has built a down line sales organization which includes at least three "active" Captain legs and has personal monthly sales of at least 100 PV units. To attain the All Star level, a distributor has to build a down line sales organization which includes at least three "active" legs, each of which must have at least one Team Captain level distributor somewhere in the down line. In addition, an All Star distributor has to have personal monthly sales of at least 100 PV units.

     In addition to the highest levels, we have two lower level distributor classifications consisting of Team Builder and Team Leader. To qualify as a Team Builder, a distributor must have personal monthly purchases totaling over 100 PV units and one "active" 100 PV leg. A Team Leader is a distributor that has attained the Team Leader level of 100 PV units in personal purchases and has established two "active" legs.

     For management purposes such as product purchasing, sales estimating, forecasting, and incentive planning, we use a second distributor definition known as "currently active distributors" which includes those distributors who, by their recent level of activity, are most likely to purchase products and sell our products in the near future. We use the last six months as the critical time frame within which we classify any distributor who has purchased any products from us as "currently active." As of December 31, 2000 approximately 14,444 of our distributors fall in this category, with 144 distributorships at the Team Captain level and 135 at the All-Star executive distributor levels, which are our two highest executive distributor levels. These distributorships have extensive downline networks and account for the majority of our revenue.

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

     Examples of revenues generated by three "Team Captain" level distributors for the month of August, 2000 are:

     Distributor           Sales Volume            Commission
     #1                    $  38,114               $   2,179
     #2                    $  44,962               $   1,865
     #3                    $ 155,623               $   2,822

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

     Compensation. Each product carries a specified number of sales volume points. Commissions are based
on a distributor's personal and group volume.   A distributor receives
commissions based on a percentage of sales volume of his or her downline each month. Sales volume points are essentially based upon a percentage of the product's wholesale cost, net of any point-of-sale taxes. As a distributor's retail business expands and as he or she successfully sponsors other distributors into the business, which in turn expand their own businesses, he or she receives more commissions from downline sales. Generally, a distributor can receive commission bonuses only if, on a monthly basis, (i) the distributor achieves at least 100 PV points (approximately $142.00) in personal sales volume, and (ii) the distributor is not in default of any material policies or procedures.

     Rules Affecting Distributors. A potential distributor must enter into a standard distributor agreement which obligates the distributor to abide by our policies and procedures. Any person who wishes to can join us as a distributor to purchase products for personal use or to build a down line sales organization. There are two different distributor sign-up fee options
from which a person may choose in order to become a distributor.   The Garden
Starter Kit sells for $14.95. With this option, the new distributor receives basic literature, training materials, guidelines, order forms, price lists, a press kit, home "party" information and handouts, and other helpful literature. The second option is the Garden Basket Kit which sells for $49.95. With this option the new distributor receives all of the materials in the Garden Starter Kit plus several packages of the actual food products, a 90 minute videotape, three audiotapes, two product sample kits and more materials for holding a home "party". The sale of these materials and other business tools account for 10% of our revenues. No distributor is required to purchase a large inventory of products when he/she starts. However, in order to receive compensation as a distributor and thereby become "active," personal monthly purchases are required. The minimum level for such purchases varies within the five compensation plan levels from 100 PV units for the lowest and 100 PV units for the highest. To purchase 100 PV units, an individual would have to pay approximately $142.00.

      Our standard distributor agreement, policies and procedures, and compensation plan contained in every Garden Starter Kit outline the scope of permissible distributor marketing activities. Our distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing and prudent business policies and procedures. Distributors are independent contractors and are thus prohibited from representing themselves as our agents or employees of Brain Garden. Distributors are obligated to present our products and business opportunity ethically and professionally. Distributors agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a distributor will be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

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

Markets

     We provide functional food products which are natural foods that are eaten to achieve particular effects in the body. The nutritional supplement industry (supplements, herbs, etc. ) has been flat in recent years while
functional foods has experienced growth.   Industry analyst, Promar
International, estimates the size of the functional foods industry at $8 billion dollars, with growth rates over the past several years of well over 20% per year.

     Internet. We launched our e-business system called "GardenFX" in September 2000. GardenFX provides a business building system for our independent distributors which allows them to prospect, sell, train, and manage their sales organizations online. This Internet service provides back office and contact management functions. In addition, each distributor may obtain a personalized on-line store called "BGSuperstore." The BGSuperstore is included in the GardenFX package along with two other web sites. Our distributors may purchase the GardenFX package for $129.95. Our independent distributors may offer Brain Garden products, as well as offer Disney, Dell and Panasonic products on their own web site and receive commissions from these sales.

     We also recently launched our Pulse Party web sites. This is a site that is included in the Brain Garden distributor kit. This web site gives each independent distributor an immediate online presence and personal URL for their business. Features on this web site include company information, flash presentation, online registration of or new distributors, online product ordering, online customer service and a contact me function that allows anyone visiting the site to contact, via email, the distributor directly. Also featured on the Pulse Party site is the BG Backroom. This site is exclusively for Brain Garden distributors and is password protected. In the BG Backroom, distributors have access to up-to-the-minute company news, product tracking, product information, a frequently asked questions page among other things.

     Foreign Markets.  We launched operations in Australia in October 2000.
As of December 31, 2000 we had 3,500 active distributors with five distributors at the Team Captain level and two at the All Star level. In January 2001 our management team toured Japan visiting Osaka, Okayama, Hakata, Soporro and Tokyo. They held meetings with potential independent distributors to establish leaders in each of these cities. In March, the management team returned to Japan to officially start the pre-launch phase of Brain Garden Japan. Once again they toured the country and continued to build strong leadership in numerous cities. Management anticipates that the pre-launch will last anywhere from six to eight months. We believe the pre-launch period will allow Japanese Brain Garden distributors to position themselves and solidify their Brain Garden independent businesses.

Product Development.

     We are committed to expanding our Whole Foods - Whole Learning - Whole Living product lines with products that are easy to use, easy to sell and which are effective. During fiscal year 2000 we did not have costs related to research and development. We anticipate that the launch of our foreign markets will increase the potential for further research and development of our product lines. For example, Jensen's Fine Foods, located in Australia, is developing the process to manufacture a new Pulse bar. In addition, we are negotiating an agreement with an international bank to supply online banking services between Whole Living and our foreign distributors.

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

     Network Marketing Companies. We also compete for distributors with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. The dominant network marketing companies in our existing markets are Amway Corporation and NuSkin International, Inc. We also compete with many smaller network marketing companies who offer personal care products. We compete for new distributors on the strength of our product line, compensation plan and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years.

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

     We use approximately twelve major suppliers and vendors for food ingredients, packaging, and printing. Future 500 Corporation, (the "Future 500") a food processing and packaging company, currently supplies us with approximately 75% of our products. On September 14, 1999 we renegotiated our contract with Future 500 which will require Future 500 to provide us with fresh food products manufactured to our specifications. Our business would be materially adversely affected if we lost Future 500 as a supplier. We recently engaged Jensen's Fine Foods located in Huntingdale, Victoria, Australia, as a supplier of food products in our Australian market.

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

Trademarks, Patents and Intellectual Property

     We have secured trademark protection for Brain Garden . We are in the process of securing trademarks for our Brain Garden logo, Sol Saltz, Earthborn Creations, Daniel's Pulse and several other product names. We consider our trademark protection to be very important to brand name recognition and distributor and consumer loyalty to our business. We intend to register our important trademarks in the United States. In addition, a number of our products utilize proprietary formulations, but we do not own any patents for these products.

Government Regulations

     Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities in the United States, Australia and Japan. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often (i) impose certain cancellation/product return, inventory buy-backs and "cooling-off" rights for consumers and distributors, (ii) require us or our distributors to register with the governmental agency, (iii) impose certain requirements on us, and/or (iv) impose various requirements, such as requiring distributors to have certain levels of retail sales to qualify to receive commissions. The purpose of these laws and regulations is to ensure that distributors are being compensated for sales of products and not for recruitment of new distributors. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in Canada the government does not allow distributors to purchase product for resale in Canada. All products purchased by Canadian consumers must be purchased for personal use only.

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

Employees

     We have fourteen (14) full time employees and five (5) part-time employees. Five of these employees directly support the distributor network. We do not anticipate increasing the number of employees at this time. However, if we experience significant growth, we may be required to hire new employees as necessary. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good and we have not experienced any work stoppages.

ITEM 2.      DESCRIPTION OF PROPERTY

     We lease 8,122 square feet of office space from KL Partners American Fork II, LLC. The office space is located on the top floor of a new two-story building constructed of contemporary stucco and glass and is located in an office park in American Fork, Utah. The term of the lease is for 30 months and expires on July 31, 2002. We pay a minimum monthly fee of $12,317 for such lease. We are currently finalizing our lease agreement for our office space in Australia.


ITEM 3.       LEGAL PROCEEDINGS

     We are not aware that we are a party to any existing or threatened legal or administrative proceedings as of the date of this filing. Whole Living was dismissed from the law suit filed by Sharon Baez on July 26, 1999 in Fourth District Court, Provo Department, State of Utah.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.


                                   PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) Market Information

     Our common stock is listed on the NASD OTC Bulletin Board under the symbol "WLIV." There was no trading activity in our common stock prior to August 5, 1999. The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for the each quarter through December 31, 2000. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We cannot assure that an active public market will develop in our common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

          Year          Quarter Ended          High           Low
          ----          --------------        -----         -------
          1999          September 30          $3.75          $0.38
                        December 31            5.00           2.00

          2000          March 31              $5.00          $2.50
                        June 30                3.75           1.00
                        September 30           3.00           0.75
                        December 31            2.13           0.56

     As of February 1, 2000 we had approximately 189 shareholders of record with 13,379,500 common shares outstanding. As of that date 3,999,000 shares were unrestricted and the remaining 9,380,500 shares were restricted securities as that term is defined by Rule 144.

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

        b) Recent Sales of Unregistered Securities

     The following shares were sold without registration by Whole Living during the fourth quarter 2000 and as of a recent date.

     On August 1, 2000 we issued 35,000 shares to Don Mayer, President of Universal Business Insurance, in consideration for director and officer's liability insurance valued at $23,500. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On November 27, 2000 we issued 500 common shares valued at $500 to Nancy Collins in consideration for a distributor agreement. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On January 8, 2001 our Board authorized the issuance of 250,000 common shares valued at approximately $60,000 to Mutual Ventures Corporation in consideration for investment banking consulting services. The Board also authorized 50,000 common shares to be issued to Daniel W. Jackson in consideration for legal services valued at approximately $12,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     Starting February 15, 2001 our Board authorized the sale of our common shares in a limited offering. During February and March our Board authorized the issuance of an aggregate of $6,677,230 common shares for debt conversions and cash valued at approximately $2,003,169 to eight accredited investors. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering. The aggregate offering was for $5 million in a twelve month period.


ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS

     We have recorded operating losses for the most recent two fiscal years and as of December 31, 2000 we have an accumulated deficit of $3,875,933. Our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. However, we plan to raise capital though public markets and to aggressively market our products.

     We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of such goods. Revenue is net of returns, which have historically been less than 1% of sales. Distributor commissions are paid to several levels of distributors on each product sale. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. (See "Business - Distribution Network," above.) Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average has been approximately 41% of product sales.

Reverse Merger Treatment

     In May of 1999 Whole Living merged with Whole Living, Inc., a Utah corporation, doing business as Brain Garden ("Whole Living Utah"). Whole Living, the Nevada corporation, was the surviving entity following the statutory merger and in conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Whole Living Utah.

      The reverse merger was completed through a tax free stock-for-stock exchange of 6,000,000 shares of the Whole Living's common stock for all the outstanding stock of Whole Living Utah. For accounting purposes, Whole Living was acquired for approximately 4.3 million shares in exchange for $800,000 of its net monetary assets,

$650,000 of which were advances due from Whole Living Utah. The merger provided cash necessary to support the operations of Whole Living Utah prior to the merger and the operations of Whole Living after the merger.

Results of Operations

     The following table summarizes operations during fiscal year 2000 and 1999. The fiscal year ended December 31, 1999 consolidates five months of operations of Whole Living Utah and seven months of the combined entities as Whole Living Nevada.


                                       Year ended December 31,
                                           2000       1999
                                     ------------- ------------
Revenues                             $  5,198,835  $ 3,625,935
Cost of Sales                           3,881,351    2,656,361
                                     ------------- ------------
Gross Profit                            1,317,484      969,574

Selling Expense                           898,143      358,436
Research & Development                          -       17,520
General & Administrative                2,536,985    2,240,313
                                     ------------- ------------
Total Operating Expense                 3,435,128    2,616,269

Operating Income (Loss)                (2,117,644)  (1,646,695)

Total Other Income (Expense)               (4,149)     (52,188)

Net Income (Loss)                    $ (2,121,793) $(1,698,833)
                                     ============= ============
Net Loss per share                   $      (0.18) $     (0.19)


YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenues increased $1,572,900 for the 2000 year from the 1999 year. The increased revenues were a result of the development of our distributor network, particularly the expansion of our distributor network into Australia and New Zealand in the last half of 2000.

     Cost of sales consists primarily of the cost of procuring and packaging products and sales commissions to our independent distributors, the cost of shipping product to distributors in Australia, plus credit card sales processing fees. Cost of sales were 74.7% for 2000 compared to 73.3% for 1999. This minimal increase was primarily the result of the implementation of our company-wide commission plans, which significantly increased our commission payout on sales to new customers in order to increase the size of our overall customer and distributor base. The increase in commissions paid out was offset by the results of better product procurement in 2000.

     Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $539,707 from 1999 to 2000 and were 17.3% of revenues in 2000 compared to 9.9% of revenues in 1999. This increase was primarily the result of recognizing selling and marketing costs associated with expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into certain Asian markets. Some selling and marketing expenses saw a decrease attributable to the implementation of tighter operating budgets during a period of significant sales growth.

     Research and development expenses declined from $17,520 in 1999 to a negligible amount during 2000.

     General and administrative expenses which include general office expenses management and employee salaries, outsourced services, and the support systems for the distributor network increased $296,672 from 1999 to 2000. These expenses increased because of: 1) start up costs involved in establishing distribution in Australia and New Zealand; and, 2) the increase in the number of employees and other resources required to service the growth in company revenues.

     Total operating expenses were 66.1% of sales in 2000. This compares to 72.2% in 1999. The overall dollar increase of $818,859 in 2000 over 1999 is summarized in the above discussions. Primarily, the increase was a result of expenses involved in: 1) increased sales commissions resulting from implementation of our new commission plan; and, 2) expenses related to preparation and the launch of establishing overseas distribution. The decrease in the overall per cent of operating expenses to sales from 1999 to 2000 is attributable to management's implementation of tighter departmental budgets.

     Net losses increased $422,910 from 1999 to 2000 and we recorded a net loss per share of $0.18. Cash to fund operating losses came primarily through loans from related parties. Management expects operating losses to continue into the first quarter of 2001 as we continue to invest in expansion of our overseas distribution.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Whole Living Utah was incorporated on November 25, 1998 and shortly thereafter it acquired the principal business assets of Brain Garden, LLC, a Utah limited liability company. For discussion purposes, 1998 financial information has been aggregated to include the operations of Brain Garden LLC for approximately eleven months and Whole Living Utah's operations from its inception in November to December 31, 1998.

     Revenues increased $1,654,096 for the 1999 year from the 1998 year aggregate revenues of $1,971,839 for Brain Garden and Whole Living Utah. During 1999 we experienced increases each month in net monthly sales, starting with $112,320 for January and growing to $626,712 for December. The increased revenues were a result of the development of our distributor network. Cost of sales were 73.3% of revenues for 1999 compared to 19.9% of revenues for Brain Garden's operations and 40.1% of revenues for Whole Living Utah's operations. The 1999 cost of sales reflects discounts we applied to certain products in order to attract new distributors. The higher cost of sales for Whole Living Utah in 1998 were primarily a result of that company establishing a product line and inventory.

     Selling expenses decreased $236,399 in 1999 from the 1998 aggregate of $594,835 for Brain Garden and Whole Living, Utah. Selling expenses were 9.9% of revenues in 1999 compared to 29.8% of revenues for Brain Garden's operations and 33.6% of revenues for Whole Living Utah's operations in 1998. The 1999 decrease is reflective of management's decision to change the method of accounting for these expenses.

     We spent $17,520 during 1999 on research and development of our product lines, compared to $10,340 spent by Whole Living Utah in 1998 to develop personal care and other products and $330 by Brain Garden in 1998.

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

Liquidity and Capital Resources

     We have funded our cash requirements primarily through sales, loans and private placement of equity securities. For the year ended December 31, 2000, we had no net cash on hand with $600,718 in total current assets compared to $183,069 cash on hand and $587,428 total current assets for the year ended December 31, 1999. Our total current liabilities were $2,075,383 for 2000 compared to total current liabilities of $1,454,755 for the 1999 year. 61.5% of the 2000 total current liabilities relate to notes payable to related parties. We recorded a loss per share of $0.18 for 2000 compared to a loss per share of $0.19 for 1999.

     As of December 31, 2000 our principal commitments consisted of notes payable and office equipment leases. Future minimum capital lease payments totaled $3,446 through the year 2002, future minimum payments on notes payable are $1,274,049 through 2001 and future minimum payment on operating leases is $258,357 through 2002. We are obligated to pay a distributor a bonus of $5,000 a month in consideration for purchase of a distributor position. We also pay $5,000 a month in royalty payments to an individual for developing sales, training and education aids on a case-by-case basis.

     Net cash used for operating activities in 2000 was $1,708,133 compared to $1,435,300 for 1999. Net cash used by investing activities was $363,229 for 2000 compared to $187,881 in 1999. Cash flows provided by financing activities were $1,888,293 for 2000 and came primarily from debt financing, compared to $1,738,045 provided by financing activities in 1999.

     During 2000 we obtained an aggregate of $2,274,049 in loans from related parties and during 1999 related parties loaned us $990,000. (See, Item 12:
Certain Relationships and Related Transactions, below.) During fiscal year 2000 we negotiated settlements of notes payable totaling $2,500,000. Accordingly, in March 2000 we issued 400,000 common shares to PHI Mutual Ventures to convert a note payable of $500,000. In June 2000 we issued an aggregate of 2,000,000 common shares to Capital Communications, Inc. to satisfy $1,000,000 of notes payable.

     In September 2000 we established relationships with three independent distributor groups to promote and distribute our products. We have issued 235,000 common shares to the individual leaders of these independent groups based upon certain performances by these groups.

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

     Management believes that our cash needs for at least the next six months can be met by loans from our directors, officers and shareholders. We have understandings with such individuals that such loans will be repaid once we have sufficient internal cash flows and/or are able to obtain additional funding through private placements of our stock. We also may convert the debt into equity.

     Management anticipates that additional capital will be provided by private placements of our common stock. We expect to issue private placements of stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. In order to facilitate equity transactions, management contemplates a public offering of our common stock registered under the Securities Act of 1933. Management anticipates that the shares will be registered for the benefit of selling stockholders rather than an underwritten offer of common shares to the public. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

     We have entered into agreements with indepdendent distributors and suppliers located in Australia and may establish similar arrangements in other countries. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

ITEM 7.     FINANCIAL STATEMENTS

     Reference is made to the financial statements for the years ended December 31, 2000 and 1999 which are attached to this Form 10-KSB report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     As previously reported, we engaged Chisholm & Associates as our independent auditors on August 4, 2000 and concurrently dismissed Crouch, Bierwolf and Chisholm.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a)     Directors and Officers

     Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.


Directors and Officers

Name                        Age         Position Held
------                     -----        --------------
Ronald K. Williams          39          President and Director
William B. Turnbull         44          Secretary/Treasurer and Director
Richard F. Wogksch          59          Chief Financial Officer and Director

     Ronald K. Williams. President and Director of Whole Living Utah since November of 1998. He served as our CEO from March 1999 to November 2000. Mr. Williams is a network marketing industry veteran, having served from April 1992 to September 1997 as Vice President of Marketing for Neways International of Salem, Utah. Neways International is a privately held network marketing company that sells personal care and nutritional supplements. In September 1997, he left Neways to accept the General Manager and Vice President of Marketing position at Young Living Essential Oils, a company headquartered in Payson, Utah. From September 1997 through November 1998, he served as General Manager and eventually Vice President of Marketing for Young Living Essentials, Payson, Utah. Young Living Essentials is a privately held network marketing company which sells aroma therapy oils and personal care products.

     William B. Turnbull. Secretary and Director of Whole Living Utah since November of 1998. He was appointed as our Treasurer on January 5, 2001. Mr. Turnbull served as President and Chief Executive Officer of Bonneville Foods, Inc. from December 1989 through January 1998. Bonneville Foods, Inc. is a privately held company that develops and operates franchised restaurants. In January 1998, he resigned from Bonneville Foods, Inc. to found Insight, USA which is a direct sales company which specializes in educational software and Internet-based educational programs. He worked for Insight, USA until it was acquired by Whole Living Utah in November 1998. From 1996 through the present, he has served as President for TJ Development, a commercial real estate investment company which he founded in early 1996. He received a Bachelor of Science degree from Brigham Young University, Provo, Utah in 1982.

     Richard F. Wogksch. Chief Financial Officer since November 16, 2000 and appointed as an interim Director on January 5, 2001. He has been employed as Director of Operations for Whole Living since September 2000. He has over 20 years of accounting and management experience. From July 1995 to September 2000 he was the President and Chief Operating Officer of Sureal International (formerly, Legacy Export), a privately held consulting firm doing business in the United States and Russia. Sureal managed the Russian market for Enrich International, a network marking company.

b)     Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Whole Living with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


ITEM 10.     EXECUTIVE COMPENSATION

     None of our named executive officers received cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Williams, our President, who acts in the capacity of chief executive officer received compensation of approximately $34,779 during fiscal year 2000.

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts

     We have adopted a policy of entering into employment agreements with our senior management, and have entered into such agreements with Messrs. Williams and Turnbull. The term of the agreements started on March 15, 1999 and have initial terms of three years, with automatic renewal for one year periods thereafter. Under the agreements each officer is entitled to receive a base salary of $60,000 during the first year of the agreement. Each is entitled to incentive bonuses, vacation time, insurance on an automobile, stock options at the Board's discretion and reimbursement for expenses. We may terminate the employment agreements for cause as that term is defined in the agreements. If we terminate the employment at our discretion, each will receive compensation due him for a period of twelve months. Each has promised not to compete with Whole Living for a period of one year after termination.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our director's and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 13,379,500 shares of common stock outstanding as of February 1, 2001.


                          CERTAIN BENEFICIAL OWNERS


                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock             Percentage of Class
-------------------              -----------------------  -------------------

Mark Comer                               918,920                     6.9%
629 East 730 South, Suite 201
American Fork, Utah 84003

Capital Communications, Inc.           1,300,000                     9.7%
30 Rockefeller Plaza, #2818
New York, New York     10112

Development Specialties, Inc.          1,200,000                     9.0%
870 East 9400 South
Sandy, Utah 84094


                                  MANAGEMENT


                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock             Percentage of Class
-------------------              -----------------------  --------------------

Ronald K. Williams                     1,567,567                    11.7%
629 East 730 South, Suite 201
American Fork, Utah 84003

William B. Turnbull                    1,567,567 (1)                11.7%
629 East 730 South, Suite 201
American Fork, Utah 84003

All executive officers and
  directors as a group                 3,135,134                    23.4%

     (1) Includes 467,567 shares held in a family limited partnership.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

     During fiscal year 2000, Mark Comer, a more than 5% shareholder, loaned us $409,305 with interest at 10.5% and payable on demand.

     On June 21, 2000 we issued 2,000,000 shares of common stock to Capital Communications, Inc., a more than 5% shareholder, to satisfy a $1,100,000 promissory note payable. The remaining $100,000 due on the note payable was consolidated with a new note payable to Capital Communications, totaling $771,630. This note was secured by all the business assets of Whole Living, including inventory, as well as, the 3,135,134 shares pledged as collateral by Messrs. Williams and Turnbull. This note payable was subsequently converted into equity in March 2001.

      On December 10, 1999 we issued 50,000 common shares to Mark Comer, a more than 5% shareholder, to satisfy an advance of $50,000 made to Whole Living Utah in 1998

     During 1999, all of our then executive officers owned interests in Indigo Media, formerly MRB, LLC, which prepared sales aids and product kits for us. Indigo's services include the design and production of printing and packaging, and the production of video and audio tapes. Mr. Burdge owned a 40% interest in Indigo and Messrs. Williams, Turnbull and Vassel each owned 20%. Indigo provides products to Whole Living on 90 day credit at competitive rates.
Whole Living paid Indigo approximately $198,000 for the year ended December 31, 1999 and $134,880 for the year ended December 31, 2000. Messrs. Williams, Turnbull and Vassel divested themselves of their interest in Indigo in early 2000.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

     Exhibit Number    Description
     --------------    -----------

     2.1 Agreement and Plan of Reorganization between Whole Living and Whole Living, dba Brain Garden, dated March 16, 1999 (incorporated by reference to Exhibit 8.1 to Form 10-SB, as amended, filed August 9, 1999)

     3.1 Articles of Incorporation of Whole Living (incorporated by reference to Exhibit 2.1 to Form 10-SB, as amended, filed August 9, 1999)

     3.2 Articles of Merger filed March 19, 1999 (incorporated by reference to Exhibit 2.2 to Form 10-SB, as amended, filed August 9, 1999)

     3.3 Articles of Merger filed May 24, 1999 (incorporated by reference to Form Exhibit 2.3 to 10-SB, as amended, filed August 9, 1999)

     3.4               Bylaws of Whole Living (incorporated by reference to
                       Exhibit 2.4 to Form 10-SB, as amended, filed August 9,
                       1999)

     10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (incorporated by reference to Exhibit 6.1 to Form 10-SB, as amended, filed August 9, 1999)

     10.2 Form of Employment Agreement (incorporated by reference to Exhibit 6.2 to Form 10-SB, as amended, filed August 9, 1999)

     10.3 Private Label Manufacturing Agreement between Whole Living, Inc. and Future 500 Corporation dated, September 14, 1999 (incorporated by reference to
                       Exhibit 6.4 to Form 10-SB, as amended, filed August 9,
                       1999)


(b)     Reports on Form 8/K

     None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WHOLE LIVING, INC.

          3/30/01                   /s/ Ronald K. Williams
Date: _____________           By:________________________________________
                                 Ronald K. Williams, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



          3/30/01                    /s/ William B. Turnbull
Date: ______________           By: _______________________________________
                                   William B. Turnbull, Secretary/Treasurer
                                   and Director



          3/30/01                    /s/ Richard F. Wogksch
Date: ______________           By: _______________________________________
                                   Richard F. Wogksch, Chief Financial
                                   Officer and Director

                              Whole Living, Inc.

                      Consolidated Financial Statements

                          December 31, 2000 and 1999

                               C O N T E N T S


Accountants' Report ........................................................3

Consolidated Balance Sheets ............................................... 4

Consolidated Statements of Operations ..................................... 6

Consolidated Statements of Stockholders' Equity.............................7

Consolidated Statements of Cash Flows ..................................... 8

Notes to the Consolidated Financial Statements ............................ 9

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                                P.O. Box 540216           Office (801)292-8756
                         North Salt Lake, Utah 84054      FAX (801) 292-8809

------------------------------------------------------------------------------




                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying consolidated balance sheets of Whole Living, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Living, Inc. as of December 31, 2000 and 1999 and the consolidated results of its operations and cash flows for the years then in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company's short operating history and operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
February 15, 2001

                              Whole Living, Inc.
                         Consolidated Balance Sheets

                                    ASSETS

                                                          December 31
                                                        2000        1999
                                                 ------------- --------------
CURRENT ASSETS

   Cash                                          $          -  $     183,069
   Accounts receivable                                 13,627          2,548
   Inventory                                          480,618        355,082
   Prepaid expenses                                   106,473         46,729
                                                 ------------- --------------

     Total Current Assets                             600,718        587,428
                                                 ------------- --------------

PROPERTY & EQUIPMENT, Net                             472,528        295,485
                                                 ------------- --------------
OTHER ASSETS

    Goodwill                                           25,976         34,636
    Distributor Lists                                  64,600              -
    Deposits                                           18,906         11,506
                                                 ------------- --------------

    Total Other Assets                                109,482         46,142
                                                 ------------- --------------

     TOTAL ASSETS                                $  1,182,728  $     929,055
                                                 ============= ==============








  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                         Consolidated Balance Sheets
                                  continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31
                                                        2000        1999
                                                 ------------- --------------
CURRENT LIABILITIES

   Bank Overdraft                                $    121,073  $           -
   Accounts payable                                   432,683        328,478
   Accrued expenses                                   244,452        241,556
   Current portion of long-term liabilities         1,277,175        884,721
                                                 ------------- --------------

     Total Current Liabilities                      2,075,383      1,454,755
                                                 ------------- --------------

LONG TERM LIABILITIES

   Notes payable-related party                      1,274,049        840,000
   Notes payable                                            -         41,298
   Capital lease obligations                            3,446          7,905
   Less current portion                            (1,277,175)      (884,721)
                                                 ------------- --------------

     Total long term Liabilities                          320          4,482
                                                 ------------- --------------

     TOTAL LIABILITIES                              2,075,703      1,459,237

                                                 ------------- --------------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     $.001 par value, issued 13,379,500 and
     11,109,000 shares, respectively, and
     outstanding 13,379,500 and 10,709,000,
     respectively                                      13,380         10,709
   Additional paid in capital                       2,969,578      1,213,249
   Retained earnings                               (3,875,933)    (1,754,140)
                                                 ------------- --------------

     Total Stockholders' Equity                      (892,975)      (530,182)
                                                 ------------- --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,182,728  $     929,055
                                                 ============= ==============



  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                    Consolidated Statements of Operations




                                                           For the
                                                         Year Ended
                                                         December 31,
                                                     2000            1999
                                                 ------------- --------------

REVENUES                                         $  5,198,835  $   3,625,935

COST OF SALES                                       3,881,351      2,656,361
                                                 ------------- --------------

GROSS PROFIT                                        1,317,484        969,574
                                                 ------------- --------------

SELLING EXPENSES                                      898,143        358,436

RESEARCH & DEVELOPMENT                                      -         17,520

GENERAL & ADMINISTRATIVE EXPENSES                   2,536,985      2,240,313
                                                 ------------- --------------

TOTAL OPERATING EXPENSES                            3,435,128      2,616,269
                                                 ------------- --------------

OPERATING INCOME/(LOSS)                            (2,117,644)    (1,646,695)
                                                 ------------- --------------

OTHER INCOME AND (EXPENSES)

   Interest expense                                   (13,015)       (52,649)
   Interest income                                      8,866          6,551
   Loss on sale of asset                                    -         (6,090)
                                                 ------------- --------------

     Total Other Income and (Expenses)                 (4,149)       (52,188)
                                                 ------------- --------------

INCOME/(LOSS) BEFORE INCOME TAXES                  (2,121,793)    (1,698,883)

PROVISION FOR INCOME TAXES                                  -              -
                                                 ------------- --------------

NET INCOME/(LOSS)                                $ (2,121,793) $  (1,698,883)
                                                 ============= ==============

NET LOSS PER SHARE                               $      (0.18) $       (0.19)
                                                 ============= ==============

WEIGHTED AVERAGE OUTSTANDING SHARES                12,101,958      8,793,613
                                                 ============= ==============









  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                Consolidated Statement of Stockholders' Equity
               For the years ended December 31, 2000 and 1999


                                                      Additional  Retained
                                    Common Stock      Paid in     Earnings
                                Shares        Amount  Capital    (Deficit)
                             ------------- ---------- ----------- ------------
Balance on December 31, 1998    6,000,000      6,000     195,000     (55,257)

Adjustment for reverse
 acquisition and
 reorganization                 4,299,000      4,299     795,701           -

July 1999 - shares issued for
 conversion of notes payable      400,000        400     207,558           -

September 1999- shares issued
 for Insurance policy              10,000         10      14,990           -

Net (Loss) for the year
 ended December 31, 1999                -          -           -   (1,698,883)
                             ------------- ---------- ----------- ------------

Balance on December 31, 1999   10,709,000     10,709   1,213,249   (1,754,140)

March 2000 - shares issued
 for conversion of notes
 payable                          400,000        400     499,600            -

June 2000 - shares issued for
 conversion of notes payable    2,000,000      2,000     998,000            -

August 2000 - shares issued
 for Insurance policy              35,000         35      23,465            -

September 2000 - shares
 issued for  distributor
 agreements                       235,000        235     234,765            -

November 2000 - shares
 issued on stock incentive
 program                              500          1         499            -

Net (Loss) for the year
 ended December 31, 2000                -          -           -   (2,121,793)
                             ------------- ---------- ----------- ------------

Balance on December 31, 2000   13,379,500  $  13,380   2,969,578  $(3,875,933)
                             ============= ========== =========== ============






  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                     Consolidated Statements of Cash Flow

                                                      For the      For the
                                                     Year Ended   Year Ended
                                                     December 31  December 31
                                                        2000         1999
                                                   ------------- -------------
Cash Flows From Operating Activities
Net income (loss)                                  $ (2,121,793) $ (1,698,883)
Non-cash items:
   Depreciation & amortization                          122,845        66,565
   Stock issued for services                            235,500             -
   Stock issued for insurance                            23,500        15,000
   Stock issued for interest                                  -         7,958
   Loss on sale of assets                                     -         6,090
(Increase)/decrease in current assets:
   Accounts receivable                                  (11,079)       (1,504)
   Inventory                                           (125,536)     (261,087)
   Prepaid expenses                                     (59,744)      (46,729)
Increase/(decrease) in current liabilities:
   Bank Overdraft                                       121,073             -
   Accounts payable                                     104,205       291,688
   Accrued expenses                                       2,896       185,602
                                                   ------------- -------------
    Net Cash Provided(Used) by Operating Activities  (1,708,133)   (1,435,300)
                                                   ------------- -------------

Cash Flows from Investing Activities
  Cash paid for Property and Equipment                 (290,729)     (176,375)
  Cash paid for Distributor Lists                       (65,100)            -
  Cash paid for Deposits                                 (7,400)      (11,506)
                                                   ------------- -------------
   Net Cash Provided(Used) by Investing Activities     (363,229)     (187,881)
                                                   ------------- -------------

Cash Flows from Financing Activities
  Cash received from WLN pursuant to the acquisition          -       800,000
  Cash received from debt financing                   1,934,049       990,000
  Principal payments on long-term debt                  (45,756)      (51,955)
                                                   ------------- -------------
   Net Cash Provided(Used) by Financing Activities    1,888,293     1,738,045
                                                   ------------- -------------

    Increase/(decrease) in Cash                        (183,069)      114,864

Cash and Cash Equivalents at Beginning of Period        183,069        68,205
                                                   ------------- -------------

Cash and Cash Equivalents at End of Period         $          -  $    183,069
                                                   ============= =============

Supplemental Cash Flow Information:
  Cash paid for interest                           $        567  $      9,799
  Cash paid for income taxes                       $          -  $          -
Non-cash financing transaction:
 Stock issued for services                         $    235,500  $          -
 Stock issued for insurance policy                 $     23,500  $     15,000
 Stock issued for conversion of notes payable      $  1,500,000  $    207,958




  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

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

                                     Income(loss)   Shares        Per-Share
                                     (Numerator)    (Denominator) Amount
                                     -------------- ------------- -----------
For the year ended December 31, 2000:
   Income (loss) from operations     $  (2,117,644)
                                     --------------
   Basic EPS
   Income (loss) to common
    stockholders                     $  (2,121,793)   12,101,958  $     (.18)
                                     ============== ============= ============
For the year ended December 31, 1999:
   Income (loss) from operations     $  (1,646,695)
                                     --------------
   Basic EPS
   Income (loss) to common
    stockholders                     $  (1,698,883)    8,793,613  $     (.19)
                                     ============== ============= ============

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 1 - Summary of Significant Accounting Policies (Continued)

      c.   Earnings (Loss) Per Share (continued)

           There are no reconciling items to net income for the computation of earnings per share. At December 31, 1999, the 400,000 shares held in escrow as collateral on a note payable were not included in computing diluted earnings per share because their effects were anti-dilutive.

      d.   Provision for Income Taxes

           No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $3,875,000 that will be offset against future taxable income. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

            Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:

                                                 December 31,
                                            2000            1999
                                         ------------- -------------
Deferred tax asset:
   NOL carryforward                      $  1,317,000  $    596,000
Valuation allowance                        (1,317,000)     (596,000)
                                         ------------- -------------
Total                                    $          -  $          -
                                         ============= =============

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

            The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31,2000 and 1999 is $113,686 and $57,906, respectively.

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 1 - Summary of Significant Accounting Policies (Continued)

      f.   Property and Equipment (continued)

           In accordance with Financial Accounting Standards Board Statement No.121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2000, no impairments were recognized.

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

      i.   Goodwill

           The Company recorded goodwill in the acquisition of the assets of Brain Garden, LLC. Various intangible assets such as distributor down lines, customer lists and product name identification are included in Goodwill. Valuation of these intangibles separately was not identified, yet the excess of payment over the net assets received provides for the recording of these intangibles as Goodwill. Goodwill is being amortized over 5 years on a straight-line method. Amortization expense for the years ended December 31, 2000 and 1999 was $9,159 and $8,659, respectively.

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

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

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

NOTE 2 - Property & Equipment

         Property and equipment consists of the following at December 31, 2000 and 1999:

                                                       December 31,
                                                     2000        1999
                                                ------------- -------------
            Office equipment & furnishings      $     94,187  $     49,782
            Office furniture & fixtures               61,111        57,536
            Software                                 472,140       232,333
            Leased equipment                          15,014        15,014
                                                ------------- -------------
                                                     642,452       354,665
            Less:
              Accumulated depreciation              (163,674)      (55,930)
              Accumulated depreciation -
               leased equipment                       (6,250)       (3,250)
                                                ------------- -------------

            Total Property & Equipment          $    472,528  $    295,485
                                                ============= =============

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 3 - Long-Term Liabilities

         Long Term Liabilities are detailed in the following schedules as of December 31, 2000 and 1999:

     Notes payable - related party is detailed as follows:

                                                            December 31
                                                         2000        1999
                                                     ------------ ------------
     Note payable to a shareholder of the Company,
     bearing interest at 14%, due upon demand and
     unsecured                                       $   771,630  $        -

     Note payable to a shareholder of the Company,
     bearing interest at 10.5%, due upon demand
     and unsecured                                       409,305           -

     Note payable to a corporation under common
     ownership, non-interest bearing, due upon
     demand and unsecured                                 93,114           -

     Note payable to a shareholder of the Company,
     bearing interest at 10%, due June 2000 and
     secured by 400,000 shares of common stock                 -      500,000

     Note payable to a shareholder of the Company,
     bears interest at 9%, due May 1, 2000 and
     unsecured                                                 -      340,000
                                                     ------------ ------------
     Total notes payable - related party               1,274,049      840,000
                                                     ============ ============

     Notes Payable are detailed as follows:

     Note payable to an individual, non-interest
     bearing, due within one year                              -       10,031

     Note payable to a corporation, non-interest
     bearing, due within 60 days of delivery of
     software, unsecured                                       -       31,267
                                                     ------------ ------------

     Total Notes Payable                             $         -  $    41,298
                                                     ============ ===========

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999



NOTE 3 - Long-Term Liabilities (continued)

         Capital lease obligations are detailed in the following schedule as of December 31, 2000 and 1999:
                                                           December 31
                                                        2000         1999
                                                     ------------ ------------
     Capital lease obligation to a corporation
     for computer equipment, lease payments due
     monthly of $435 through February 2000,
     bears interest at 18%, secured by computer
     equipment.                                      $         -  $       808

     Capital lease obligation to a corporation
     for computer equipment, lease payments
     due monthly of $304 through April 2002,
     bears interest at 18%, secured by equipment.          3,446        7,097
                                                     ------------ ------------

     Total Lease Obligations                               3,446        7,905
                                                     ------------ ------------

     Total long term liabilities                       1,277,495      889,203
                                                     ============ ============

     Less current portion of:
       Notes payable - related party                   1,274,049      840,000
       Notes payable                                           -       41,298
       Capital lease obligations                           3,126        3,423
                                                     ------------ ------------
     Total current portion                             1,277,175      884,721
                                                     ------------ ------------

     Net Long Term Liabilities                       $       320  $     4,482
                                                     ============ ============


     Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2000:

          2001                                                    $ 1,274,049
                                                                  ------------

     Total notes payable and notes payable-related party          $ 1,274,049
                                                                  ============

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 3 - Long-Term Liabilities (continued)

         Future minimum lease payments are as follows at December 31, 2000:

          2001                                                          3,648
          2002                                                            521
                                                                  ------------
                                                                        4,169
          Less portion representing interest                             (723)
                                                                  ------------
          Total                                                   $     3,446
                                                                  ============

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

     Future minimum payments on operating leases are as follows:

          2001                $     166,872
          2002                       91,485
                              --------------
          Total               $     258,357
                              ==============

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 4 - Commitments and Contingencies (continued)

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

NOTE 5 - Going Concern

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds through public markets and market it's products aggressively.

NOTE 6 - Related Party Transactions

             All officers of the Company own an interest in MRB, LLC, a company which prepares the sales aids and product kits for the Company. $198,000 was paid to MRB for the year ended December 31, 1999.

            In May 1999, PHI Mutual Ventures, a shareholder of the Company loaned $340,000 to the Company. The loan bears interest at 9% and is due May 1, 2000. This note was converted to equity in 2000.

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 6 - Related Party Transactions (continued)

            During June 1999, PHI Mutual Ventures, a shareholder of the Company loaned $500,000 to the Company. The loan bears interest at 10% and is due June 2000. This note was converted to equity in 2000.

            In September 1999, PHI Mutual Ventures, a shareholder of the Company loaned $150,000 to the Company. Also in September 1999, PHI Mutual Ventures assumed a $50,000 note originally made in 1998 by another shareholder of the Company. These loans were shortly thereafter converted into 400,000 shares of the Company's common stock.

            During the year ended December 31, 2000, Capital Communications, a shareholder of the Company loaned $1,771,630 to the Company. The loan bears interest at 14.5% and is due upon demand. However, in June 2000, $1,000,000 of this loan was converted to 2,000,000 shares of common stock. The balance due at December 31, 2000 is $771,428.

            During the year ended December 31, 2000, Mark Comer, a shareholder of the Company loaned $409,305 to the Company. The loan bears interest at 10.5% and is due upon demand. The balance due at December 31, 2000 is $409,305.

            During the year ended December 31, 2000, Tapdog.com, a corporation under common ownership, loaned $93,114 to the Company. The loan in non-interest bearing and is due upon demand. The balance due at December 31, 2000 is $93,114.

NOTE 7 - Principles of Consolidation

            The December 31, 1999 financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiary Whole Living, Inc.
(Utah). All intercompany transactions and balances have been eliminated in the consolidation.

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


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

NOTE 10 - Stockholders' Equity Transactions

            In May 1999, the Company issued 6,000,000 shares of its common stock in the reverse acquisition (See Note 8).

            In July 1999, the Company issued 400,000 shares of its common stock at $.52 per share in conversion of notes payable.

            In July 1999, 400,000 shares of common stock were issued to PHI Mutual Ventures as collateral on the $500,000 note payable. The shares were being held in escrow and were therefore issued but not outstanding at December 31, 1999. However, the shares were issued in March 2000 for conversion of notes payable at $1.25 per share.

            In September 1999, the Company issued 10,000 shares of its common stock at $1.50 per share for an insurance policy.

            In June 2000, the Company issued 2,000,000 shares of its common stock at $.50 per share for conversion of notes payable of $1,000,000.

            In August 2000, the Company issued 35,000 shares of its common stock at $.67 per share for an insurance policy.

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 10 - Stockholders' Equity Transactions (continued)

            In September 2000, 235,000 shares of common stock were issued to Daniel W. Jackson, Esq. to be issued to distributors as certain performance benchmarks are achieved. The shares were released and the Company recorded expense of $235,000 based on the market price of the stock at the time of the agreement.

            In November 2000, the Company issued 500 shares of its common stock at $1.00 per share on a distributor agreement.