Form 10QSB
period 2001-03-31
WHOLE LIVING INC
filed 2001-05-11
CIK 1091983

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

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

     As of April 27, 2001, the Registrant had a total of 20,357,230 shares of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three months ended March 31, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.














                              Whole Living, Inc.

                             Financial Statements

                                March 31, 2001

                              Whole Living, Inc.
                                Balance Sheets

                                    ASSETS

                                                    March 31     December 31
                                                      2001           2000
                                                  ------------- -------------
CURRENT ASSETS

   Cash                                           $          -  $          -
   Accounts receivable                                 131,590        13,627
   Inventory                                           513,100       480,618
   Prepaid expenses                                     29,368       106,476
                                                  ------------- -------------

     Total Current Assets                              674,058       600,718
                                                  ------------- -------------

PROPERTY & EQUIPMENT, Net                              461,608       472,528
                                                  ------------- -------------
OTHER ASSETS

    Goodwill, Net                                       24,928        25,976
    Distributor Lists, Net                              61,345        64,600
    Deposits                                            18,906        18,906
                                                  ------------- -------------

    Total Other Assets                                 105,179       109,482
                                                  ------------- -------------

    TOTAL ASSETS                                  $  1,240,845  $  1,182,728
                                                  ============= =============

                              Whole Living, Inc.
                           Balance Sheet continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31    December 31
                                                       2001         2000
                                                  ------------- -------------
CURRENT LIABILITIES

   Bank overdraft                                 $     25,103  $    121,073
   Accounts payable                                    341,997       432,683
   Accrued expenses                                    203,053       244,452
   Current portion of long-term liabilities            282,689     1,277,175
                                                  ------------- -------------

     Total Current Liabilities                         852,842     2,075,383
                                                  ------------- -------------

LONG TERM LIABILITIES

   Notes payable-related party                         279,851     1,274,049
   Notes payable                                             -             -
   Capital lease obligations                             2,838         3,446
   Less current portion                               (282,689)   (1,277,175)
                                                  ------------- -------------

     Total long term Liabilities                             -           320
                                                  ------------- -------------

     TOTAL LIABILITIES                                 852,842     2,075,703
                                                  ------------- -------------


STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    $.001 par value, issued and outstanding
    20,356,730 and 13,379,500 shares, respectively      20,357        13,380
   Additional paid in capital                        5,037,770     2,969,578
   Retained earnings                                (4,670,124)   (3,875,933)
                                                  ------------- -------------

     Total Stockholders' Equity                        388,003      (892,975)
                                                  ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,240,845  $  1,182,728
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                           Statements of Operations



                                                  For the three For the three
                                                  months ended   months ended
                                                    March 31       March 31
                                                      2001           2000
                                                  ------------- -------------
SALES                                             $  1,302,943  $    960,479

COST OF GOODS SOLD                                   1,071,513       606,668
                                                  ------------- -------------

GROSS PROFIT                                           231,430       353,811
                                                  ------------- -------------
OPERATING EXPENSES
   General And Administrative Expenses                 783,924       422,301
   Selling Expenses                                    241,340       219,398
                                                  ------------- -------------

TOTAL OPERATING EXPENSES                             1,025,264       641,699
                                                  ------------- -------------

OPERATING INCOME (LOSS)                               (793,834)     (287,888)
                                                  ------------- -------------
OTHER INCOME AND (EXPENSES)
   Interest Expense                                     (1,853)      (45,887)
   Other Income                                          1,496         3,468
                                                  ------------- -------------
     Total Other Income and (Expenses)                   ( 357)      (42,419)
                                                  ------------- -------------

NET INCOME (LOSS)                                 $   (794,191) $   (330,307)
                                                  ============= =============

NET INCOME (LOSS) PER SHARE                       $       (.05) $       (.03)
                                                  ============= =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            17,018,115    10,709,000
                                                  ============= =============



  The accompanying notes are an integral part of these financial statements.

                              Whole Living, Inc.
                           Statements of Cash Flows

                                                 For the three  For the three
                                                  months ended  months ended
                                                    March 31      March 31
                                                     2001          2000
                                                  ------------- -------------
Cash Flows From Operating Activities

Net income (loss)                                 $   (794,191) $   (330,307)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                          43,703        17,581
   Stock Issued for Services                            72,000             -
   Bad Debt                                                  -             -
 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                (117,963)       (4,601)
   Inventory                                           (32,482)     (100,578)
   Prepaid expenses                                     77,108        23,008
   Increase/(decrease) in:
   Accounts Payable                                   (186,656)     (144,592)
   Accrued Expenses                                    (41,399)        4,184
                                                  ------------- -------------

     Net Cash Used in Operating Activities            (979,880)     (535,305)
                                                  ------------- -------------

Cash Flows from Investing Activities
   Purchase of Property and Equipment                  (31,735)      (35,432)
                                                  ------------- -------------

     Net Cash Used in Investing Activities             (31,735)      (35,432)
                                                  ------------- -------------

Cash Flows from Financing Activities
   Proceeds from debt financing                      1,012,223       656,890
   Principal payments on long term debt                   (608)      (36,857)
                                                  ------------- -------------

      Net Cash Provided by Financing Activities      1,011,615       620,033
                                                  ------------- -------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                            -        49,296
                                                  ------------- -------------
Cash and Cash Equivalents
  Beginning                                                  -       183,069
                                                  ------------- -------------

  Ending                                          $          -  $    232,365
                                                  ============= =============

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                      $      1,853  $      1,887
                                                  ============= =============
  Cash payments for income taxes                  $          -  $          -
                                                  ============= =============

Supplemental Schedule of Noncash Investing and Financing Activities

 Common shares issued for services                $     72,000  $          -
                                                  ============= =============


The accompanying notes are an integral part of these financial statements

                              Whole Living, Inc.
                                March 31, 2001

NOTES TO FINANCIAL STATEMENTS

     Whole Living, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

COMMON STOCK ISSUED FOR DEBT CONVERSION

     During February 2001, the Company issued 6,677,230 shares to related parties for debt conversion of $1,981,713 of principle and $21,456 of accrued interest.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Whole Living, doing business as Brain Garden , is a total lifestyle company focused on improving mental and physical performance. We employ a network marketing system to sell our products to customers and independent distributors, and we rely on our distributors to sponsor new distributors. We have recorded operating losses for the most recent two fiscal years and our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. However, we plan to raise capital though public markets and to aggressively market our products.

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

Results of Operations

      The following table summarizes our operations for the three periods ended March 31, 2001 and 2000.


                                                  Three Month Period Ended
                                               March 31, 2001 | March 31, 2000
            ------------------------------------------------------------------
             Sales                             $  1,302,943   | $    960,479
             Cost of goods sold                   1,071,513   |      606,668
                                               ------------   | ------------
             Gross profit                           231,430   |      353,811
            ------------------------------------------------------------------

            ------------------------------------------------------------------
             General & administrative expenses $   783,924    |  $   422,301
             Selling expenses                      241,340    |      219,398
               Total operating expense           1,025,264    |      641,699
            ------------------------------------------------------------------
             Operating loss                       (793,834)   |     (287,888)
            ------------------------------------------------------------------
             Total other income (expense)             (357)   |      (42,419)
            ------------------------------------------------------------------
             Net loss                          $  (794,191)   |  $  (330,307)
            ------------------------------------------------------------------


      Sales increased $342,464 for the first quarter of 2001 compared to the same quarter for the prior year. The increased revenues were a result of the development of our distributor network, particularly the expansion of our distributor network into Australia and New Zealand in the last half of the 2000 fiscal year.

      Cost of sales consists primarily of the cost of procuring and packaging products and sales commissions to our independent distributors, the cost of shipping product to distributors in Australia, plus credit card sales processing fees. Cost of sales were 82.2% of sales for the first quarter of 2001 compared to 63.2% for the same period in 2000. This increase was primarily the result of the implementation of the company-wide "Retail Bonus Pool" commission plan, which significantly increased our commission payout on sales to new customers in order to increase the size of our overall customer and distributor base. Accordingly, our gross profit decreased $122,381 in the first quarter of 2001 compared to the first quarter of 2000.

      General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $361,623 for the first quarter of 2001 compared to the first quarter of 2000. These expenses increased because of: 1) start up costs involved in establishing distribution in Australia and New Zealand; and, 2) the increase in the number of employees and other resources required to service the growth in company revenues.

      Selling expenses, which includes marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $21,942 during the first quarter of 2001 compared to the same period of 2000. This increase was primarily attributable to consulting fees and other expenses for domestic and foreign market growth during the 2001 first quarter. Selling expenses for the 2001 first quarter were 18.5% of sales compared to 22.8% for the first quarter of 2000.

      Total operating expenses were 78.7% of sales in the first quarter of 2001, compared to 66.8% in the first quarter of 2000. The increase in total operating expenses during this period is summarized in the discussion of its component parts above. Primarily, the increase was a result of expenses involved in: 1) increased sales commissions resulting from implementation of the company's Retail Bonus Plan; and 2) expenses of establishing, and preparing to establish, overseas distribution.

      Net loss increased $463,844 during the first quarter of 2001 compared to the same period in 2000. We recorded a loss per share of $0.05 for 2001 first quarter compared to a loss per share of $0.03 for the 2000 quarter. Cash to fund operating losses came primarily from loans. Management expects operating losses to continue in the next quarter as the company continues to invest in expansion of its overseas distribution.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through sales, loans and private placement of equity securities. For the quarter ended March 31, 2001, we had no net cash on hand with $674,058 in total current assets compared to no cash on hand and $600,718 total current assets for the year ended December
31, 2000.   Our total current liabilities were $852,842 for 2001 first quarter compared to total current liabilities of $2,075,383 for the 2000 year.

      As of December 31, 2000 our principal commitments consisted of notes payable and office equipment leases. Future minimum capital lease payments totaled $3,446 through the year 2002, future minimum payments on notes payable were $1,274,049 through 2001 and future minimum payment on operating leases was $258,357 through 2002. We are obligated to pay a distributor a bonus of $5,000 a month in consideration for purchase of a distributor position. We also pay $5,000 a month in royalty payments to an individual for developing sales, training and education aids on a case-by-case basis.

      Net cash used for operating activities was $979,880 for the 2001 quarter compared to $ 535,305 in the 2000 quarter. Net cash used by investing activities was $31,735 for the 2001 quarter compared to $35,432 for the 2000 quarter. Cash flows provided by financing activities were $1,011,615 for the 2001 quarter compared to $620,033 for the 2000 quarter.

      During the 2001 quarter we sold an aggregate of 6,677,230 common shares for conversion of debt totaling $2,003,169 and we issued 300,000 common shares in consideration for services valued at $72,000. During 2000 we received an aggregate of $2,274,049 in loans from related parties and later negotiated settlements of notes payable totaling $2,500,000. The settlement of notes payable included 400,000 common shares we issued to PHI Mutual Ventures to convert a note payable of $500,000 in March 2000. In June 2000 we issued an aggregate of 2,000,000 common shares to Capital Communications, Inc. to satisfy $1,000,000 of notes payable.

Factors affecting future performance

      Since our inception, internal cash flows, alone, have not been sufficient to maintain our operations. Our future internal cash flows will be dependent on a number of factors, including:

      .      Our ability to encourage our distributors to sponsor new
             distributors and increase their own personal sales;
      .      Our ability to promote our product lines with our distributors;
      .      Our ability to develop successful new product lines;
      .      Effects of regulatory changes, if any; and
      .      Our ability to remain competitive in our markets.

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

      If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing from third parties. We have not investigated the availability, source and terms for external financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      We have entered into agreements with independent distributors and suppliers located in Australia and may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

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


                         PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

      The following describes the securities we sold without registration during our first quarter.

      On January 8, 2001 we issued 250,000 common shares valued at approximately $60,000 to Mutual Ventures Corporation in consideration for investment banking consulting services. On that same date we issued 50,000 common shares to Daniel W. Jackson in consideration for legal services valued at approximately $12,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      Starting February 15, 2001 our Board authorized the sale of our common shares in a limited offering. During February and March our Board authorized the issuance of an aggregate of 6,677,230 common shares to eight accredited investors for conversion of debt and cash valued at approximately $2,003,169. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering. The aggregate offering was for $5 million in a twelve month period.

ITEM 5.  OTHER INFORMATION

      In April 2001, William B. Turnbull, our Secretary and Director, resigned from the office of Secretary. Our Board appointed Richard F. Wogksch to the Secretary position and he now serves as Secretary/Treasurer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit
Number   Description
-------  -----------

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



WHOLE LIVING, INC.



Date   5/11/01                     By:    /s/ Ronald K. Williams
       -----------------------         ---------------------------
                                              Ronald K. Williams
                                              President and Director



Date   5/10/01                     By:   /s/ Richard F. Wogksch
       -----------------------         ----------------------------
                                             Richard F. Wogksch,
                                             Chief Financial Officer and
                                             Director