Form 10KSB/A
period 2000-12-31
WHOLE LIVING INC
filed 2001-07-02
CIK 1091983

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

                       Commission file number: 0-26973

                              Whole Living, Inc.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada                                       87-0621709
______________________________              ________________________________
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

629 East 730 South, Suite 201, American Fork, Utah          84003
__________________________________________________          _____
(Address of principal executive offices)(Zip code)

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

                                    PART I
Item 1. Description of business..............................................2
Item 2. Description of property.............................................11
Item 3. Legal proceedings...................................................11
Item 4. Submission of matters to a vote of security holders.................11

                                   PART II

Item 5. Market for common equity and related stockholder matters............11
Item 6. Management's discussion and analysis................................12
Item 7. Financial statements................................................16
Item 8. Changes in and disagreements with accountants on accounting and financial disclosure...............................................16

                                   PART III

Item 9. Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act..................16
Item 10.Executive compensation..............................................17
Item 11.Security ownership of certain beneficial owners and management......18
Item 12.Certain relationships and related transactions......................19
Item 13.Exhibits and reports on Form 8-K....................................19

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

Our Business

      Whole Living, doing business as Brain Garden(TM), is a total lifestyle company focused on improving mental and physical performance through a Whole Foods - Whole Learning - Whole Living philosophy. Our message is a blend of cutting-edge research and ancient wisdom and methods. By ancient wisdom, we refer to certain dietary practices and specific whole-food combinations that have been viewed for centuries as promoting health. These include:
      i. Jewish practice for nearly 4,000 years (Amos 9:14; Daniel 1:11-20), their tradition and scriptures which state that eating certain foods, including "pulse," results in greater health and mental acuity; and
      ii. Historic Christian practices, traditions and scriptures (1 Cor. 3:2; 1 Tim. 4:3; Heb. 5:12; D&C 89) which state that eating certain foods and not others is healthier for the body.

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

      Unigen Plan. We rely on network marketing for the distribution of our products. Our revenue depends directly upon the sales efforts of our distributors. We distribute our products exclusively through independent distributors who have contracted directly with us. Anyone can purchase products from us for personal use or resell, but he or she does not have the potential to earn commissions. Only those individuals who sign up as a distributor can sponsor other distributors and earn commissions from the resale of our products. Management believes that one of our key competitive advantages is our "Unigen" distributor compensation plan (the "Unigen Plan").

      Network marketing companies and their marketing plans have been around for over 50 years. Many of the founding companies in this industry such as Amway, Mary Kay, and Shaklee, have not made significant changes to their marketing plans for decades. During the 1970's, 1980's and into the 1990's, new companies in the industry such as Nuskin Enterprises, Neways, Natures Sunshine Products, Melaleuca, and many others have taken aspects of these original marketing plans and added various twists and/or changes in order to make their compensation plans more rewarding for distributors.

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

      For example, to obtain the status of Captain, a distributor needs at least three "active" legs which is defined as a leg that has at least the minimum monthly purchasing volume. As a distributor adds new "active" legs and builds depth, his or her status moves from Captain to Team Leader, All Star, etc. At each new level, the generational compensation percentages and amount of compensation increases. Therefore, an established distributor may receive a percentage of sales generated by an ever growing number of new distributors that are brought into the program in his or her down line. In our system, these levels can extend downward in many different directions as new distributors build their own legs or "generations." At a predetermined point, the founding distributor can be blocked from receiving new compensation directly from a portion of a successful, active leg. While the original distributor will continue to receive a percentage of the sales generated by other down line distributors, he or she will stop receiving compensation from distributors below this predetermined cut-off generation of a successful leg. Because this block can only occur after several generations, we have classified our program as a "deep generational pay program."

      A distributor must establish personal volume ("PV"), and active legs to create group volume. If one person in a leg sales the defined minimum monthly
volume or PV, that leg becomes "active."   To obtain the rank of Captain, a
distributor must have of at least 100 or 150 PV, depending on certain programs which are available, have three active legs with each generating at least 600
in group volume and have a total group volume of 3,000.   A Team Capatian
requires 100 or 150 PV, three active legs each generating at least 3,000 in group volume, and a total group volume of 12,000. An All Star must have the 100 or150 PV, three active legs with 12,000 group volume per leg and a total group volume of 40,000. A distributor's rank may vary from month to month based upon the increase and decrease in his or her monthly volume.

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

      By combining the unilevel approach with this deep generational pay program, we believe our Unigen Plan takes the best aspects of each approach and combines them into a new, more competitive distributor compensation plan. Several companies have developed and implemented plans similar to ours, such as Young Living Essential Oils, New Vision and LifeForce International. We believe that our approach, while similar to these approaches, improves on their models and represents a competitive advantage for our distributors. It is designed to offer a simple method for a distributor to earn compensation from development of his or her business. As the distributor is rewarded financially, he or she is motivated to continue developing an organization and, as a result, we continue to grow.

      For management purposes such as product purchasing, sales estimating, forecasting, and incentive planning, we use a second distributor definition known as currently "active distributors" which includes those distributors who, by their recent level of activity, are most likely to purchase products and sell our products in the near future. We use the last six months as the critical time frame within which we classify any distributor who has purchased any products from us as "active." As of December 31, 2000 approximately 14,444 of our distributors fall in this category, with five (5) distributorships at the Team Captain level and two (2) at the All-Star executive distributor levels, which are our two highest executive distributor levels. These distributorships have extensive downline networks and account for the majority of our revenue.

      At the present time, it is not possible to quantify the amount of revenue provided by each type or classification of distributorship. At this time we do not have the ability to generate that type of report. Because our program is based on monthly sales volume, the amount of revenue generated by an individual distributor and his down line will vary from month to month based on the fluctuating activity of the levels below that distributor.

      Examples of revenues generated by three "Team Captain" level distributors for the month of August 2000 are:

      Distributor               Sales Volume               Commission
      -----------               ------------               ----------
      #1                        $  38,114                  $   2,179
      #2                        $  44,962                  $   1,865
      #3                        $ 155,623                  $   2,822

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

      We promote sponsoring by using a "three-thirty-three" program which encourages distributors to sponsor at least three new distributors within thirty days and duplicates that level of sponsorship for three months. We believe that most of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products. Generally, distributors invite friends, family members, and acquaintances to sales meetings, which we call Garden Parties or "party plans." Our products are represented and the Unigen Plan is explained at the Garden Parties. People are often attracted to become distributors after using our products and becoming regular retail consumers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices for resale to consumers at party plans or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

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

      Compensation. Each product carries a specified number of bonus volume points. Commissions are based on a distributor's personal and group bonus
volume.   A distributor receives commissions based on a percentage of bonus volume of his or her downline each month. Bonus volume points are essentially based upon a percentage of the product's wholesale cost, net of any point-of-sale taxes. As a distributor's retail business expands and as he or she successfully sponsors other distributors into the business, which in turn expand their own businesses, he or she receives more commissions from downline sales. Generally, a distributor can receive commission bonuses only if, on a monthly basis, (i) the distributor achieves at least 100 points (approximately $125.00) in personal sales volume, and (ii) the distributor is not in default of any material policies or procedures.

      Rules Affecting Distributors. A potential distributor must enter into a standard distributor agreement which obligates the distributor to abide by our policies and procedures. Any person who wishes to can join us as a distributor to purchase products for personal use or to build a down line sales organization. There are two different distributor sign-up fee options
from which a person may choose in order to become a distributor.   The Garden
Starter Kit sells for $14.95. With this option, the new distributor receives basic literature, training materials, guidelines, order forms, price lists, a press kit, home "party" information and handouts, and other helpful literature. The second option is the Garden Basket Kit which sells for $49.95. With this option the new distributor receives all of the materials in the Garden Starter Kit plus several packages of the actual food products, a 90 minute videotape, three audiotapes, two product sample kits and more materials for holding a home "party". The sale of these materials and other business tools account for 10% of our revenues. No distributor is required to purchase a large inventory of products when he/she starts. However, in order to receive compensation as a distributor and thereby become "active," personal monthly purchases are required. The minimum level for such purchases varies within the five compensation plan levels from 100 PV units for the lowest and 150 PV units for the highest. To purchase 100 PV units, an individual would have to pay approximately $125.00.

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

      Internet. We launched our e-business system called "GardenFX" in September 2000. GardenFX provides a business building system for our independent distributors which allows them to prospect, sell, train, and manage their sales organizations online. This Internet service provides back office and contact management functions. In addition, each distributor may obtain a personalized on-line store called "BGSuperstore." The BGSuperstore is included in the GardenFX package along with two other web sites. Our distributors may purchase the GardenFX package for $129.95. Our independent distributors may offer Brain Garden(TM) products, as well as offer Disney, Dell and Panasonic products on their own web site and receive commissions from these sales.

      We also recently launched our Pulse Party web sites. This is a site that is included in the Brain Garden(TM) distributor kit. This web site gives each independent distributor an immediate online presence and personal URL for their business. Features on this web site include company information, flash presentation, online registration of or new distributors, online product ordering, online customer service and a contact me function that allows anyone visiting the site to contact, via email, the distributor directly. Also featured on the Pulse Party site is the BG Backroom. This site is exclusively for Brain Garden(TM) distributors and is password protected. In the BG Backroom, distributors have access to up-to-the-minute company news, product tracking, product information, a frequently asked questions page among other things.

      Foreign Markets. We launched operations in Australia in October 2000 and as of December 31, 2000 we had 3,500 active distributors. In January 2001 our management team toured Japan visiting Osaka, Okayama, Hakata, Soporro and Tokyo. They held meetings with potential independent distributors to establish leaders in each of these cities. In March, the management team returned to Japan to officially start the pre-launch phase of Brain Garden Japan. Once again they toured the country and continued to build strong leadership in numerous cities. Management anticipates that the pre-launch will last anywhere from six to eight months. We believe the pre-launch period will allow Japanese Brain Garden distributors to position themselves and solidify their Brain Garden independent businesses.

Product Development.

      We are committed to expanding our Whole Foods - Whole Learning - Whole Living product lines with products that are easy to use, easy to sell and which are effective. During fiscal year 2000 we did not have costs related to research and development. We anticipate that the launch of our foreign markets will increase the potential for further research and development of our product lines. For example, Jensen's Choice Foods, located in Australia, is developing the process to manufacture a new Pulse food bar. In addition, we are negotiating an agreement with an international bank to supply online banking services between Whole Living and our foreign distributors.

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

      We use approximately twelve major suppliers and vendors for food ingredients, packaging, and printing. Future 500 Corporation, (the "Future 500") a food processing and packaging company, currently supplies us with approximately 75% of our products. On September 14, 1999 we renegotiated our contract with Future 500 which will require Future 500 to provide us with fresh food products manufactured to our specifications. Our business would be materially adversely affected if we lost Future 500 as a supplier. We recently engaged Jensen's Choice Foods located in Huntingdale, Victoria, Australia, as a supplier of food products in our Australian market.

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

Trademarks, Patents and Intellectual Property

      We have secured trademark protection for Brain Garden(TM). We are in the process of securing trademarks for our Brain Garden logo, Sol Saltz, Earthborn Creations, Daniel's Pulse and several other product names. We consider our trademark protection to be very important to brand name recognition and distributor and consumer loyalty to our business. We intend to register our important trademarks in the United States. In addition, a number of our products utilize proprietary formulations, but we do not own any patents for these products.

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

      Regulation of Personal Care and Nutritional Food Products. Our products and related marketing and advertising are subject to governmental regulation by various domestic agencies and authorities, including the Food and Drug Administration who regulates food, medical products and cosmetics. The advertising and marketing of our products are regulated by the Federal Trade Commission which enforces consumer protection laws in regards to truth in advertising. The Consumer Product Safety Commission protects the public from unreasonable risk of injuries and death associated with consumer products, and the United States Department of Agriculture regulates food safety and quality. Similar types of agencies exist in our foreign markets. To date, we have not experienced any complications regarding health and safety and food and drug regulations for our products.

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

            Year        Quarter Ended            High             Low
            -----       -------------           ------            ------
            1999        September 30            $3.75             $0.38
                        December 31              5.00              2.00

            2000        March 31                $5.00             $2.50
                        June 30                  3.75              1.00
                        September 30             3.00              0.75
                        December 31              2.13              0.56

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

      On September 11, 2000, we issued an aggregate of 235,000 common shares valued at $235,000 to three independent distributors pursuant to distributor
agreements.   We issued 75,000 shares to Earl Shaw, 85,000 shares to
DennisWindsor and 75,000 shares to Dwight Johnson. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of
Section 4(2) as a private transaction not involving a public distribution.

      On September 13, 2000 we granted warrants to purchase 800,000 common shares to Columbia Financial Group, Inc. in consideration for investor relations services. The warrants were valued at $400,000, have an exercise price of $2.00, later reduced to $0.50, and expire through September 2005. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

      On November 27, 2000, we issued 500 shares valued at $500 to Harry Collins pursuant to a distributor agreement. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of
Section 4(2) as a private transaction not involving a public distribution.

      On January 8, 2001, we issued 250,000 common shares valued at approximately $60,000 to Mutual Ventures Corporation in consideration for business consulting services. On that same date we issued 50,000 common shares to Daniel W. Jackson in consideration for legal services valued at approximately $12,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      Starting February 15, 2001, our Board authorized the sale of our common shares in a limited offering. During February and March our Board authorized the issuance of an aggregate of 6,677,230 common shares to eight accredited investors for conversion of debt and cash valued at approximately $2,003,169. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering. The aggregate offering was for no more than $5 million in a twelve month period.

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

Reverse Merger Treatment

      In May of 1999 Whole Living merged with Whole Living, Inc., a Utah corporation, doing business as Brain Garden(TM) ("Whole Living Utah"). Whole Living, the Nevada corporation, was the surviving entity following the statutory merger and in conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is Whole Living Utah.

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



                                                Year ended December 31,
                                                 2000           1999
                                             ------------- --------------
Revenues                                     $  5,198,835  $   3,625,935
Cost of Sales                                   3,881,351      2,656,361
                                             ------------- --------------
Gross Profit                                    1,317,484        969,574

Selling Expense                                   898,143        358,436
Research & Development                                  -         17,520
General & Administrative                        2,536,985      2,240,313
                                             ------------- --------------
Total Operating Expense                         3,435,128      2,616,269

Operating Income (Loss)                        (2,117,644)    (1,646,695)

Total Other Income (Expense)                       (4,149)       (52,188)

Net Income (Loss)                            $ (2,121,793) $  (1,698,833)
                                             ============= ==============
Net Loss per share                           $      (0.18) $       (0.19)


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

       Net losses increased $422,910 from 1999 to 2000 and we recorded a net loss per share of ($0.18). Cash to fund operating losses came primarily through loans from related parties. Management expects operating losses to continue into the first quarter of 2001 as we continue to invest in expansion of our overseas distribution.

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

Liquidity and Capital Resources

       We have funded our cash requirements primarily through sales, loans and private placement of equity securities. For the year ended December 31, 2000, we had no net cash on hand with $600,718 in total current assets compared to $183,069 cash on hand and $587,428 total current assets for the year ended December 31, 1999. Our total current liabilities were $2,075,383 for 2000 compared to total current liabilities of $1,454,755 for the 1999 year. 61.5% of the 2000 total current liabilities relate to notes payable to related parties. We recorded a loss per share of ($0.18) for 2000 compared to a loss per share of ($0.19) for 1999.

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

       Net cash used for operating activities in 2000 was $1,708,133 compared to $1,435,300 for 1999. Net cash used by investing activities was $363,229 for 2000 compared to $187,881 in 1999. Net cash provided by financing activities was $1,888,293 for 2000 and came primarily from debt financing, compared to $1,738,045 provided by financing activities in 1999.

       During 2000 we obtained an aggregate of $1,324,049 in loans from related parties and during 1999 related parties loaned us $990,000. (See, Item 12: Certain Relationships and Related Transactions, below.) During fiscal year 2000 we negotiated settlements of notes payable totaling $2,500,000. As part of these settlements, in March 2000 we issued 400,000 common shares to PHI Mutual Ventures to convert a note payable of $500,000. In July 2000 we issued an aggregate of 2,000,000 common shares to Capital Communications, Inc. to satisfy $1,000,000 of notes payable.

       In September 2000 we established relationships with three independent distributor groups to promote and distribute our products. We have agreed to issue 235,000 common shares to the individual leaders of these independent groups based upon certain performances by these groups.

       We may realize proceeds of $400,000 if certain warrants are exercised. On September 13, 2000, we entered into a consulting agreement with Columbia Financial Group, Inc. and granted Columbia Financial warrants to purchase 800,000 shares of common stock at an exercise price of $2.00. Subsequently, on April 12, 2001, we agreed to amend the exercise price to $0.50 per share. The warrants were exercisable on the date of the original agreement and terminate September 13, 2005. None of the warrants issued have been exercised as of the date of this filing.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       As previously reported, we engaged Chisholm & Associates as our independent auditors on August 3, 2000 and concurrently dismissed Crouch, Bierwolf and Chisholm.


       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a)     Directors and Officers
       ----------------------

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


Directors and Officers

Name                            Age         Position Held
-------                       ------        -----------------------
Ronald K. Williams              39          President and Director
William B. Turnbull             44          Secretary/Treasurer and Director
Richard F. Wogksch              59          Chief Financial Officer and
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

b)     Compliance with Section 16(a) of the Exchange Act.
       -------------------------------------------------

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

                          CERTAIN BENEFICIAL OWNERS

                                       Common Stock Beneficially Owned
                                       -------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock          Percentage of Class
----------------------------   --------------------  --------------------
Mark Comer                             918,920               6.9%
629 East 730 South, Suite 201
American Fork, Utah 84003

Capital Communications, Inc.         1,300,000               9.7%
30 Rockefeller Plaza, #2818
New York, New York10112

Development Specialties, Inc.        1,200,000               9.0%
870 East 9400 South
Sandy, Utah 84094

                                  MANAGEMENT

                                       Common Stock Beneficially Owned
                                       -------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock          Percentage of Class
-----------------------------  --------------------  -------------------
Ronald K. Williams                   1,567,567              11.7%
629 East 730 South, Suite 201
American Fork, Utah 84003

William B. Turnbull                  1,567,567 (1)          11.7%
629 East 730 South, Suite 201
American Fork, Utah 84003

All executive officers and
 directors as a group                3,135,134              23.4%

(1) Includes 467,567 shares held in a family limited partnership.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

      During fiscal year 1999, PHI Mutual Ventures LLC, a more thank 5% shareholder at that time, loaned Whole Living an aggregate of $990,000 with interest rates ranging from 9% to 10%. In March of 2000, $500,000 of the notes payable were converted into 400,000 common shares.

      During 1999 and 2000, our then executive officers and directors owned interests in MRB, LLC, now called Indigo Media. MRB prepared sales aids and product kits for Whole Living, including the design and production of printing and packaging, and the production of video and audio tapes. Mark Burdge, our former director, owned a 40% interest in MRB and Ronald K. Williams, our President, William B. Turnbull and Bruno Vassel III, then officers and directors, each owned 20%. MRB provided products to Whole Living on 90 day credit at competitive rates. Whole Living paid MRB approximately $198,000 for the year ended December 31, 1999 and $134,880 for the year ended December 31, 2000. Messrs. Williams, Turnbull and Vassel divested themselves of their interest in MRB in early 2001.

      On December 1, 1999, we entered into a service agreement with Excel Graphics, a Utah corporation, to provide product warehousing and fulfillment. Mark Burdge, our shareholder and then director, is the President and major shareholder of Excel Graphics. We paid an aggregate of $57,551 to Excel Graphics for its services in 1999 and 2000. The terms of the service agreement are no more favorable than we could receive from an independent third party.

      During 2000, Capital Communications, Inc., a more than 5% shareholder loaned Whole Living $1,771,630, with 14.5% interest, payable upon demand. On June 21, 2000 we issued 2,000,000 shares of common stock to satisfy $1,000,000 of the note payable. 1,200,000 shares were issued to the assignee of the Capital Communications note payable, Development Specialties, Inc. The remaining $771,630 due was secured by all the business assets of

Whole Living, including inventory, as well as, 3,135,134 shares pledged as collateral by Messrs. Williams and Turnbull, our then officers and directors.

      During fiscal year 2000, Mark Comer, a more than 5% shareholder, loaned Whole Living $409,305 at 10% interest payable on demand. As of June 1, 2001 the debt remains outstanding.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
Number    Description
--------  -----------

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

10.3 Private Label Manufacturing Agreement between Whole Living, Inc. and Future 500 Corporation dated, September 14, 1999 (incorporated by reference to Exhibit 6.4 to Form 10-SB, as amended, filed August 9, 1999)

10.5 Consultant Agreement between Whole Living and Columbia Financial Group, dated September 13, 2000 (incorporated by reference to
          Exhibit 10.5 to Form SB-2, filed July 2, 2001)

(b)   Reports on Form 8/K

      None.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WHOLE LIVING, INC.

        7-02-01                      /s/ R Williams
Date: _______________________   By:__________________________________________
                                   Ronald K. Williams, President and Director



       Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



        7/02/01                       /s/ Richard F. Wogksch
Date: ______________________    By: _______________________________________
                                    Richard F. Wogksch, Secretary/Treasurer,
                                    Chief Financial Officer and Director

                              Whole Living, Inc.

                      Consolidated Financial Statements

                          December 31, 2000 and 1999

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
A Professional                  P.O. Box 540216           Office (801)292-8756
Corporation              North Salt Lake, Utah 84054      FAX (801) 292-8809

______________________________________________________________________________




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

                                       Income(loss)   Shares      Per-Share
                                       (Numerator)  (Denominator)  Amount
                                       ------------- ------------ -----------
For the year ended December 31, 2000:
  Income (loss) from operations        $ (2,117,644)
                                       -------------
  Basic EPS
  Income (loss) to common stockholders $ (2,121,793)  12,101,958  $    (.18)
                                       ============= ============ ===========
For the year ended December 31, 1999:
  Income (loss) from operations        $ (1,646,695)
                                       -------------
  Basic EPS
  Income (loss) to common stockholders $ (1,698,883)   8,793,613  $    (.19)
                                       ============= ============ ===========

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

            Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:

                                                      December 31,
                                                2000             1999
                                            --------------- ---------------
Deferred tax asset:
   NOL carryforward                         $    1,317,000  $      596,000
Valuation allowance                             (1,317,000)       (596,000)
                                            --------------- ---------------
Total                                       $            -  $            -
                                            =============== ================

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

NOTE 2 - Property & Equipment

            Property and equipment consists of the following at December 31, 2000 and 1999:

                                                          December 31,
                                                       2000           1999
                                                 -------------- ------------
      Office equipment & furnishings             $      94,187  $    49,782
      Office furniture & fixtures                       61,111       57,536
      Software                                         472,140      232,333
      Leased equipment                                  15,014       15,014
                                                 -------------- ------------
                                                       642,452      354,665
      Less:
        Accumulated depreciation                      (163,674)     (55,930)
        Accumulated depreciation-leased equipment       (6,250)      (3,250)
                                                 -------------- ------------

      Total Property & Equipment                 $     472,528  $   295,485
                                                 ============== ============

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 3 - Long-Term Liabilities

         Long Term Liabilities are detailed in the following schedules as of December 31, 2000 and 1999:

     Notes payable - related party is detailed as follows:
                                                            December 31
                                                         2000          1999
                                                     ------------ ------------

      Note payable to a shareholder of the Company,
      bearing interest at 14%, due upon demand and
      unsecured                                      $   771,630  $         -

      Note payable to a shareholder of the Company,
      bearing interest at 10.5%, due upon demand
      and unsecured                                      409,305            -

      Note payable to a corporation under common
      ownership, non-interest bearing, due upon
      demand and unsecured                                93,114            -

      Note payable to a shareholder of the Company,
      bearing interest at 10%, due June 2000 and
      secured by 400,000 shares of common stock                -      500,000

      Note payable to a shareholder of the Company,
      bears interest at 9%, due May 1, 2000 and
      unsecured                                                -      340,000
                                                   -------------- ------------
      Total notes payable - related party              1,274,049      840,000
                                                   ============== ============

      Notes Payable are detailed as follows:

      Note payable to an individual, non-interest
      bearing, due within one year                             -       10,031

      Note payable to a corporation, non-interest
      bearing, due within 60 days of delivery of
      software, unsecured                                      -       31,267
                                                   -------------- ------------

      Total Notes Payable                          $           -  $    41,298
                                                   ============== ============

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
                                                                  ============

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 3 - Long-Term Liabilities (continued)

         Future minimum lease payments are as follows at December 31, 2000:

                     2001                                            3,648
                     2002                                              521
                                                                  ---------
                                                                     4,169
                     Less portion representing interest               (723)
                                                                  ---------
                     Total                                        $  3,446
                                                                  =========
NOTE 4 - Commitments and Contingencies

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

          Future minimum payments on operating leases are as follows:

            2001        $     166,872
            2002               91,485
                        -------------
           Total        $     258,357
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

         On December 1, 1999, the Company entered into a service agreement with Excel Graphics, a Utah corporation, to provide product warehousing and fulfillment. Mark Burdge, a shareholder and then director, is the President and major shareholder of Excel Graphics. The company paid $57,551 to Excel for its services in 1999 and 2000.

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

         During the year ended December 31, 2000, Tapdog.com, a corporation under common ownership, loaned $150,000 to the Company. The loan in non-interest bearing and is due upon demand. The balance due at December 31, 2000 is $93,114.

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

                              Whole Living, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 10 - Stockholders' Equity Transactions (continued)

          In September 2000, 235,000 shares of common stock were issued to Daniel W.Jackson, Esq. to be issued to distributors as certain performance benchmarks are achieved. The shares were released and the Company recorded expense of $235,000 based on the market price of the stock at the time of the agreement.

          In November 2000, the Company issued 500 shares of its common stock at $1.00 per share on a distributor agreement.

NOTE 11- Stock Warrants

         In September 2000, the Company entered into a consulting agreement with Columbia Finacial Group, Inc., for investor relations, public relations, publishing, advertising and other services. In exchange for a years worth of service, the Company issued 800,000 stock warrants to acquire common stock at $2.00 per share for 5 years.

         The Company accounted for these warrants per FASB 123 using the Black-Scholes model on the date the warrants became measurable per EITF 96-18. The fair value of these warrants were determined using the following assumptions: expected volatility -60%; risk free interest rate of 7%, and expected life of 5 years. The value of the warrants was determined to be $0. With the sliding downward volatile trend of the Company's stock price, no value was assessed.

         As of December 31, 2000, no services had been performed on this agreement, however subsequent to the audit date the Company changed the exercise price of the warrants to $.50 and services are expected to be performed in the summer of 2001. At that time the Company will expense the value of the services, and with the adjustment of the exercise price of the warrants, the Black-Scholes model will be used to re-evaluate the value of the warrants.

         No warrants have been exercised as of December 31, 2000.