Form 10QSB
period 2001-06-30
WHOLE LIVING INC
filed 2001-08-20
CIK 1091983

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

     As of August 1, 2001, the Registrant had a total of 28,046,730 shares of common stock outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis..............................8

                          PART II: OTHER INFORMATION

Item 2:  Changes in Securities............................................11

Item 5:  Other Information............................................... 11

Item 6:  Exhibits and Reports filed on Form 8-K.......................... 12

Signatures................................................................14






                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                              Whole Living, Inc.


                             Financial Statements

                                June 30, 2001

                              Whole Living, Inc.
                                Balance Sheets


                             ASSETS
                                                  June 30,      December 31,
                                                  2001          2000
                                                  ------------- -------------
                                                  (Unaudited)
Current Assets
  Cash                                            $          -  $          -
  Accounts Receivable                                  176,958        13,627
  Inventory                                            403,655       480,618
  Prepaid Expenses                                      73,046       106,473
                                                  ------------- -------------
Total Current Assets                                   653,659       600,718
                                                  ------------- -------------

Property & Equipment, Net                              434,607       472,528
                                                  ------------- -------------
Other Assets
  Goodwill, Net                                         23,880        25,976
  Distributor Lists, Net                                57,975        64,600
  Deposits                                              18,906        18,906
                                                  ------------- -------------
Total Other Assets                                     100,761       109,482
                                                  ------------- -------------

  Total Assets                                    $  1,189,027  $  1,182,728
                                                  ============= =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                  $    196,678  $    121,073
  Accounts Payable                                     469,268       432,683
  Accrued Expenses                                     211,398       244,452
  Current Portion of Long-Term Liabilities             695,368     1,277,175
                                                  ------------- -------------
Total Current Liabilities                            1,572,712     2,075,383
                                                  ------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                        693,463     1,274,049
  Notes Payable                                              -             -
  Capital Lease Obligations                              1,905         3,446
  Less Current Portion                                (695,368)   (1,277,175)
                                                  ------------- -------------
Total Long Term Liabilities                                  -           320
                                                  ------------- -------------

  Total Liabilities                                  1,572,712     2,075,703
                                                  ------------- -------------
Stockholders' Equity
  Common Stock, $.001 par value;50,000,000 shares
    authorized; 28,046,730 and 13,379,500 shares
    issued and outstanding, respectively                28,047        13,380
  Additional Paid-In Capital                         6,460,080     2,969,578
  Retained Deficit                                  (5,471,812)   (3,875,933)
  Subscription Receivable                           (1,400,000)            -
                                                  ------------- -------------
Total Stockholders' Equity                            (383,685)     (892,975)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,189,027  $  1,182,728
                                                  ============= =============



                                Whole Living, Inc.
                             Statements of Operations
                                   (Unaudited)




                                   For the        For the        For the        For the
                                   three months   three months   six months     six months
                                   ended June 30, ended June 30, ended June 30, ended June 30,
                                   2001           2000           2001           2000
                                   -------------- -------------- -------------- --------------
Sales                              $   1,531,697  $   1,163,561  $   2,834,640  $   2,124,040

Cost Of Goods Sold                     1,159,314        773,021      2,230,827      1,379,689
                                   -------------- -------------- -------------- --------------

Gross Profit                             372,383        390,540        603,813        744,351
                                   -------------- -------------- -------------- --------------
Operating Expenses
  General & Administrative               854,298        609,643      1,638,222      1,031,944
  Selling Expenses                       319,443         79,910        560,783        299,308
                                   -------------- -------------- -------------- --------------
    Total Operating Expenses           1,173,741        689,553      2,199,005      1,331,252
                                   -------------- -------------- -------------- --------------

OTHER INCOME(EXPENSE)
  Interest Expense                          (849)          (753)        (2,702)       (46,640)
  Other Income                               519          1,529          2,015          4,997
                                   -------------- -------------- -------------- --------------
    Total Other Income(Expense)             (330)           776           (687)       (41,643)
                                   -------------- -------------- -------------- --------------

NET INCOME(LOSS)                   $    (801,688) $    (298,237) $  (1,595,879) $    (628,544)
                                   ============== ============== ============== ==============
WEIGHTED AVERAGE INCOME(LOSS)
  PER SHARE                        $       (0.03) $       (0.03) $       (0.08) $       (0.06)
                                   ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                         24,138,397     10,909,000     20,578,256     10,809,000
                                   ============== ============== ============== ==============







                             Whole Living, Inc.
                          Statements of Cash Flows
                                (Unaudited)


                                                               For the six months ended
                                                                       June 30
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                              $ (1,595,879) $   (628,544)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided (Used) in Operating Activities:
    Depreciation & Amortization                                     88,393        45,679
    Stock Issued for Services                                      102,000             -
  Change in Assets and Liabilities
    (Increase) Decrease in:
    Accounts Receivable                                           (163,331)      (89,684)
    Inventory                                                       76,963       (40,578)
    Prepaid Expenses                                                33,427        18,210
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                          79,136       (36,453)
                                                              ------------- -------------
       Net Cash Provided(Used) by Operating Activities          (1,379,291)     (731,370)
                                                              ------------- -------------
Cash Flows from Investing Activities
  Payments for Property & Equipment                                (48,505)     (215,028)
  Payments for Advances                                                  -       (41,501)
  Payments for Goodwill                                                  -             -
  Payments for Deposits                                                  -        (5,000)
                                                              ------------- -------------
       Net Cash Provided(Used) by Investing Activities             (48,505)     (261,529)
                                                              ------------- -------------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                                   1,429,337       861,257
  Principal Payments on Debt Financing                              (1,541)      (51,427)
                                                              ------------- -------------
       Net Cash Provided(Used) by Financing Activities           1,427,796       809,830
                                                              ------------- -------------

Increase in Cash                                                         -      (183,069)

Cash and Cash Equivalents at Beginning of Period                         -       183,069
                                                              ------------- -------------

Cash and Cash Equivalents at End of Period                    $          -  $          -
                                                              ============= =============


Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                    $      2,702  $      2,644
                                                              ============= =============
  Income Taxes                                                $          -  $          -
                                                              ============= =============
Non-Cash :
  Common Stock Issued for Notes Payable & Accrued Interest    $  2,003,169  $  1,000,000
                                                              ============= =============
  Common Stock Issued for Services                            $    102,000  $          -
                                                              ============= =============


                            Whole Living, Inc.
                    Notes to the Financial Statements
                              June 30, 2001


GENERAL

Whole Living, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

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

COMMON STOCK ISSUED FOR SUBSCRIPTION RECEIVABLE

During May 2001, the Company placed 7,500,000 shares of its common stock in escrow in anticipation of receiving cash of $1,400,000. As of June 30, 2001, no cash has been received and a subscription receivable has been recognized for $1,400,000.

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

Results of Operations

      The following discussions are based on our financial statements included with this report and comparisons are presented for the three (the second quarter) and six month periods ended June 30, 2001 and 2000.

      Sales increased $710,600 for the 2001 six month period and increased $368,136 for the 2001 second quarter compared to the 2000 six month period and the 2000 second quarter. The increased revenues for the 2001 six month period were a result of the development of our distributor network, particularly the expansion of our distributor network into Australia and New Zealand in late 2000 and the first half of the 2001 fiscal year and our pre-launch into Japan during the second quarter.

      Cost of goods sold consists primarily of the cost of procuring and packaging products and sales commissions to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Cost of goods sold were 78.7% of sales for the 2001 six month period and 75.7% sales for the 2001 second quarter compared to 65.0% and 66.4 % of sales, respectively, for the 2000 comparable periods. The percentage of sales increase in cost of goods sold for the 2001 periods was primarily the result of a company-wide "Retail Bonus Pool" commission plan, which increased our commission payout on sales to new customers in order to increase the size of our overall customer and distributor base. With the increase in cost of goods sold, our gross profit decreased $140,538 in the 2001 six month period compared to the 2000 six month period and decreased $18,157 for the 2001 second quarter compared to the 2000 second quarter.

      General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $606,278 for the 2001 six month period and $244,655 for the 2001 second quarter compared to the 2000 comparable periods. These expenses increased because of: 1) costs involved in expanding distribution in Australia and New Zealand; 2) establishing distribution in Japan; and, 3) the increase in the number of employees and other resources required to service the growth in company revenues.

      Selling expenses, which includes marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $261,475 for the 2001 six month period and $239,533 for the 2001 second quarter compared to the same periods in 2000. This increase was primarily attributable to consulting fees and other expenses for domestic and foreign market growth during the 2001 second quarter.
Total operating expenses increased $867,753 and $484,188, respectively, for the 2001 six month period and the 2001 second quarter compared to the 2000 comparable periods. Total operating expenses were 77.6% of sales in the 2001 six month period and 76.6% for the 2001 second quarter, compared to 62.7% in the 2000 six month period and 59.3% for the 2000 second quarter. The increase in total operating expenses during this period is summarized in the discussion of its component parts above. Primarily, the increase was a result of expenses involved in: 1) increased sales commissions resulting from implementation of the company's Retail Bonus Plan; and 2) expenses of establishing, and preparing to establish, overseas distribution.

      Net loss increased $967,335 during the 2001 six month period and $503,451 for the second quarter compared to the same periods in 2000. We recorded a loss per share of $0.08 for 2001 six month period compared to a loss per share of $0.06 for the 2000 six month period. Management expects operating losses to continue in the next quarter as the company continues to invest in expansion of its overseas distribution.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues, loans and private placement of equity securities. For the quarter ended June 30, 2001, we had no net cash on hand with $653,659 in total current assets compared to no cash on hand and $600,718 total current assets for the year ended December 31, 2000. Our total current liabilities were $1,572,712 for the 2001 second quarter compared to total current liabilities of $2,075,383 for the 2000 fiscal year.

      As of December 31, 2000, our principal commitments consisted of notes payable and office equipment leases. Future minimum capital lease payments totaled $3,446 through the year 2002, future minimum payments on notes payable were $1,274,049 through 2001 and future minimum payment on operating leases was $258,357 through 2002. We also pay $5,000 a month in royalty payments to an individual for developing sales, training and education aids on a case-by-case basis.

      Net cash used for operating activities was $1,379,291 for the 2001 six month period compared to $731,370 in the 2000 six month period. Net cash used by investing activities was $48,505 for the 2001 six month period compared to $261,529 for the 2000 six month period and was related to payments for property and equipment. Cash flows provided by financing activities were $1,427,796 for the 2001 period compared to $809,830 for the 2000 period, which came primarily from loans. We historically have converted our loans into equity. During the 2001 six month period we converted debt of $2,003,169 into 6,677,230 shares of our common stock. During 2000 we received an aggregate of $2,274,049 in loans from related parties and later negotiated settlements of notes payable totaling $2,500,000, converting the debt into 2,400,000 common shares.

      Management anticipates that additional capital will be provided by private placements of our common stock and/or loans from related parties. During the 2001 second quarter we sold 7,500,000 common shares for $2,550,000 in cash and conversion of debt. We anticipate receiving cash proceeds of $1,400,000 from this issuance. Any future private placements of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions at the time. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      If we fail to raise the necessary funds through private placements, we anticipate we will require loans. We have historically relied on loans from related parties, such as, officers, directors and shareholders. However, these persons are not obligated to provide funds. We may repay these loans and advancements with cash, if available, or we may convert them into common stock. At this time we have not investigated the availability, source and terms for third party financing and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      Factors Affecting Future Performance
      ------------------------------------

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

      In addition, we have entered into agreements with independent distributors and suppliers located in Australia, New Zealand and Japan and may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

      Seasonal Aspects
      ----------------

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


                       PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

      The following describes the securities we sold without registration during the second quarter of 2001 through a recent date.

      On May 15, 2001, we agreed to sell an aggregate of 7,500,000 common shares to six investors for $2,550,000 in cash and for debt conversion. We relied on an exemption from registration under the Securities Act provided by
Section 4(2) as a private transaction not involving a public distribution.

      On June 14, 2001, we issued 40,000 common shares, valued at $10,000 to Doug Burdick in consideration for business consulting services. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On June 18, 2001, we issued 150,000 common shares, valued at $37,500, to Don Tolman for business consulting services rendered. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      In connection with the issuance of our securities, we believe that the purchaser (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws,
(iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, in light of the foregoing, the sale of our securities to the acquirer did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


ITEM 5.  OTHER INFORMATION

      During the second quarter ended June 30, 2001 we had 2,900 independent distributors join our network marketing plan and as of July 27, 2001, we had a total of 27,000 active distributors. We launched new products in July 2001, including :
      .   Pulse in a food bar form;
      .   Garden Solutions, an all-purpose household cleaner;
      . Dynamic Flux, a 100% organic food product that provides friendly bacteria to the body; and,
      . Breakin Ground, our education package designed to help children and adults enhance their learning capabilities.

      We also opened our fulfillment center in Gold Coast, Australia, in July. As part of our pre-launch in Japan, we have established an office in Tokyo and we have begun registration of our products there.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit
Number  Description
------- -----------
 2.1 Agreement and Plan of Reorganization between Whole Living and Whole Living, dba Brain Garden, dated March 16, 1999 (incorporated by reference to exhibit 8.1 of the Form 10-SB, as amended, filed August 9, 1999)

 3.1 Articles of Incorporation of Whole Living (incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)

 3.2 Articles of Merger filed March 19, 1999 (incorporated by reference to exhibit 2.2 to the Form 10-SB, as amended, filed August 9, 1999)

 3.3 Articles of Merger filed May 24, 1999 (incorporated by reference to exhibit 2.32 to the Form 10-SB, as amended, filed August 9, 1999)

 3.4 Bylaws of Whole Living (incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)

10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (incorporated by reference to exhibit 6.1 to the Form 10-SB, as amended, filed August 9, 1999)

10.2 Employment Agreement between Ron Williams and Whole Living (incorporated by reference to exhibit 6.2 to the Form 10-SB, as amended, filed August 9, 1999)

10.3 Consulting Agreement between Whole Living, Inc. and Don Tolman, dated November 30, 1998 (incorporated by reference to exhibit 6.3 to the Form 10-SB, as amended, filed August 9, 1999)

10.4 Private Label Manufacturing Agreement between Whole Living, Inc. and Future 500 Corporation dated, September 14, 1999 (incorporated by reference to exhibit 6.4 to the Form 10-SB, as amended, filed August 9, 1999)

10.5 Consultant Agreement between Columbia Financial Group, Inc. and Whole Living, dated September 13, 2000, as amended (incorporated by reference to exhibit 10.5 to Form SB-2, as amended, filed June 29,
        2001)

10.6 Stock Purchase Agreement between Whole Living and Investors, dated April 23, 2001 (incorporated by reference to exhibit 10.6 to Form SB-2, as amended, filed June 29, 2001)

10.7 Registration Rights agreement Between Whole Living and Investors, dated May 7, 2001 (incorporated by reference to exhibit 10.7 to Form SB-2, as amended, filed June 29, 2001)

(b)   Reports on Form 8/K

      On July 16, 2001 we filed a report on Form 8-K under Item 5 regarding the effective date of our Registration Statement on Form SB-2.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.



                                    WHOLE LIVING, INC.



Date August 20, 2001            By: /s/ Ronald K. Williams
                                    Ronald K. Williams
                                    President and Director



Date August 20, 2001            By: /s/ Richard F. Wogksch
                                    Richard F. Wogksch,
                                    Chief Financial Officer and Director