Form 10QSB
period 2001-09-30
WHOLE LIVING INC
filed 2001-11-19
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

     As of November 19, 2001, the Registrant had a total of 24,004,340 shares of common stock outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2: Management's Discussion and Analysis................................8

                    PART II: OTHER INFORMATION

Item 2: Changes in Securities..............................................10

Item 5: Other Information .................................................11

Item 6:  Exhibits and Reports filed on Form 8-K ...........................11

Signatures.................................................................13





                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.


                       Financial Statements

                        September 30, 2001

                        Whole Living, Inc.
                          Balance Sheets


                         ASSETS
                         ------
                                                   September 30,  December 31,
                                                        2001         2000
                                                   ------------- -------------
                                                     (Unaudited)
Current Assets
  Cash                                             $          -  $          -
  Accounts Receivable                                    33,567        13,627
  Inventory                                             511,846       480,618
  Prepaid Expenses                                       87,333       106,473
                                                   ------------- -------------
Total Current Assets                                    632,746       600,718
                                                   ------------- -------------

Property & Equipment, Net                               426,896       472,528
                                                   ------------- -------------
Other Assets
  Goodwill, Net                                          22,833        25,976
  Distributor Lists, Net                                 54,547        64,600
  Deposits                                               47,363        18,906
                                                   ------------- -------------
Total Other Assets                                      124,743       109,482
                                                   ------------- -------------

  Total Assets                                     $  1,184,385  $  1,182,728
                                                   ============= =============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities
  Bank Overdraft                                   $    102,591  $    121,073
  Accounts Payable                                      458,503       432,683
  Accrued Expenses                                      179,480       244,452
  Current Portion of Long-Term Liabilities               50,992     1,277,175
                                                   ------------- -------------
Total Current Liabilities                               791,566     2,075,383
                                                   ------------- -------------

Long Term Liabilities
  Notes Payable - Related Party                           5,000     1,274,049
  Notes Payable                                          50,453             -
  Capital Lease Obligations                                 992         3,446
  Less Current Portion                                  (50,992)   (1,277,175)
                                                   ------------- -------------
Total Long Term Liabilities                               5,453           320
                                                   ------------- -------------

  Total Liabilities                                     797,019     2,075,703
                                                   ------------- -------------
Stockholders' Equity
  Common Stock, $.001 par value; 50,000,000
    shares authorized; 28,716,730 and 13,379,500
    shares issued and outstanding, respectively          28,717        13,380
  Additional Paid-In Capital                          6,575,410     2,969,578
  Retained Deficit                                   (5,746,061)   (3,875,933)
  Subscription Receivable                              (470,700)            -
                                                   ------------- -------------
Total Stockholders' Equity                              387,366      (892,975)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,184,385  $  1,182,728
                                                   ============= =============


                              Whole Living, Inc.
                          Statements of Operations
                                 (Unaudited)



                                     For the three  For the three  For the nine   For the nine
                                     months ended   months ended   months ended   months ended
                                     September 30,  September 30,  September 30,  September 30,
                                         2001            2000           2001           2000
                                     -------------- -------------- -------------- --------------
Sales                                $   1,727,102  $   1,565,799  $   4,561,742  $   3,689,838

Cost Of Goods Sold                       1,073,693      1,176,803      3,304,520      2,556,492
                                     -------------- -------------- -------------- --------------

Gross Profit                               653,409        388,996      1,257,222      1,133,346
                                     -------------- -------------- -------------- --------------
Operating Expenses
  General & Administrative                 807,707        644,247      2,445,929      1,676,191
  Selling Expenses                         122,854        358,534        683,637        657,842
  Research & Development                         -             20              -             20
                                     -------------- -------------- -------------- --------------
    Total Operating Expenses               930,561      1,002,801      3,129,566      2,334,053
                                     -------------- -------------- -------------- --------------
OTHER INCOME(EXPENSE)
  Interest Expense                          (2,414)        (1,536)        (5,116)       (48,176)
  Other Income                               5,317          2,615          7,332          7,613
                                     -------------- -------------- -------------- --------------
    Total Other Income(Expense)              2,903          1,079          2,216        (40,563)
                                     -------------- -------------- -------------- --------------

NET INCOME(LOSS)                     $    (274,249) $    (612,726) $  (1,870,128) $  (1,241,270)
                                     ============== ============== ============== ==============
WEIGHTED AVERAGE INCOME
 (LOSS) PER SHARE                    $       (0.01) $       (0.05) $       (0.08) $       (0.09)
                                     ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING     28,603,952     12,726,500     23,067,747     14,238,221
                                     ============== ============== ============== ==============



                             Whole Living, Inc.
                          Statements of Cash Flows
                                 (Unaudited)



                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                  -----------------------------
                                                                       2001           2000
                                                                  -------------- --------------
Cash Flows From Operating Activities
Net Income(Loss)                                                  $  (1,870,128) $  (1,241,270)
Adjustments to Reconcile Net Income(Loss) to Net Cash
 Provided(Used) in Operating Activities:
   Depreciation & Amortization                                          133,036         81,314
   Stock Issued for Services                                            190,000              -
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                  (19,940)       (24,977)
   Inventory                                                            (31,228)       (60,315)
   Prepaid Expenses                                                      47,140        (57,378)
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                                (57,634)       201,055
                                                                  -------------- --------------
    Net Cash Provided(Used) by Operating Activities                  (1,608,754)    (1,101,571)
                                                                  -------------- --------------

Cash Flows from Investing Activities
  Payments for Property & Equipment                                     (81,039)      (293,719)
  Payments for Distributor List                                               -        (30,000)
  Payments for Deposits                                                 (28,457)        (7,400)
                                                                  -------------- --------------
    Net Cash Provided(Used) by Investing Activities                    (109,496)      (331,119)
                                                                  -------------- --------------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                                        1,549,790      1,320,732
  Proceeds from Issuance of Common Stock                                415,000              -
  Principal Payments on Debt Financing                                 (246,540)       (71,111)
                                                                  -------------- --------------
    Net Cash Provided(Used) by Financing Activities                   1,718,250      1,249,621
                                                                  -------------- --------------

Increase (Decrease) in Cash                                                   -       (183,069)

Cash and Cash Equivalents at Beginning of Period                              -        183,069
                                                                  -------------- --------------

Cash and Cash Equivalents at End of Period                        $           -  $           -
                                                                  ============== ==============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                        $       5,116  $       2,644
  Income Taxes                                                    $           -  $           -

Non-Cash :
  Common Stock Issued for Notes Payable & Accrued Interest        $   2,517,469  $   1,000,000
  Common Stock Issued for Services                                $     190,000  $      23,500
  Common Stock Issued for Prepaid Expenses                        $      28,000  $           -



                        Whole Living, Inc.
                Notes to the Financial Statements
                        September 30, 2001



GENERAL

Whole Living, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

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

COMMON STOCK ISSUED FOR SUBSCRIPTION RECEIVABLE

During May 2001, the Company placed 7,500,000 shares of its common stock in escrow in anticipation of cash and debt settlement of $1,400,000. As of September 30, 2001, cash of $415,000 has been received and $514,300 has been used in payment of notes payable. The subscription receivable balance at September 30, 2001 is $470,700.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

      Whole Living, doing business as Brain Garden , is a total lifestyle company focused on improving mental and physical performance. We employ a network marketing system to sell our products to customers and independent distributors, and we rely on our distributors to sponsor new distributors. We have recorded operating losses for the most recent two fiscal years and our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. However, we have experienced growth of our distributor network in Australia, Korea and Japan and have cut losses and increased sales by restructuring management, adjusting margins on our products and bringing our shipping/warehousing and order entry in-house.

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

Results of Operations

      The following discussions are based on our financial statements included with this report and comparisons are presented for the three (the third quarter) and nine month periods ended September 30, 2001 and 2000.

      Sales increased $871,904 for the 2001 nine month period compared to the 2000 nine month period. Sales increased $161,303 for the 2001 third quarter compared to the 2000 third quarter. The increased revenues for the 2001 nine month period were a result of the development of our distributor network, particularly the expansion of our distributor network into Australia and New Zealand in the first half of the 2001 fiscal year and our launch in Japan during August 2001.

      Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Cost of goods sold were 72.4% of sales for the 2001 nine month period compared to 69.3% of sales for the 2000 comparable period. Cost of goods sold was 62.2 % of sales for the 2001 third quarter and 75.2% of sales for the 2000 third quarter. The percentage of sales increase in cost of goods sold for the 2001 periods was primarily the result of a company-wide "Retail Bonus Pool" commission plan, which increased our commission payout on sales to new customers in order to increase the size of our overall customer and distributor base. As a result of increased sales, our gross profit increased $123,876 in the 2001 nine month period compared to the 2000 nine month period and increased $264,413 for the 2001 third quarter compared to the 2000 third quarter.

      General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $769,738 for the 2001 nine month period and $163,460 for the 2001 third quarter compared to the 2000 comparable periods. These expenses increased because of costs involved in establishing distribution centers in Australia, New Zealand and Japan, and the increase in the number of employees and other resources required to service the growth in company revenues.

      Selling expenses, which includes marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $25,795 for the 2001 nine month period and decreased $235,680 for the 2001 third quarter compared to the same periods in 2000. This nine month period increase was primarily attributable to consulting fees and other expenses for domestic and foreign market growth during that period. The 2001 third quarter decrease was primarily a result of higher selling expenses in the 2000 third quarter related to expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into certain Asian markets.

      Total operating expenses increased $795,513 for the 2001 nine month period and decreased $72,240 for the 2001 third quarter compared to the 2000 comparable periods. Total operating expenses were 68.6% of sales in the 2001 nine month period and 53.9% for the 2001 third quarter, compared to 63.3% in the 2000 nine month period and 64.0% for the 2000 third quarter. Primarily, the 2001 nine month period increase was a result of expenses increased sales commissions and the establishment of overseas distribution. The 2001 third quarter decrease was primarily the result of decreases in selling expenses, as described above.

      Our net loss increased $628,858 during the 2001 nine month period and decreased $338,477 for the third quarter compared to the same periods in 2000. We recorded a loss per share of $0.08 for 2001 nine month period compared to a loss per share of $0.09 for the 2000 nine month period. Our loss per share was $0.01 for the 2001 third quarter compared to $0.05 for the 2000 third quarter. Management expects losses to decrease in the next quarter as we increase sales in our foreign markets.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues, loans and sales of our common stocks. For the quarter ended September 30, 2001, we had no net cash on hand with $632,746 in total current assets compared to no cash on hand and $600,718 total current assets for the year ended December 31, 2000. Our total current liabilities were $791,566 for the 2001 third quarter compared to total current liabilities of $2,075,383 for the 2000 fiscal year. The drop in total current liabilities is primarily the result of conversion of long term debt into common stock.

      As of December 31, 2000, our principal commitments consisted of notes payable and office equipment leases. Future minimum capital lease payments totaled $3,446 through the year 2002, future minimum payments on notes payable were $1,274,049 through 2001 and future minimum payment on operating leases was $258,357 through 2002.

      Net cash used for operating activities was $1,608,754 for the 2001 nine month period compared to $1,101,571 in the 2000 nine month period. Net cash used by investing activities, related to payments for property and equipment, was $109,496 for the 2001 nine month period compared to $331,119 for the 2000 nine month period. Cash flows provided by financing activities, which came primarily from loans, were $1,718,250 for the 2001 period compared to $1,249,621 for the 2000 period,.

      We historically have converted our loans into equity. In May 2001 we sold 7,500,000 common shares for $2,550,000 in cash and conversion of debt. We received $415,000 and used an additional $514,300 to satisfy notes payable and anticipate receiving additional cash proceeds of $470,700 from this private placement. In February 2001 we issued 6,677,230 shares to related parties for debt conversion of $1,981,713 of principle and $21,456 of accrued interest. During 2000 we received an aggregate of $2,274,049 in loans from related parties and later negotiated settlements of notes payable totaling $2,500,000, converting the debt into 2,400,000 common shares.

      Management anticipates that private placements of our common stock and/or loans from related parties may provide additional capital. Any future private placements of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions at the time. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      We have historically relied on loans from related parties, such as, officers, directors and shareholders. However, these persons are not obligated to provide funds. If we fail to raise the necessary funds through private placements, we anticipate we will require third-party loans. We may repay these loans and advancements with cash, if available, or we may convert them into common stock. At this time we have not investigated the availability, source and terms for third-party financing and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

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

      In addition, we have entered into agreements with independent distributors and suppliers located in Australia, New Zealand and Japan and may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

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


                   PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 15, 2001, our Board authorized the buy back of 4,052,890 common shares from five shareholders. The Board then retired the shares to the corporate treasury, reducing our issued and outstanding by that number.

Sale of Unregistered Securities

      The following describes the securities we sold without registration during the third quarter of 2001 through a recent date.

      On July 5, 2001, we issued 200,000 common shares to Daniel W. Jackson in consideration for legal services valued at $28,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On July 12, 2001, we issued 400,000 common shares to Mountain View Investsments & Consulting LC in consideration for consulting services valued at $60,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On August 14, 2001, we issued 70,000 common shares to Donald R. Mayer to satisfy an outstanding debt of $60,000 related to liability insurance we had purchased. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On October 31, 2001, we issued 40,000 common shares to the Ron C. Touchard Separate Property Trust. These shares were issued in consideration for services rendered related to down line development, valued at approximately $35,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In connection with the issuance of our securities, we believe that the purchaser (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws,
(iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, in light of the foregoing, the sale of our securities to the acquirer did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


ITEM 5.  OTHER INFORMATION

      As of November 1, 2001, we had 30,000 active distributors worldwide. During the third quarter ended September 30, 2001, we launched the following new products:
      .      Mastic, an essential oil and/or powder;
      .      Garden Basket of Essential Oils, which includes eight essential oils;
      .      Breakin Ground Volume 2, our education package designed to help children and adults enhance their learning capabilities; and
      .      new distributor kits which include point of purchase display, audio cassettes, product videos, brochures and a new "Getting
             Started" manual.
      We also opened our customer service/distributor training center in Tokyo, Japan in August of 2001.

      On June 8, 2001, our Board appointed Sharmon L. Smith to our board of directors to serve until our next annual meeting of shareholders. Mr. Smith is the President and founder of Tapdog.com LLC, which is a company that provides Internet and business consulting. From August 1998 to March 1999 he was employed as a Internet consultant for Fortune Financial. From January 1996 to August 1998 he was employed as an Executive Vice President of iMall, Inc. providing operational management. He earned a Masters degree in Business Administration from Brigham Young University located in Provo, Utah.

      In October 2001 Richard F. Wogksch resigned as our Chief Financial Officer and Director to pursue other interests.

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



                                    WHOLE LIVING, INC.



Date    11/19/01                By: /s/ Ronald K Williams
      --------------------         -------------------------------
                                       Ronald K. Williams
                                       President and Director



Date    11/19/01                By: /s/ Sharmon L. Smith
     ----------------------        ------------------------------
                                       Sharmon L. Smith
                                       Director