Form 10KSB
period 2001-12-31
WHOLE LIVING INC
filed 2002-04-15
CIK 1091983

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2001

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

State issuer's revenue for its most recent fiscal year: $5,965,325

As of April 10, 2002, the registrant had 24,044,340 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $4,918,572.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [_]___ No [X ]

                        TABLE OF CONTENTS

                              PART I

Item 1.   Description of business...........................................3
Item 2.   Description of property..........................................11
Item 3.   Legal proceedings................................................11
Item 4.   Submission of matters to a vote of security holders..............11

                             PART II

Item 5.   Market for common equity and related stockholder matters.........11
Item 6.   Management's discussion and analysis.............................15
Item 7.   Financial statements.............................................19
Item 8.   Changes in and disagreements with accountants ...................38

                             PART III

Item 9.   Directors and executive officers; compliance with Section 16(a)..38
Item 10.  Executive compensation...........................................39
Item 11.  Security ownership of certain beneficial owners and management...41
Item 12.  Certain relationships and related transactions...................41
Item 13.  Exhibits and reports on Form 8-K.................................42





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

                              PART I

                         ITEM 1: BUSINESS

HISTORICAL DEVELOPMENT

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

      In addition, the Surgeon General of the United States and the Physicians Committee for Responsible Medicine have both concluded that the key to good health is proper diet (defined in part as fruits, vegetables, nuts, seeds, legumes and whole grains, as opposed to processed foods), plenty of water and regular exercise.

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

      Whole Foods. We promote an appreciation for earth's bounties and encourage eating real foods, such as, fresh fruits and vegetables, legumes and grains. Our line of Whole Foods snacks and meal replacements are convenient and enjoyable and reduce or eliminate the need for nutritional supplements.
We believe that pills and supplements cannot replace Whole Foods and that twenty first century convenience foods provide a high-fat, high-sugar, low-fiber diet which may have resulted in increased cancer, heart disease and obesity rates.

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

Pulse is packaged loose both individual and in family size canisters. The ingredients used in Pulse are combined in specific mathematical ratios which we believe are based on a 2500 year old formula which originated in Biblical
times.  (See, Chapter 1 of the King James version of Daniel.)   We believe
nutritional science is strongly pointing to frequent snacking throughout the day as opposed to "three square meals." Pulse may be used as a snack or a meal replacement. Pulse has the proteins, fibers, carbohydrates and other nutrients needed in a healthy diet and comes in four different flavors. Pulse also is an integral part of our weight-loss program called "Daniel's 10-day Challenge." Our other major Whole Foods snack products include Parched Pulse and Brain Grain. For the 2001 fiscal year, approximately 32% of our product sales was derived from our Whole Foods snack products and 38% was derived from our weight-loss program.

      Our Whole Learning products include our interactive educational programs which provide learning tools for learners from kindergarten through adulthood. These programs are multi-sensory and interactive and are designed to involve the creative imagination of the learner. We believe the "rote learning" model of education has been used to routinize the learning process and control the mind set of the learner. We believe rote learning fails to recognize the individuality of learners, stifles creativity and robs the human mind. We believe our programs offer a clear, imaginative alternative for learners of all ages. These Whole Learning products accounted for 1% of our sales during fiscal year 2001.

      Our Whole Living product line includes essential oils, and chemical-free personal and home-care products which are made from the oils and tissues of plants. We believe that what is put on the skin is passed through the skin and finds its way into other tissues in the body. Therefore, an individual should not put anything on the body that cannot also be put in the body.

      Our Essential Oils and Earthborn Creations personal care line of products provide health benefits for the user of these natural plant oils found in the tissues of aromatic plants. These products are designed to be applied topically to the body for therapeutic relief. Our Earthborn Creations products include creams, lotions, cleansers and shampoos made from essential oils and mixing powders that are all natural and chemical-free, and made entirely from plants. Our most popular personal care product is Pro L'eve which is a full strength progesterone cream made from wild yams, soy and other natural ingredients. Pro L'eve is designed for women who experience hormone imbalance. The Earthborn Creations personal care, essential oils and associated products were approximately 15% of our revenues for the fiscal year 2001.

      Product Guarantees. We provide a 100% satisfaction guarantee. For fourteen (14) days from the date of purchase, our product return policy allows a retail purchaser to return any product to us for a full refund. After fourteen (14) days from the date of purchase, the return privilege is in our discretion. If, for any reason, the customer of a distributor does not want to keep a product purchased by the customer from the distributor, we encourage the distributor to take back the product and either replace it with another product or return the customer's money, whichever the customer prefers. We charge 15% of the purchase price as a restocking fee for return of a product which is not faulty.

      If, for any reason, and within fourteen (14) days, the distributor does not want to keep a product purchased by that distributor, in accordance with our fourteen-day return policy, we will replace the product or take back the product and reimburse the distributor for the product, whichever the distributor prefers. We warrant any item that is not date stamped for a period of one year. Our product return policy is a material aspect of the success of the distributors in developing a retail consumer base. Our experience with actual product returns has averaged approximately 1% of sales for the 2001 and 2000 fiscal year.

      Product Liability. We maintain an insurance policy for product liability claims with a $1,000,000 per claim and $2,000,000 annual aggregate limit.

Distribution Network

      We have sales offices located in American Fork, Utah; Clear Island, Queensland, Australia; and Tokyo, Japan. We buy product from our third-party suppliers (See, "Raw Materials and Suppliers," below) and warehouse the majority of the bulk food product at our facility here in the United States. The bulk product is either prepared for product orders here in the United States or shipped to Australia, Canada, New Zealand or Japan and the final fulfillment is accomplished at those locations.

      Distributors pay for products prior to shipment, therefore we carry minimal accounts receivable. Distributors place orders by phone using an automated system or by placing the order with our order takers. They usually pay for the products with a credit card. Less than 2% of our sales are paid for with cash. Typically, we experience back orders with less than 1% of our orders.

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

      Network marketing companies and their marketing plans have been around for over 50 years. Many of the founding companies in this industry such as Amway, Mary Kay, and Shaklee, have not made significant changes to their marketing plans for decades. During the 1970's, 1980's and into the 1990's, new companies in the industry such as Nu Skin Enterprises, Neways, Natures Sunshine Products, Melaleuca, and many others have taken aspects of these original marketing plans and added various twists and/or changes in order to make their compensation plans more rewarding for distributors.

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

      Under our system, which we call the 2-Infinity Plan, any distributor on any level can receive compensation. Each individual distributor can qualify for compensation on a monthly basis. Therefore, if they qualify by purchasing or retailing the requisite quantity of product and establishing the necessary number of legs, a distributor could receive compensation in his or her first month with Whole Living.

      We combine the 2-Infinity Plan with what we call a "deep generational pay program." Generational pay programs are currently being used by Young Living Essential Oils, Neways, LifeForce International and New Vision. Under a generational program, a distributor receives a small percentage from other distributors that are brought on line below them, both directly and indirectly via the "legs." In our system, this generational concept is tied into our Captain, Team Captain and All Star classifications. As a distributor gains more "qualified legs" which qualify through monthly purchasing volume, his status changes and his percentage of generational compensation increases.

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

      A distributor must establish personal volume ("PV"), and active legs to create group volume. If one person in a leg sells the defined minimum monthly
volume or PV, that leg becomes "active."   To obtain the rank of Captain, a
distributor must have of at least 100 or 150 PV, depending on certain programs which are available, have three active legs with each generating at least 600
in group volume and have a total group volume of 3,000.   A Team Capatian
requires 100 or 150 PV, three active legs each generating at least 3,000 in group volume, and a total group volume of 12,000. An All Star must have the 100 or150 PV, three active legs with 12,000 group volume per leg and a total group volume of 40,000. A distributor's rank may vary from month to month based upon the increase and decrease in his or her monthly volume.

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

      By combining the 2-Infinity Plan with this deep generational pay program, we believe our Unigen Plan takes the best aspects of each approach and combines them into a new, more competitive distributor compensation plan. Several companies have developed and implemented plans similar to ours, such as Young Living Essential Oils, New Vision and LifeForce International. We believe that our approach, while similar to these approaches, improves on their models and represents a competitive advantage for our distributors. It is designed to offer a simple method for a distributor to earn compensation from development of his or her business. As the distributor is rewarded financially, he or she is motivated to continue developing an organization and, as a result, we continue to grow.

      For management purposes such as product purchasing, sales estimating, forecasting, and incentive planning, we use a second distributor definition known as currently "active distributors" which includes those distributors who, by their recent level of activity, are most likely to purchase products and sell our products in the near future. We use the last six months as the critical time frame within which we classify any distributor who has purchased any products from us as "active." As of December 31, 2001 approximately 40,000 of our distributors fell into this category, with 28 distributorships at the Team Captain level and 13 at the All-Star executive distributor levels, which are our two highest executive distributor levels. These distributorships have extensive downline networks and account for the majority of our revenue.

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

      Rules Affecting Distributors. A potential distributor must enter into a standard distributor agreement which obligates the distributor to abide by our policies and procedures. Any person who wishes to can join us as a distributor to purchase products for personal use or to build a down line sales organization. In order to become a distributor, a person must purchase a Garden Starter Kit which sells for $39.95 in the United States. The Garden Starter Kit provides the new distribution with basic literature, a product video, a "Message of Life" video, product samples, a Pulse Party web site, training materials, guidelines, order forms, price lists, party plan information and handouts, and other helpful literature. The price and contents of the Garden Starter Kit vary in each of our foreign markets. The sale of these materials and other business tools account for 10% of our revenues. No distributor is required to purchase a large inventory of products when he/she starts. However, in order to receive compensation as a distributor and thereby become "active," personal monthly purchases/sales are required.

       Our standard distributor agreement and policies and procedures, which outline the scope of permissible distributor marketing activities, are posted on our web site and the compensation plan is provided in every Garden Starter Kit. Our distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing and prudent business policies and procedures. Distributors are independent contractors and are thus prohibited from representing themselves as our agents or as employees of Brain Garden. Distributors are obligated to present our products and business opportunity ethically and professionally. Distributors agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a distributor will be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

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

Markets

      We provide functional food products which are natural foods that are eaten to achieve particular effects in the body. The nutritional supplement industry (supplements, herbs, etc.) has been flat in recent years while functional foods has experienced growth. Based upon our informal review of our market, we believe the functional foods industry is approximately $10 billion dollars and has experienced growth rates over the past several years of well over 20% per year.

      Internet. We include a "Pulse Party" web site with each Garden Starter Kit. This web site gives each independent distributor an immediate online presence and personal URL for their business. Features on this web site include company information, flash presentation, online registration of new distributors, online product ordering, online customer service and a "contact me" function that allows anyone visiting the site to contact, via email, the distributor directly. Also featured on the Pulse Party site is the BG Backroom. This site is exclusively for Brain Garden(TM) distributors and is password protected. In the BG Backroom, distributors have access to up-to-the-minute company news, product tracking, product information, and a frequently asked questions page, among other things.

      Foreign Markets. We launched operations in Australia in October 2000 and as of December 31, 2001 we had approximately 20,000 active distributors there. In January 2001 our management team toured Japan and held meetings with potential independent distributors to establish leaders in each of these cities. In March 2001, the management team returned to Japan to officially start the pre-launch phase of Brain Garden Japan. By Novebmer 2001 we had completed the necessary procedures to recruit distributors in Japan. Management anticipates future growth in foreign markets and in the fall of 2001 began business development operations in Korea.

Product Development.

      We are committed to expanding our Whole Foods - Whole Learning - Whole Living product lines with products that are easy to use, easy to sell and which are effective. During fiscal year 2001 we did not have costs related to research and development. However, we anticipate that the launch of our foreign markets will increase the potential for further research and development of our product lines. In addition, we are examining relationships with international banks to supply online banking services between Whole Living and our foreign distributors.

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

      Our Whole Foods snack products compete with "health bars" and nutritional supplements offered by companies such as Amway, Nu Skin Enterprises, Inc., Nature's Sunshine Products and Shaklee. Big Planet and Amway offer educational products which compete with our Whole Learning product line. Nu Skin, Amway and Young Living Essential Oils dominate the essential oils and personal care product market for our Whole Living products.

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

      Network Marketing Companies. We also compete for distributors with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. The dominant network marketing companies in our existing markets are Amway Corporation and Nu Skin Enterprises, Inc. We also compete with many smaller network marketing companies who offer personal care products. We compete for new distributors on the strength of our product line, compensation plan and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as we believe, this channel of distribution expands over the next several years.

Raw Materials and Suppliers

      During the fiscal year 2001, a majority of our products were produced by manufacturers unaffiliated with us and the products were produced according to specifications provided by us or developed by the manufacturers for us. Then in January 2002 we began to manufacture all of our Whole Food snack products and weight loss products in house.

      During 2001 we used approximately twelve major suppliers and vendors for food ingredients, packaging, and printing. Future 500 Corporation, a food processing and packaging company (the "Future 500") and Jensen's Choice Foods located in Huntingdale, Victoria, Australia, supplied approximately 75% of our food products. In September 1999 we renegotiated our contract with Future 500 which required Future 500 to provide us with fresh food products manufactured to our specifications. In March 2001 we engaged Jensen's Fine Foods as a supplier of our pulse food products in our Australian and Japan market.

      Since our shift to in-house manufacturing in 2002, we no longer use Future 500 Corporation or Jensen's Choice Foods. We have more freedom to use any supplier we wish, which gives us more control over our product costs, quality and the time line for deliver. We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the market place. We maintain our product inventory using a system in which we keep a 4-8 week inventory based on the product's anticipated movement.

Trademarks, Patents and Intellectual Property

      We have secured trademark protection for Brain Garden(TM). We are in the process of securing trademarks for our Brain Garden logo, Sol Saltz, Earthborn Creations, Daniel's Pulse and are considering protection for several other product names. We consider our trademark protection to be very important to brand name recognition and distributor and consumer loyalty to our business. We intend to register our important trademarks in the United States. In addition, a number of our products utilize proprietary formulations, but we do not own any patents for these products.

Government Regulations

      Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities in the United States, Canada, Australia and Japan. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often (i) impose certain cancellation/product return, inventory buy-backs and "cooling-off" rights for consumers and distributors,
(ii) require us or our distributors to register with the governmental agency,
(iii) impose certain requirements on us, and/or (iv) impose various requirements, such as requiring distributors to have certain levels of retail sales to qualify to receive commissions. The purpose of these laws and regulations is to ensure that distributors are being compensated for sales of products and not for recruitment of new distributors. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in Canada and Japan the government does not allow distributors to purchase product for resale. All products purchased by consumers in these countries must be purchased for personal use only.

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

Employees

      We have 42 full time employees and 5 part-time employees in the United States, Australia and Japan. Nine of these employees directly support the distributor network. We do not anticipate increasing the number of employees at this time. However, if we experience significant growth, we may be required to hire new employees as necessary. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good and we have not experienced any work stoppages.


                        ITEM 2: PROPERTIES

      We lease 8,122 square feet of office space from KL Partners American Fork II, LLC. The office space is located in an office park in American Fork, Utah. The term of the lease is for 30 months and expires on July 31, 2002.
We pay a minimum monthly fee of $12,317 for such lease.


                    ITEM 3: LEGAL PROCEEDINGS

      We are involved in various disputes and legal claims arising in the normal course of our business. In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.


                             PART II

 ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is listed on the NASD OTC Bulletin Board under the symbol "WLIV." The following table represents the range of the high and low bid prices, converted to decimals, of our stock as reported by the Nasdaq Trading and Market Services for the past two fiscal years. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We cannot ensure that an active public market will develop in our common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

            Year        Quarter Ended           High            Low
           -------      --------------        --------        --------
            2000        March 31              $ 5.00            $ 2.50
                        June 30                 3.75              1.00
                        September 30            3.00              0.75
                        December 31             2.13              0.56

            2001        March 31              $ 0.81            $ 0.38
                        June 30                 0.53              0.26
                        September 30            1.10              0.30
                        December 31             0.77              0.36

      As of April 10, 2002, we had approximately 112 shareholders of record, with 24,044,360 common shares outstanding. As of that date, 4,797,383 shares were restricted securities, as that term is defined by Rule 144, and 19,246,957 shares were unrestricted.

      Our shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the
definition on the basis of price   at least $5.00 per share   or the issuer's
net tangible assets. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

      For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Dividends

      We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. In addition, it is anticipated that the terms of future debt and/or equity financing may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on the common stock is unlikely. However, payment of future dividends will be determined from time to time by our board of directors, based upon our future earnings, financial condition, capital requirements and other factors. We are not presently subject to any restriction on our present or future liability to pay any dividends.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us within the past three years without registration:

      On January 14, 2002 we issued an aggregate of 40,000 common shares to three individuals. We issued 10,000 shares to Daniel Penoel for consulting services valued at approximately $2,500. We issued 5,000 common shares valued at approximately $1,250 to Chris Neville as compensation for services rendered to Brain Garden Australia. Richard F. Wogksch received 25,000 shares valued at $6,250 as severance compensation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On October 15, 2001 we granted options to thirteen employees to purchase an aggregate of 350,000 common shares at an exercise price of $0.50. The
options expire October 15, 2004.   We relied on an exemption from registration
for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

      On September 20, 2001 we granted options to purchase an aggregate of 875,000 common shares at $0.50 per share to five members of our senior management. The options expire September 20, 2006. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On September 10, 2001 we granted options to purchase an aggregate of 370,000 common shares at an exercise price of $0.50 to eleven employees as compensation. The options expire September 10, 2004. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On August 14, 2001 we issued 70,000 common shares to Donald R. Mayer, President of Universal Business Insurance to cancel a debt owed to that company in the amount of $49,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

      On July 12, 2001 we granted options to purchase an aggregate of 750,000 common shares to senior management. We granted options to purchase 300,000 shares to Ronald K. Williams, options to purchase 200,000 shares to Douglas J. Burdick, options to purchase 150,000 shares to Sharmon Smith, options to purchase 50,000 shares to Danny Erickson and options to purchase 50,000 shares to John Hunter. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On July 12, 2001, we issued 400,000 common shares to Mountain View Investments and Consulting, L.C. in consideration for consulting services valued at approximately $172,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

      On July 5, 2001 we issued 200,000 common shares to Daniel W. Jackson in consideration for legal services valued at $86,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On June 18, 2001, we issued 150,000 common shares, valued at $48,000, to Don Tolman for business consulting services rendered. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On June 14, 2001, we issued 40,000 common shares, valued at $12,800 to Doug Burdick in consideration for business consulting services. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On May 15, 2001, we sold an aggregate of 7,500,000 common shares to six investors for $2,550,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

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

      On January 8, 2001, we issued 250,000 common shares valued at approximately $125,000 to Mutual Ventures Corporation in consideration for business consulting services. On that same date we issued 50,000 common shares to Daniel W. Jackson in consideration for legal services valued at approximately $25,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On February 8, 2001, we issued 500 shares valued at $250 to Bill Church for services rendered under a distributor agreement. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

      On November 27, 2000, we issued 500 shares valued at $500 to Harry Collins pursuant to a distributor agreement. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of
Section 4(2) as a private transaction not involving a public distribution.

      On September 13, 2000 we granted warrants to purchase 800,000 common shares to Columbia Financial Group, Inc. in consideration for investor relations services. The warrants were valued at $272,000 in 2001 when the services were performed, have an exercise price of $2.00, later reduced to $0.50, and expire through September 2005. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

      On September 11, 2000, we issued an aggregate of 235,000 common shares valued at $235,000 to three independent distributors pursuant to distributor
agreements.   We issued 75,000 shares to Earl Shaw, 85,000 shares to Dennis
Windsor and 75,000 shares to Dwight Johnson. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of
Section 4(2) as a private transaction not involving a public distribution.

      On August 1, 2000, we issued 35,000 common shares to Donald Mayer, President of Universal Business Insurance to cancel a debt of $23,500 payable to Universal Business Insurance. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

      On July 21, 2000, we issued 1,200,000 common shares valued at $600,000 to Development Specialties, Inc. to satisfy a note payable. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

      On July 21, 2000, we issued 800,000 shares valued at $400,000 to Capital Communications, Inc. to satisfy a note payable. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of
Section 4(2) as a private transaction not involving a public distribution.

      In March 2000 we issued 400,000 common shares to SGS Holdings, LLC for debt conversion of $500,000 cash. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

      In September of 1999, we issued 10,000 common shares, valued at $15,000, to Universal Business Insurance in consideration for an insurance policy. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

      On July 13, 1999, we issued 400,000 common shares to SGS Holdings, LLC to satisfy certain promissory notes, with interest, of $207,958. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

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


           ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

      Generally, we have recorded operating losses for the most recent two fiscal years and at the year ended December 31, 2001 we had an accumulated deficit of $7,842,330. Our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. However, we plan to raise capital though public markets and to aggressively market our products.

      Generally, we recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of such goods. Revenue is net of returns, which have historically been less than 1% of sales. Distributor commissions are paid to several levels of distributors on each product sale. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. (See "Business - Distribution Network," below.) Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average has been approximately 41% of product sales.

Reverse Merger Treatment

      In May of 1999 Whole Living merged with Whole Living, Inc., a Utah corporation, doing business as Brain Garden(TM) ("Whole Living Utah"). Whole Living, the Nevada corporation, was the surviving entity following the statutory merger. The merger was accounted for as a "reverse merger" and the accounting survivor is Whole Living Utah. The reverse merger was completed through a tax free stock-for-stock exchange of 6,000,000 shares of the Whole Living's common stock for all the outstanding stock of Whole Living Utah. For accounting purposes, Whole Living was acquired for approximately 4.3 million shares in exchange for $800,000 of its net monetary assets, $650,000 of which were advances due from Whole Living Utah. The merger provided cash necessary to support the operations of Whole Living Utah prior to the merger and the operations of Whole Living after the merger.

Results of Operations

      The following table summarizes operations for the three month periods ended March 31, 2001 and 2000 and the fiscal year ended December 31, 2001 and 2000.


                                                    Year ended December 31,
                                                      2001          2000
                                                  ------------- -------------
Revenues                                          $  5,965,325  $  5,198,835
Cost of Sales                                        4,339,104     3,881,351
                                                  ------------- -------------
Gross Profit                                         1,626,221     1,317,484
                                                  ------------- -------------

Selling Expense                                        952,714       898,143
General & Administrative                             4,625,766     2,536,985
                                                  ------------- -------------
   Total Operating Expense                           5,578,480     3,435,128
                                                  ------------- -------------

Operating Income (Loss)                             (3,952,259)   (2,117,644)
                                                  ------------- -------------

Total Other Income (Expense)                           (14,138)       (4,149)
                                                  ------------- -------------

Net Income (Loss)                                 $ (3,966,397) $ (2,121,793)
                                                  ============= =============

Net Loss per share                                $     ( 0.20) $      (0.18)


YEARS ENDED DECEMBER 31, 2001 AND 2000

      Sales increased $766,490 for the 2001 year compared to the 2000 year. The increased revenues were a result of the development of our distributor network, particularly the expansion of our distributor network into Japan in the last half of the 2001 fiscal year.

      Cost of sales consists primarily of the cost of procuring and packaging products and sales commissions to our independent distributors, the cost of shipping product to distributors in Australia, plus credit card sales processing fees. Cost of sales increased $457,753 for the 2001 year compared to the 2000 year. They were 72.7% of sales for the 2001 year compared to 74.7% of sales for the 2000 year. The 2001 year increase was primarily the result of the implementation of the company-wide "Retail Bonus Pool" commission plan, which significantly increased our commission payout on sales to new customers in order to increase the size of our overall customer and distributor base. Accordingly, our gross profit increased $308,737 in the 2001 year compared to the 2000 year.

      Selling expenses, which includes marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $54,571 for the 2001year compared to 2000 year. This increase was primarily attributable to consulting fees and other expenses for domestic and foreign market growth during 2001. Selling expenses for 2001 were 16.0% of sales compared to 17.3% of sales for 2000.

      General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $2,088,781 for the 2001 year compared to the 2000 year. These expenses increased because of: 1) start up costs involved in establishing distribution in Australia and New Zealand; 2) costs attributed to product manufacturing in Australia and; 3) the increase in the number of employees and other resources required to service the growth in company revenues.

      As a result of the above changes in operations, our total operating loss
increased $1,834,615 for 2001 compared to 2000.   The loss was primarily the
result of : 1) increased sales commissions resulting from implementation of the company's Retail Bonus Plan; and 2) expenses of establishing and preparing to establish overseas distribution.

      Total other expense increased $9,989 for 2001 compared to 2000. These expenses increased primarily as a result of interest expense related to debt financing.

      Our net loss increased $1,844,604 for 2001compared to 2000. We recorded a net loss per share of $0.20 for 2001 compared to a loss per share of $0.18 for 2000. Cash to fund operating losses came primarily from loans. Management expects operating losses to continue in the next quarter as the company continues to invest in expansion of its overseas distribution.

YEARS ENDED DECEMBER 31, 2000 AND 1999

      Revenues increased $1,572,900 for the 2000 year from the 1999 year. The increased revenues were a result of the development of our distributor network, particularly the expansion of our distributor network into Australia and New Zealand in the last half of 2000.

      Cost of sales were 74.7% of revenues for 2000 compared to 73.3% of revenues for 1999. Even though we implemented company-wide commission plans, which significantly increased our commission payout on sales to new customers, the increase in commissions paid out was offset by the results of better product procurement in 2000.

      Selling expenses increased $539,707 from 1999 to 2000 and were 17.3% of revenues in 2000 compared to 9.9% of revenues in 1999. This increase was primarily the result of recognizing selling and marketing costs associated with expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into Japan. Some selling and marketing expenses saw a decrease attributable to the implementation of tighter operating budgets during a period of significant sales growth.

      Research and development expenses declined from $17,520 in 1999 to a negligible amount during 2000.

      General and administrative expenses increased $296,672 from 1999 to 2000. These expenses increased because of: 1) start up costs involved in establishing distribution in Australia and New Zealand; and, 2) the increase in the number of employees and other resources required to service the growth in company revenues.

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

      Net losses increased $422,910 from 1999 to 2000 and we recorded a net loss per share of $(0.18) for the 2000 fiscal year. Cash to fund operating losses came primarily through loans from related parties. Management expects operating losses to continue into the first quarter of 2001 as we continue to invest in expansion of our overseas distribution.

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

Liquidity and Capital Resources

      We have funded our cash requirements primarily through sales, loans and private placements of our common stock. For the year ended December 31, 2001, we had $96,232 cash on hand with $698,100 in total current assets compared to no cash on hand and $600,718 total current assets for the year ended December
31, 2000.   Our total current liabilities were $1,393,128 at the 2001 year compared to total current liabilities of $2,075,383 at the 2000 year.

      As of December 31, 2001, our principal commitments consisted of notes payable and operating leases. Future minimum payments on notes payable were $544,453 through 2002. Future minimum payments on operating leases for vehicles, office space and warehouse space were $186,285 through 2003.

      Net cash used for operating activities was $2,101,045 at the year ended December 31, 2001 compared to $1,708,133 for the year ended December 31, 2000. Net cash used by investing activities was $123,598 for the 2001 year compared to $363,229 for the 2000 fiscal year. These investments were primarily related to equipment and cash paid for deposits.

      Net cash provided by financing activities was $2,320,875 for the 2001 year compared to $1,888,293 for the 2000 fiscal year. In May 2001we sold 7,500,000 common shares to six accredited investors for $2,550,000 in cash. During 2001 we received cash from debt financing of $1,990,373 primarily from shareholders and management. In addition, during the 2000 year we borrowed $1,934,049 from related parties. In February 2001 we issued 6,677,230 shares to eight accredited investors to convert a portion of these notes payable totaling $2,004,678. These loans were primarily from shareholders with interest rates varying from 9% to 10.5%. Then on October 15, 2001, our Board authorized the buy back of 4,052,890 common shares for $1,500,000 from five of the shareholders. The Board then retired the shares to the corporate treasury, reducing our issued and outstanding by that number.

      Management anticipates that additional capital will be provided by future loans or private placements of our common stock. We expect to issue private placements of stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing from related or third parties. We have not investigated the availability, source and terms for external financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      We have entered into agreements with independent distributors and suppliers located in Australia, Canada, New Zealand and Japan and may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries.


                   ITEM 7: FINANCIAL STATEMENTS

                        WHOLE LIVING, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2001 and 2000

                         C O N T E N T S


Auditors' Report........................................................... 3

Consolidated Balance Sheets................................................ 4

Consolidated Statements of Operations...................................... 6

Consolidated Statements of Stockholders' Equity............................ 7

Consolidated Statements of Cash Flows...................................... 8

Notes to the Consolidated Financial Statements............................. 9

                           CHISHOLM & ASSOCIATES
a Professional         Certified Public Accountants      Office (801)292-8756
Corporation                   P.O. Box 540216              Fax (801) 292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________






                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying consolidated balance sheets of Whole Living, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Living Inc. as of December 31, 2001 and 2000 and the consolidated results of its operations and cash flows for the years then in conformity with generally accepted accounting principles in the United States of America.

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



/s/ Chisholm & Associates

Chisholm & associates
North Salt Lake, Utah
March 14, 2002

                        WHOLE LIVING, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                          December 31,
                                                       2001           2000
                                                   ------------- -------------
CURRENT ASSETS

  Cash                                             $     96,232  $          -
  Accounts receivable                                    50,000        13,627
  Receivables - other                                    19,855             -
  Inventory                                             511,846       480,618
  Prepaid expenses                                       20,167       106,473
                                                   ------------- -------------

     Total Current Assets                               698,100       600,718
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, Net                             347,206       472,528
                                                   ------------- -------------

OTHER ASSETS

  Goodwill                                               17,318        25,976
  Distributor lists                                           -        64,600
  Deposits                                               55,010        18,906
                                                   ------------- -------------

     Total Other Assets                                  72,328       109,482
                                                   ------------- -------------

     TOTAL ASSETS                                  $  1,117,634  $  1,182,728
                                                   ============= =============




The accompanying notes are an integral part of these consolidated financial statements.

                        WHOLE LIVING, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                        2001         2000
                                                   ------------- -------------

CURRENT LIABILITIES

  Bank overdraft                                   $          -  $    121,073
  Accounts payable                                      516,308       432,683
  Accrued expenses                                      332,287       244,452
  Current portion of long-term liabilities              544,533     1,277,175
                                                   ------------- -------------

     Total Current Liabilities                        1,393,128     2,075,383
                                                   ------------- -------------

LONG-TERM LIABILITIES

  Notes payable - related party                         544,453     1,274,049
  Capital lease obligations                                  80         3,446
  Less current portion                                 (544,533)   (1,277,175)
                                                   ------------- -------------

     Total Long-Term Liabilities                              -           320
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

  Common stock, authorized 50,000,000 shares
   $0.001 par value, issued and outstanding
   24,004,340 and 13,379,500 shares, respectively        24,005        13,380
  Additional paid-in capital                          7,742,831     2,969,578
  Retained earnings                                  (7,842,330)   (3,875,933)
  Subscription receivable                              (200,000)            -
                                                   ------------- -------------

     Total Stockholders' Equity                        (275,494)     (892,975)
                                                   ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,117,634  $  1,182,728
                                                   ============= =============





The accompanying notes are an integral part of these consolidated financial statements.

                        WHOLE LIVING, INC.
              Consolidated Statements of Operations


                                                       For the Year Ended
                                                           December 31,
                                                         2001        2000
                                                   ------------- -------------

REVENUES                                           $  5,965,325  $  5,198,835

COST OF SALES                                         4,339,104     3,881,351
                                                   ------------- -------------

GROSS PROFIT                                          1,626,221     1,317,484
                                                   ------------- -------------

SELLING EXPENSES                                        952,714       898,143

GENERAL AND ADMINISTRATIVE EXPENSES                   4,625,766     2,536,985
                                                   ------------- -------------

TOTAL OPERATING EXPENSES                              5,578,480     3,435,128
                                                   ------------- -------------

OPERATING INCOME/(LOSS)                              (3,952,259)   (2,117,644)
                                                   ------------- -------------
OTHER INCOME AND (EXPENSES)

  Interest expense                                      (16,115)      (13,015)
  Interest income                                         1,977         8,866
                                                   ------------- -------------

     Total Other Income and (Expenses)                  (14,138)       (4,149)
                                                   ------------- -------------

INCOME/(LOSS) BEFORE INCOME TAXES                    (3,966,397)   (2,121,793)

PROVISION FOR INCOME TAXES                                    -             -
                                                   ------------- -------------

NET INCOME/(LOSS)                                  $ (3,966,397) $ (2,121,793)
                                                   ============= =============

NET LOSS PER SHARE                                 $      (0.20) $      (0.18)
                                                   ============= =============

WEIGHTED AVERAGE OUTSTANDING SHARES                  21,232,270    12,101,958
                                                   ============= =============


The accompanying notes are an integral part of these consolidated financial statements.


                             WHOLE LIVING, INC.
               Consolidated Statement of Stockholders' Equity
               For the Years Ended December 31, 2001 and 2000


                                                  Additional                  Retained
                              Common Stock          Paid-In    Subscription   Earnings
                          Shares        Amount      Capital     Receivable    (Deficit)
                       ------------- ------------ ------------- - --------- -------------
Balance,
December 31, 1999        10,709,000  $    10,709  $  1,213,249  $        -  $ (1,754,140)

March 2000 - shares
 issued for conversion
 of notes payable at
 $1.25 per share            400,000          400       499,600           -             -

June 2000 - shares
 issued for conversion
 of notes payable at
 $0.50 per share          2,000,000        2,000       998,000           -             -

August 2000 - shares
 issued for insurance
 policy at $0.67 per
 share                       35,000           35        23,465           -             -

September 2000 - shares
 issued for distributor
 agreements at $1.00
 per share                  235,000          235       234,765           -             -

November 2000 - shares
 issued for stock
 incentive program at
 $1.00 per share                500            1           499           -             -

Net (loss) for the
 year ended
 December 31, 2000                -            -             -           -    (2,121,793)
                       ------------- ------------ ------------- - --------- -------------
Balance,
 December 31, 2000       13,379,500       13,380     2,969,578           -    (3,875,933)

January 2001 - shares
 returned and retired    (1,100,000)      (1,100)        1,100           -             -

January 2001 - shares
 issued for services
 at $0.50 per share         300,000          300       149,700           -             -

February 2001 - shares
 issued for services at
 $0.50 per share                500            1           249           -             -

February 2001 - shares
 issued for conversion
 of notes payable at
 $0.30 per share          6,677,230        6,677     1,998,001           -             -

May 2001 - shares
 issued  for cash at
 $0.34 per share          7,500,000        7,500     2,542,500           -             -

June 2001 - shares
 issued for services
 at $0.32 per share         190,000          190        60,610           -             -
                       ------------- ------------ ------------- - --------- -------------

Balance Forward          26,947,230  $    26,948  $  7,721,738  $        -  $ (3,875,933)
                       ------------- ------------ ------------- - --------- -------------



     The accompanying notes are an integral part of these consolidated financials statements.

                                     7

                             WHOLE LIVING, INC.
         Consolidated Statement of Stockholders' Equity (Continued)
               For the Years Ended December 31, 2001 and 2000


                                                  Additional                  Retained
                              Common Stock          Paid-In    Subscription   Earnings
                          Shares        Amount      Capital     Receivable    (Deficit)
                       ------------- ------------ ------------- - --------- -------------
Balance Forward          26,947,230  $    26,948  $  7,721,738  $        -  $ (3,875,933)

July 2001 - shares
 purchased and retired
 at $0.37 per share      (4,052,890)      (4,053)   (1,495,947)          -             -

July 2001 - shares
 issued for services
 at $0.43 per share         600,000          600       257,400           -             -

August 2001 - shares
 issued for services
 at $0.70 per share          70,000           70        48,930           -             -

October 2001 - shares
 issued for services at
 $0.60 per share             40,000           40        23,960           -             -

November 2001 - shares
 issued for cash at
 $0.50 per share            400,000          400       199,600    (200,000)            -

Stock options expense
 for 2001                         -            -       715,150           -             -

Warrant expense for 2001          -            -       272,000           -             -

Net loss for the year
ended December 31, 2001           -            -             -           -    (3,966,397)
                       ------------- ------------ ------------- - --------- -------------
Balance,
 December 31, 2001       24,004,340  $    24,005  $  7,742,831  $ (200,000) $ (7,842,330)
                       ============= ============ ============= =========== =============


     The accompanying notes are an integral part of these consolidated financial statements.


                                     8

                             WHOLE LIVING, INC.
                   Consolidated Statements of Cash Flows


                                                                 For the Year Ended
                                                                    December 31,
                                                                  2001        2000
                                                             ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                          $ (3,966,397) $(2,121,793)
  Non-cash items:
     Depreciation and amortization                                286,915      122,845
     Stock issued for services                                    542,050      259,000
     Options issued for services                                  715,150            -
     Warrants issued for services                                 272,000            -
  (Increase)/decrease in current assets:
     Accounts receivable                                          (56,228)     (11,079)
     Inventory                                                    (31,228)    (125,536)
     Prepaid expenses                                              86,306      (59,744)
  Increase/ (decrease) in current liabilities:
     Bank overdraft                                              (121,073)     121,073
     Accounts payable                                              83,625      104,205
     Accrued expenses                                              87,835        2,896
                                                             ------------- ------------

       Net Cash Provided (Used) by Operating Activities        (2,101,045)  (1,708,133)
                                                             ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for property and equipment                            (87,494)    (290,729)
  Cash paid for distributor lists                                       -      (65,100)
  Cash paid for deposits                                          (36,104)      (7,400)
                                                             ------------- ------------

       Net Cash Provided (Used) by Investing Activities          (123,598)    (363,229)
                                                             ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash paid for treasury stock                                 (1,500,000)           -
  Cash received from issuance of common stock                   2,550,000            -
  Cash received from debt financing                             1,990,373    1,934,049
  Cash paid on principal of long-term debt                       (719,498)     (45,756)
                                                             ------------- ------------

       Net Cash Provided (Used) by Investing Activities         2,320,875    1,888,293
                                                             ------------- ------------

INCREASE (DECREASE) IN CASH                                        96,232     (183,069)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        -      183,069
                                                             ------------- ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     96,232  $         -
                                                             ============= ============





     The accompanying notes are an integral part of these consolidated financial statements.


                                     9

                             WHOLE LIVING, INC.
             Consolidated Statements of Cash Flows (Continued)


                                                                For the Year Ended
                                                                    December 31,
                                                                  2001        2000
                                                             ------------- ------------

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest                                                   $          -  $       567
  Income taxes                                               $          -  $         -

NON-CASH FINANCING TRANSACTIONS

  Stock issued for services                                  $    542,050  $   295,000
  Stock issued for conversion of notes payable               $  2,004,678  $ 1,500,000
  Stock options issued for services                          $    715,150  $         -
  Warrants issued for services                               $    272,000  $         -



     The accompanying notes are an integral part of these consolidated financial statements.




                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2001 and 2000


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

     On November 30, 1998, the Company acquired many of the assets, lease obligations and much of the product line of Brain Garden. The acquisition was recorded using the purchase method of a business combination. Goodwill was recorded in the acquisition in the amount of $43,294 and will be amortized over 60 months. The Company paid $283,800 for the purchase of Brain Garden assets. The Company assumed leases in the amount of $14,500. The Company also assumed an operating lease for office space which expired during 1999.

     On May 24, 1999 the Company entered into an agreement to merge with Whole Living, Inc. a Nevada Corporation (WLN) which is a non-operating public company with cash of $150,000 and a note receivable of $650,000 from Whole Living, Inc. (Utah) for funds advanced in contemplation of the merger. Pursuant to the merger, WLN issued 6,000,000 shares of common stock to the shareholders of the Company for all outstanding stock of the Company. The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor. A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN. No goodwill or intangible assets were recorded in the reverse acquisition.

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

     c.  Principles of Consolidation

     The December 31, 2001 and 2000 financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiary Whole Living, Inc.
(Utah). All intercompany transactions and balances have been eliminated in the consolidation.

                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     d.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                         Income(loss)   Shares       Per-Share
                                         (Numerator)   (Denominator)  Amount
                                          ------------- ------------- --------
    For the year ended December 31, 2001:

          Basic EPS
            Income (loss) to common
            stockholders                  $ (3,966,397)   21,232,270  $ (0.20)
                                          ============= ============= ========
    For the year ended December 31, 2000:

          Basic EPS
            Income (loss) to common
            stockholders                  $ (2,121,793)   12,101,958  $ (0.18)
                                          ============= ============= ========

      There are no reconciling items to net income for the computation of earnings per share. At December 31, 2001 and 2000, the stock options and warrants granted were not included in computing diluted earnings per share because their effects are anti-dilutive.

     e.  Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $7,842,330 that will be offset against future taxable income. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

     Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000:
                                                       December 31,
                                                   2001           2000
                                               ------------- -------------
     Deferred tax asset:
        NOL carryforward                       $  2,666,392  $  1,317,000
        Valuation allowance                      (2,666,392)   (1,317,000)
                                               ------------- -------------
                                               $          -  $          -
                                               ============= =============

     f.  Cash and Cash Equivalents

     The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     g.  Property and Equipment

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

     The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2001 and 2000 is $227,136 and $113,686, respectively.

     In accordance with Financial Accounting Standards Board Statement No.121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2001 and 2000, no impairments were recognized.

     h.  Inventory

     Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.

     i.  Fair Value of Financial Instruments

     Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     j.  Goodwill

     The Company recorded goodwill in the acquisition of the assets of Brain Garden, LLC. Various intangible assets such as distributor down lines, customer lists and product name identification are included in Goodwill. Valuation of these intangibles separately was not identified, yet the excess of payment over the net assets received provides for the recording of these intangibles as Goodwill. Goodwill is being amortized over 5 years on a straight-line method. Amortization expense for the years ended December 31, 2001 and 2000 was $8,659 and $9,159, respectively.

     k.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements,

                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     k.  Use of Estimates (continued)

assets, liabilities and earnings involve extensive reliance on managements estimates. actual results could differ from those estimates.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2001 and 2000:

                                                      December 31,
                                                     2001       2000
                                                ------------- ------------

         Office equipment & furnishings         $    128,238  $    94,187
         Office furniture & fixtures                  61,111       61,111
         Software                                    519,584      472,140
         Leased equipment                             15,014       15,014
                                                ------------- ------------
                                                     723,947      642,452
         Less:
          Accumulated depreciation                  (365,485)    (163,674)
          Accumulated depreciation -
           leased equipment                          (11,256)      (6,250)
                                                ------------- ------------

         Total Property & Equipment             $    347,206  $   472,528
                                                ============= ============

NOTE 3 - LONG-TERM LIABILITIES

     Long Term Liabilities are detailed in the following schedules as of December 31, 2000 and 1999:

     Notes payable - related party is detailed as follows:


                                                          December 31,
                                                       2001          2000
                                                   ------------- ------------
     Note payable to a shareholder of the Company,
      bearing interest at 14%, due upon demand and
      unsecured                                    $          -  $   771,630

     Note payable to a shareholder of the Company,
      bearing interest at 15%, due upon demand
      and unsecured.                                    540,000            -

     Note payable to a shareholder of the Company,
     bearing interest at 10.5%, due upon demand
     and unsecured                                        4,453      409,305

     Note payable to a corporation under common
     ownership, non-interest bearing, due upon
     demand and unsecured                                     -       93,114
                                                   ------------- ------------

     Total notes payable - related party           $    544,453  $ 1,274,049
                                                   ============= ============

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 3 - LONG-TERM LIABILITIES (CONTINUED)

     Capital lease obligations are detailed in the following schedule as of December 31, 2001 and 2000:
                                                          December 31,
                                                        2001       2000
                                                   ------------- ------------

     Capital lease obligation to a corporation
     for computer equipment, lease payments
     due monthly of $304 through April 2002,
     bears interest at 18%, secured by equipment.            80        3,446
                                                   ------------- ------------
     Total Lease Obligations                                 80        3,446
                                                   ------------- ------------
     Total long term liabilities                        544,533    1,277,495
                                                   ============= ============

     Less current portion of:
       Notes payable - related party                    544,453    1,274,049
       Capital lease obligations                             80        3,126
                                                   ------------- ------------
     Total current portion                              544,533    1,277,175
                                                   ------------- ------------

     Net Long Term Liabilities                     $          -  $       320
                                                   ============= ============

     Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2001:

          2002                                                   $   544,453
                                                                 ------------

     Total notes payable and notes payable-related party         $   544,453
                                                                 ============


     Future minimum lease payments are as follows at December 31, 2001:

          2002                                                            80
                                                                -------------
          Total                                                 $         80
                                                                =============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     In December 2001, the Company committed to an operating lease for warehouse space. The lease requires the Company to make monthly payments of $2,600 and expires in August 2002.

     In August 2001, the Company committed to subleasing an office space. The lease requires the Company to make monthly payments of $3,700 and expires in August 2003.

     In December 1999 the Company committed to an operating lease for office space. The lease requires the Company to pay monthly rent of $12,317 and expires in July 2002.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In March 1999 the Company committed to an operating lease for a vehicle. The lease requires the Company to make monthly payments of $691 and expires in March 2002.

     Future minimum payments on operating leases are as follows:

          2002                    $     156,685
          2003                           29,600
                                  --------------
          Total                   $     186,285
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

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to market it's products aggressively in all markets including Japan, Australia and Korea. There is currently a campaign to reinvigorate current markets through distributor seminars. Also management continues to scrutinize expenses related to operating activities, especially production and fulfillment.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During 2001 and 2000, Mark Comer, a shareholder of the Company loaned $1,342,743 and $409,305, respectively, to the Company. During 2001 and 2000, the Company paid back $537,506 and $-0-, respectively. In 2001, the Company converted $1,210,090 of the loan balance to eqity. The loan bears interest at 10.5% and is payable upon demand. The balance due at December 31, 2001 and 2000 is $-0- and $409,305, respectively.

     During 2001 and 2000, Tapdog.com, a corporation under common ownership, loaned $111,716 and $150,000, respectively, to the Company. During 2001 and 2000, the Company paid back $208,196 and $56,886, respectively. The loan is non-interest bearing and payable upon demand. The balance due at December 31, 2001 and 2000 is $-0- and $93,114, respectively.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

     During 2001 and 2000, Capital Communications, a shareholder of the Company loaned $278,300 and $1,771,630 to the Company. The Company in 2001 and 2000 converted $771,630 and $1,000,000 to common stock. During 2001, Capital has assigned its note to another shareholder, First Equity Corp. The balance due to Capital Communications at December 31, 2001 and 2000 is $0 and $771,630, respectively.

     During 2001, First Equity Corp., a shareholder of the Company assumed the loan balance from Capital Communications of $278,300. First Equity Corp. loaned the Company an additional $261,700. The loan bears interest at 15% and is payable upon demand. The balance due at December 31, 2001 is $540,000.

NOTE 7 -  STOCK WARRANTS

     The Company applies SFAS 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model.

     In September 2000, the Company entered into a consulting agreement with Columbia Finacial Group, Inc., for investor relations, public relations, publishing, advertising and other services. In exchange for a years worth of service, the Company issued 800,000 stock warrants to acquire common stock at $2.00 per share for 5 years.

     As of December 31, 2000, no services had been performed on this agreement and the Company changed the exercise price of the warrants to $0.50. No expense was recorded in 2000.

     During 2001, these services were performed. The value of the warrants were detemrined using the Black-Scholes model with the following assumptions: expected volatility 50%, risk-free interest rate of 4.5% and expected life of 5 years. The Company has recognized an expense of $272,000.

     During 2001, 400,000 warrants were exercised and 400,000 remain outstanding as of December 31, 2001.

NOTE 8 - EMPLOYEE STOCK OPTIONS

     On July 2, 2001, the Company established an Employee Stock Ownership Plan
(Plan). The Plan covers both current and prospective employees, consultants and directors.

     The exercise price for each option shall be established by the Company's Board of Directors. The exercise price per share for the incentive stock option cannot be less than 100% of the fair market value of common shares on the grant date.

     As of December 31, 2001, there are 2,345,000 options granted and exercisable. These options expire in 3 to 5 years. As of January 1 of each year, beginning with 2002, the aggregate number of options that may be awarded under the Plan shall automatically increase by a number equal

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 8 -  EMPLOYEE STOCK OPTIONS (CONTINUED)

to the lesser of 5% of the total number of common shares outstanding or 2,500,000 shares.

     On the grant date, 2,345,000 options were exercisable. These options are valued using the Black-Scholes pricing model with the following assumptions: volatility of 50%, risk-free rate of 4.5%, option life of 3 or 5 years. The Company has recorded compensation expense for the options in the amount of $715,150.

     A summary of the option activity follows:

                                                                Weighted
                                   Options                      Average
                                   Available     Options        Exercise
                                   For Grant     Outstanding    Price
                                   ------------- -------------- -------------

      Balances, January 1, 2001               -              -  $          -

      Granted                         2,345,000      2,345,000          0.50
      Exercised                               -              -             -
      Canceled/forfeited                      -              -             -
                                   ------------- -------------- -------------

      Balances, December 31, 2001     2,345,000      2,345,000  $       0.50
                                   ============= ============== =============

                 ITEM 8: CHANGES IN ACCOUNTANTS

      As previously reported, Chisholm & Associates, CPA's, replaced Crouch, Bierwolf & Chisholm, CPA's, as our independent auditor on August 3, 2000.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

      Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. We currently have a vacancy on our Board which we expect to fill within the next 90 days. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.


Name                        Age            Position Held
-------------------------- -------  ----------------------------------------
Ronald K. Williams            39            President, CEO and Director
Douglas J. Burdick            30            Executive Vice-President and Chief
                                              Operating Officer
Sharmon L.  Smith             41            Secretary/Treasurer, Chief
                                               Financial Officer, Director

      Ronald K. Williams - President and Director of Whole Living Utah since November of 1998. Mr. Williams served as our CEO from March 1999 to November 2000 and was appointed CEO in June 2001. Mr. Williams is a network marketing industry veteran, having served from April 1992 to September 1997 as Vice President of Marketing for Neways International of Salem, Utah. Neways International is a privately held network marketing company that sells personal care and nutritional supplements. In September 1997, he left Neways to accept the General Manager and Vice President of Marketing position at Young Living Essential Oils, a company headquartered in Payson, Utah, which is a privately held network marketing company which sells aroma therapy oils and personal care products. From September 1997 through November 1998, he served as General Manager and eventually Vice President of Marketing for Young Living Essentials, Payson, Utah.

      Douglas J. Burdick - Appointed Executive Vice President and Chief Operating Officer in November 2001. Mr. Burdick joined Whole Living as an independent distributor in 2000. He has over six years experience in the network marketing industry as a network marketer and trainer. From 1997 to 2000 he was a network marketer and trainer for The People's Network and, as an independent distributer for that company had an organization of 76,000 distributors. From June 1999 to November 1999 he worked as a consultant for OneWorld Online developing their business model and directed an organization of 10,000 distributors. From 1995 to 1997 he directed a 216,000 distributor organization with Freeway 100.

      Sharmon L. Smith - Appointed interim director on June 8, 2001 and later appointed as Secretary/Treasurer and Chief Financial Officer. Mr. Smith is the President and founder of Tapdog.com LLC, which is a company that provides Internet and business consulting. From August 1998 to March 1999 he was employed as a Internet consultant for Fortune Financial. From January 1996 to August 1998 he was employed as an Executive Vice President of iMall, Inc. providing operational management. He earned a Masters degree in Business Administration from Brigham Young University located in Provo, Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001 and representations from known reporting persons that Forms 5 were not required, to the best of our knowledge Douglas J. Burdick filed late a Form 3.


                 ITEM 10: EXECUTIVE COMPENSATION

      The following tables show the compensation paid in cash, stock or stock options to our named executive officers in all capacities during the past three fiscal years.


                    SUMMARY COMPENSATION TABLE

                       Annual Compensation
                      ---------------------


Name and principal                                           Other annual
position                     Year   Salary ($)   Bonus ($)   compensation ($)
--------------------------   ----- ------------- ---------- -----------------
Ronald K.Williams            2001   $13,529      $ 0         $ 44,804 (1)
President, CEO               2000    34,779        0                0
Director                     1999    60,000        0            6,000


Douglas J. Burdick           2001         0        0           86,300 (1)
Exec VP                      2000         0        0           16,000 (1)
                             1999         0        0                0

Richard F. Wogksch           2001    47,500        0            2,500 (1)
Former Secretary/Treasurer   2000         0        0           17,500 (1)
CFO                          1999         0        0                0

Sharmon L. Smith             2001         0        0                0
Secretary/Treasurer,         2000         0        0                0
Chief Financial Officer      1999         0        0                0
Director



 (1) Represents consulting fees



                      Long Term Compensation
                            -----------------------

                                         Awards            Payouts
                                  ----------------------- ---------

                                               Securities           All
                                  Restricted   Underlying  LTIP     Other
Name and principal                Stock        Options/    Payouts  Comp.
position                 Year     Awards ($)   SAR's (#)   ($)      ($)
----------------------- --------- ------------ ----------- -------- ---------

Ronald K. Williams       2001     $ 0            800,000     0        0
President, CEO           2000       0                  0     0        0
Director                 1999       0                  0     0        0

Douglas J. Burdick       2001       0            350,000     0        0
Executive VP             2000       0                  0     0        0
                         1999       0                  0     0        0

Richard F. Wogksch       2001       0                  0     0        0
Former Secretary,        2000       0                  0     0        0
Treasurer & Director     1999       0                  0     0        0

Sharmon L. Smith         2001       0            250,000     0        0
Secretary, Treasurer,    2000       0                  0     0        0
Chief Financial Officer, 1999       0                  0     0        0
Director



              OPTION/SAR GRANTS IN LAST FISCAL YEAR
             ---------------------------------------

                        Individual Grants
                        -----------------
                                       Percent of
                       Number of       total
                       securities      options/SARs
                       underlying      granted to     Exercise or
                       Options/SARs    employees in   base price    Expiration
      Name             granted (#)     fiscal year    ($/sh)        date
--------------------- ---------------- -------------- ------------- ----------
Ronald K. Williams      300,000         18.5%          $0.50         7/12/06
                        500,000         30.8%           0.50         9/20/06


Sharmon L. Smith        150,000          9.2%           0.50         7/12/06
                        100,000          6.2%           0.50         9/20/06


Douglas J. Burdick      200,000         12.3%           0.50         7/12/06
                        150,000          9.2%           0.50         9/20/06



      Director Compensation   We do not have any standard arrangement for
compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

      Profit Sharing Plan   On September 21, 2001 our Board authorized a
profit sharing pool using 2% of our quarterly net profits. The initial plan called for a distribution of 0.6% to Ronald K. Williams, 0.4% to Douglas J. Burdick and .3% to Sharmon L. Smith. During fiscal year 2001 no distributions were made.

      Employment Contracts   We entered into an agreement with Mr. Williams in
March of 1999. The term of the agreement was for an initial term of three years, with automatic renewal for one year periods thereafter. Under the agreement he is entitled to receive a base salary of $60,000 during the first year of the agreement and he is entitled to incentive bonuses, vacation time, insurance on an automobile, stock options at the Board's discretion and reimbursement for expenses. We may terminate the employment agreement for cause as that term is defined in the agreement. If we terminate the employment at our discretion, he will receive compensation due him for a period of twelve months. Mr. Williams has promised not to compete with Whole Living for a period of one year after termination.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our management. We are unaware of any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 24,044,340 shares of common stock outstanding as of April 10, 2002 and the underlying shares for options available to each officer.


                            MANAGEMENT

                                          Common Stock Beneficially Owned
                                          ----------------------------------
Name and Address of       Number of Shares of   Underlying Shares    Percent
Beneficial Owners         Common Stock          Options (1)          Of Class
------------------------- --------------------  -------------------- ---------

Ronald K. Williams            1,567,567             800,000              9.5%
629 East 730 South,
Suite 201
American Fork, Utah 84003

Douglas J. Burdick                    0             350,000              1.4%
629 East 730 South,
Suite 201
American Fork, Utah 84003

Sharmon L. Smith                 30,000             250,000              1.2%
629 East 730 South,
Suite 201
American Fork, Utah 84003

All executive officers and
directors as a group          1,597,567           1,400,000             11.8%

      (1) Includes options exercisable within the next 60 days.

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

      On September 21, 2001 our Board authorized a profit sharing pool using 2% of our quarterly net profits. The initial plan called for a distribution of 0.6% to Ronald K. Williams, 0.4% to Douglas J. Burdick and 0.3% to Sharmon
L. Smith. We did not make any distributions under this profit sharing plan during fiscal year 2001. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties.

      On September 20, 2001 we granted options to purchase common shares at an exercise price of $0.50 to

Ronald K. Williams, Douglas J. Burdick and Sharmon L. Smith. We granted options to purchase 500,000 shares to Mr. Williams and options to purchase 100,000 shares to Mr. Smith and 150,000 to Mr. Burdick. The options expire September 20, 2006.

      On July 12, 2001 we issued 300,000 shares valued at $150,000 to Ronald
K. Williams, our President, for compensation for services rendered on our behalf. We also issued 200,000 shares valued at $100,000 to Douglas J. Burdick, and 150,000 shares valued at $75,000 to Sharmon Smith, our Director, for services rendered.

During fiscal year 1999, PHI Mutual Ventures LLC, a more than 5% shareholder at that time, loaned Whole Living an aggregate of $990,000 with interest rates ranging from 9% to 10%. In March of 2000, $500,000 of the notes payable were converted into 400,000 common shares.

      During 1999 and 2000, our then executive officers and directors owned interests in MRB, LLC, now called Indigo Media. MRB prepared sales aids and product kits for Whole Living, including the design and production of printing and packaging, and the production of video and audio tapes. Mark Burdge, our former director, owned a 40% interest in MRB and Ronald K. Williams, our President, and William B. Turnbull and Bruno Vassel III, then officers and directors, each owned 20%. MRB provided products to Whole Living on 90 day credit at competitive rates. Whole Living paid MRB approximately $198,000 for the year ended December 31, 1999 and $134,880 for the year ended December 31, 2000. Messrs. Williams, Turnbull and Vassel divested themselves of their interest in MRB in early 2001.

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

      During fiscal year 2000, we borrowed $150,000 with no interest from Tapdog.com, LLC. Sharmon L. Smith, our director, is the President and a 40% member of Tapdog. During 2000 we paid a total of $56,886 on this debt and also paid Tapdog $7,339 for additional services.

      During 2000, Capital Communications, Inc., a more than 5% shareholder at that time, loaned Whole Living $1,771,630, with 14.5% interest, payable upon demand. On June 21, 2000 we issued 2,000,000 shares of common stock to satisfy $1,000,000 of the note payable. 1,200,000 shares were issued to the assignee of the Capital Communications note payable, Development Specialties, Inc. The remaining $771,630 due was secured by all the business assets of Whole Living, including inventory, as well as, 3,135,134 shares pledged as collateral by Messrs. Williams and Turnbull, our then officers and directors.

      During fiscal year 2000, Mark Comer, a more than 5% shareholder, loaned
Whole Living $409,305 at 10% interest payable on demand.   During 2001 this
loan was converted into equity.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number            Description
-------         --------------
3.1 Articles of Incorporation of Whole Living (incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)

3.2            Bylaws of Whole Living (incorporated by reference to exhibit
               2.4 to the Form 10-SB, as amended, filed August 9, 1999)


10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (incorporated by reference to exhibit 6.1 to the Form 10-SB, as amended, filed August 9,
               1999)

10.2 Employment Agreement between Ron Williams and Whole Living (incorporated by reference to exhibit 6.2 to the Form 10-SB, as amended, filed August 9, 1999)

10.3 Stock Purchase Agreement between Whole Living and Investors, dated April 23, 2001 (Incorporated by reference to exhibit
               10.6 to SB-2 registration statement filed June 29, 2001)

10.4 Registration Rights agreement Between Whole Living and Investors, dated May 7, 2001 (Incorporated by reference to exhibit 10.7 to SB-2 registration statement filed June 29,
               2001)



Reports on Form 8/K

      None.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WHOLE LIVING, INC.


Date:  4/15/02                  By:    /S/ Ronald K. Williams
                                       ------------------------------
                                            Ronald K. Williams
                                            President, CEO and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




Date: 4/15/02                      By: /s/ Sharmon L. Smith
                                       -----------------------------------
                                             Sharmon L. Smith
                                             Secretary/Treasurer and Director