Form 10QSB
period 2002-03-31
WHOLE LIVING INC
filed 2002-05-14
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended: March 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission File No.  0-26973

                        WHOLE LIVING, INC.
(Exact name of small business issuer as specified in its charter)

             Nevada                                  87-0621709
(State of incorporation)                 (I.R.S. Employer Identification No.)


629 East 730 South, Suite 201, American Fork, UT  84003
(Address of principal executive offices)

Registrant's telephone number, including area code: (801) 772-3300


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No  [  ]

As of May 1, 2002, the issuer had a total of 24,044,340 shares of common stock outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis.............................8

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities ..........................................10

Item 5:  Other Information ..............................................11

Item 6:  Exhibits and Reports filed on Form 8-K .........................11





                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.
                Consolidated Financial Statements
                          March 31, 2002

                        Whole Living, Inc.
                          Balance Sheets





                 ASSETS
                                                      March 31,  December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                    (Unaudited)

Current Assets
  Cash                                             $     49,143  $     96,232
  Accounts Receivable                                    88,844        50,000
  Receivables - Other                                    19,855        19,855
  Inventory                                             406,846       511,846
  Prepaid Expenses                                       14,292        20,167
                                                   ------------- -------------
Total Current Assets                                    578,980       698,100
                                                   ------------- -------------

Property & Equipment, Net                               368,176       347,206
                                                   ------------- -------------
Other Assets
  Goodwill, Net                                          12,152        17,318
  Deposits                                               55,010        55,010
                                                   ------------- -------------
Total Other Assets                                       67,162        72,328
                                                   ------------- -------------

  Total Assets                                     $  1,014,318  $  1,117,634
                                                   ============= =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $    696,184  $    516,308
  Accrued Expenses                                      395,312       332,287
  Current Portion of Long-Term Liabilities              656,753       544,533
                                                   ------------- -------------
Total Current Liabilities                             1,748,249     1,393,128
                                                   ------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                         656,753       544,453
  Capital Lease Obligations                                   -            80
  Less Current Portion                                 (656,753)     (544,533)
                                                   ------------- -------------
Total Long Term Liabilities                                   -             -
                                                   ------------- -------------

  Total Liabilities                                   1,748,249     1,393,128
                                                   ------------- -------------
Stockholders' Equity
  Common Stock, $.001 par value; 50,000,000
    shares authorized; 24,044,340 and 24,004,340
    shares issued and outstanding, respectively          24,045        24,005
  Additional Paid-In Capital                          7,757,991     7,742,831
  Retained Deficit                                   (8,315,967)   (7,842,330)
  Subscription Receivable                              (200,000)     (200,000)
                                                   ------------- -------------
Total Stockholders' Equity                             (733,931)     (275,494)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,014,318  $  1,117,634
                                                   ============= =============

                        Whole Living, Inc.
                     Statements of Operations
                           (Unaudited)


                                                For the Three  For the Three
                                                Months Ended   Months Ended
                                                March 31, 2002 March 31, 2001
                                                -------------- --------------

Sales                                           $   1,437,115  $   1,302,943

Cost Of Goods Sold                                  1,065,259      1,071,513
                                                -------------- --------------

Gross Profit                                          371,856        231,430
                                                -------------- --------------
Operating Expenses
  General & Administrative                            676,270        783,924
  Selling Expenses                                    144,265        241,340
                                                -------------- --------------
    Total Operating Expenses                          820,535      1,025,264
                                                -------------- --------------

OPERATING INCOME (LOSS)                              (448,679)      (793,834)

OTHER INCOME(EXPENSE)
  Interest Expense                                    (24,958)        (1,853)
  Other Income                                              -          1,496
                                                -------------- --------------
    Total Other Income(Expense)                       (24,958)          (357)
                                                -------------- --------------

NET INCOME(LOSS)                                $    (473,637) $    (794,191)
                                                ============== ==============

WEIGHTED AVERAGE INCOME(LOSS) PER SHARE         $       (0.02) $       (0.05)
                                                ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                24,037,229     17,018,115
                                                ============== ==============





                        Whole Living, Inc.
                     Statements of Cash Flows
                           (Unaudited)


                                                         For the Three  For the Three
                                                         Months Ended   Months Ended
                                                         March 31, 2002 March 31, 2001
                                                         -------------- --------------
Cash Flows From Operating Activities
 Net Income(Loss)                                        $    (473,637) $    (794,191)
 Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                                  35,696         43,703
   Stock Issued for Services                                    15,200         72,000
 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                         (38,844)      (117,963)
   Inventory                                                   105,000        (32,482)
   Prepaid Expenses                                              5,875         77,108
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                       242,901       (228,055)
                                                         -------------- --------------
    Net Cash Provided(Used) by Operating Activities           (107,809)      (979,880)
                                                         -------------- --------------
Cash Flows from Investing Activities
 Payments for Property & Equipment                             (51,500)       (31,735)
 Payments for Deposits                                               -              -
                                                         -------------- --------------
    Net Cash Provided(Used) by Investing Activities            (51,500)       (31,735)
                                                         -------------- --------------
Cash Flows from Financing Activities
 Proceeds from Debt Financing                                  129,300      1,012,223
 Principal Payments on Debt Financing                          (17,080)          (608)
                                                         -------------- --------------
    Net Cash Provided(Used) by Financing Activities            112,220      1,011,615
                                                         -------------- --------------

Increase in Cash                                               (47,089)             -

Cash and Cash Equivalents at Beginning of Period                96,232              -
                                                         -------------- --------------

Cash and Cash Equivalents at End of Period               $      49,143  $           -
                                                         ============== ==============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                               $       2,208  $       1,853
                                                         ============== ==============
  Income Taxes                                           $           -  $           -
                                                         ============== ==============
Non-Cash :
  Common Stock Issued for Services                       $      15,200 $      72,000
                                                         ============== ==============







                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          March 31, 2002


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

       Whole Living, doing business as Brain Garden , is a total lifestyle company focused on improving mental and physical performance. We employ a network marketing system to sell our products to customers and independent distributors, and we rely on our distributors to sponsor new distributors. We have recorded operating losses for the most recent two fiscal years and our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. However, we have experienced growth of our distributor network in Australia, Canada and Japan and have cut losses and increased sales by restructuring management, adjusting margins on our products and bringing our manufacturing, packaging, shipping/warehousing and order entry in-house.

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

Results of Operations

      The following discussions are based on our financial statements included with this report and comparisons are presented for the three month periods ended March 31, 2002 and 2001.

      Sales increased $134,172 for the 2002 first quarter compared to the 2001 first quarter. The increased revenues for the 2002 first quarter were the result of sales related to the development of our distributor network in Australia, Canada, New Zealand and Japan.

      Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Cost of goods sold decreased slightly for the 2002 first quarter compared to the 2001 first quarter; however, cost of goods sold were 74.1% of sales for the 2002 first quarter compared to 82.2% of sales for the 2001 comparable period. The percentage of sales decrease in cost of goods sold for the 2002 period was primarily the result of bringing food manufacturing in-house. Accordingly, our gross profit increased $140,426 for the 2002 first quarter compared to the 2001 first quarter.

      General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased $107,655 for the 2002 first quarter compared to the 2001 comparable period. These expenses decreased as a result of the combination of our management taking steps to reorganize our operations to be more efficient and recording higher expenses in the 2001 first quarter related to our expansion into foreign markets.

      Selling expenses, which includes marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased $97,075 for the 2002 first quarter compared to the same period in 2001. The 2002 first quarter decrease was primarily a result of higher selling expenses in the 2001 first quarter related to expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into certain Asian markets.

      Total operating expenses decreased $204,729 for the 2002 first quarter compared to the 2001 first quarter.
As a result of becoming more efficient, our total operating expenses were 57.1% of sales for the 2002 first quarter, compared to 78.7% for the 2001 first quarter. Accordingly, our operating loss was $448,679 for the 2002 first quarter compared to $793,834 for the 2001 first quarter.

      Total other expenses increased $24,601 in the 2002 first quarter compared to the 2001 first quarter as a result of increased interest expense related to our notes payable.

      Our net loss decreased $320,554 for the 2002 first quarter compared to the 2001 first quarter. Our loss per share was $0.02 for the 2002 first quarter compared to $0.05 for the 2001 first quarter. Management expects losses to decrease in the next quarter as we increase sales in our foreign markets and maintain lower operating expenses.

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


Liquidity and Capital Resources

       We have funded our cash requirements primarily through sales, loans and private placements of our common stock. At the three month period ended March 31, 2002, we had $49,143 cash on hand with $578,980 in total current assets compared to $96,232 cash on hand with $698,100 in total current assets at the year ended December 31, 2001. Our total current liabilities were $1,748,249 at the end of the first quarter 2002 compared to

$1,393,128 at the 2001 year end. Notes payable and accounts payable represented 77.4% of the total current liabilities at the end of the 2002 first quarter.

      As of December 31, 2001, our principal commitments consisted of notes payable and operating leases. Future minimum payments on notes payable were $544,453 through 2002. Future minimum payments on operating leases for vehicles, office space and warehouse space were $186,285 through 2003.

      Net cash used for operating activities was $107,809 for the 2002 first quarter compared to $979,880 for the 2001 first quarter. Net cash used by investing activities was $51,500 for the 2002 first quarter compared to $31,735 for the 2001 first quarter. These investments were primarily related to payments for equipment.

      Net cash provided by financing activities was $112,220 for the 2002 first quarter compared to $1,011,615 for the 2001 first quarter. This decrease was primarily the result of higher debt financing in the 2001 quarter.

      We relied on equity transactions to reduce our debt in 2001. During 2001 we received cash from debt financing of $1,990,373 primarily from shareholders and management. In addition, during the 2000 year we borrowed $1,934,049 from related parties. In February 2001 we issued 6,677,230 shares to eight accredited investors to convert a portion of these notes payable totaling $2,004,678. These loans were primarily from shareholders with interest rates varying from 9% to 10.5%. In May 2001 we sold 7,500,000 common shares to six accredited investors for $2,550,000 in cash. Then on October 15, 2001, our Board authorized the buy back of 4,052,890 common shares for $1,500,000 from five of the shareholders. The Board then retired the shares to the corporate treasury, reducing our issued and outstanding by that number.

       Management anticipates that additional capital for cash shortfalls will be provided by future loans or private placements of our common stock. We expect to issue private placements of stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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


                   PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us without registration during the first quarter 2002 through a recent date:

      On January 14, 2002 we issued an aggregate of 40,000 common shares to three individuals. We issued 10,000 shares to Daniel Penoel for consulting services valued at approximately $3,800. We issued 5,000 common shares valued at approximately $1,900 to Chris Neville as compensation for services rendered to Brain Garden Australia. Richard F. Wogksch received 25,000 shares valued at $9,500 as severance compensation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 5: OTHER INFORMATION

      On May 1, 2002, our Board of Directors appointed Douglas J. Burdick and Jeffrey R. Brudos as interim directors to serve until our next annual meeting
of shareholders.   Mr. Burdick continues to serve as our Executive
Vice-President and Chief Operating Officer. On the same day, Sharmon L. Smith resigned as our Secretary/Treasurer, Chief Financial Officer, and Director. Our Board appointed Mr. Brudos to serve as Secretary/Treasurer and Chief Financial Officer.

      Mr. Brudos is 34 years old and is a Certified Public Accountant. He has been employed by Whole Living since April 2002. From February 2001 through March 2002 he was employed by Bank of America as a Senior Financial Analyst. From January 2000 to January 2001 he was employed through Pre Paid Legal as an Independent Sales Associate. From September 1999 to January 2000 he was a business development consultant for One World Online.Com. From May 1999 to
September 1999 he served as general manager for Infinity Fulfillment.   From
October 1998 to May 1999 he served as CFO for World Quest International. From May 1998 to September 1998 he worked for InteleTravel Corporation as a senior business analyst. From May 1997 to February 1998 he was unemployed while rehabilitating from an accident. Mr. Brudos earned a bachelors degree in Accountancy from the University of Wisconsin and is registered as a CPA in Wisconsin.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit
Number       Description
------       -----------

3.1 Articles of Incorporation of Whole Living (incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)

3.2 Bylaws of Whole Living (incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)

10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (incorporated by reference to exhibit 6.1 to the Form 10-SB, as amended, filed August 9, 1999)

10.2 Employment Agreement between Ron Williams and Whole Living (incorporated by reference to exhibit 6.2 to the Form 10-SB, as amended, filed August 9, 1999)

10.3 Stock Purchase Agreement between Whole Living and Investors, dated April 23, 2001 (Incorporated by reference to exhibit 110.6 to SB-2 registration statement filed June 29, 2001)

10.4 Registration Rights agreement Between Whole Living and Investors, dated May 7, 2001 (Incorporated by reference to exhibit 10.7 to SB-2 registration statement filed June 29, 2001)

(b)  Reports on Form 8-K

     None

                            SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 WHOLE LIVING, INC.



Date May 13, 2002           By: /s/ Ronald K. Williams
     -----------------         ---------------------------
                               Ronald K. Williams
                               President, CEO and Director


Date: May 13, 2002          By: /s/ Jeffrey R. Brudos
     ------------------        ---------------------------
                               Jeffrey R. Brudos
                               Secretary/Treasurer, Chief
                               Financial Officer and Director