Form 10QSB
period 2002-06-30
WHOLE LIVING INC
filed 2002-08-14
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 2002


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

As of August 5, 2002, the issuer had a total of 38,119,640 shares of common stock outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis..............................8

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds .......................11

Item 6:  Exhibits and Reports filed on Form 8-K...........................12



                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended June 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.
                Consolidated Financial Statements
                          June 30, 2002

                        Whole Living, Inc.
                          Balance Sheets


                              ASSETS
                                                    June 30,     December 31,
                                                      2002          2001
                                                  ------------- -------------
                                                   (Unaudited)

Current Assets
  Cash                                            $    247,802  $     96,232
  Accounts Receivable                                  111,423        50,000
  Receivables - Other                                   19,855        19,855
  Inventory                                            531,846       511,846
  Note Receivable                                    1,100,000             -
  Prepaid Expenses                                      14,292        20,167
                                                  ------------- -------------
Total Current Assets                                 2,025,218       698,100
                                                  ------------- -------------

Property & Equipment, Net                              369,831       347,206
                                                  ------------- -------------
Other Assets
  Goodwill, Net                                          7,685        17,318
  Investment                                            75,000             -
  Deposits                                              56,010        55,010
                                                  ------------- -------------
Total Other Assets                                     138,695        72,328
                                                  ------------- -------------

    Total Assets                                  $  2,533,744  $  1,117,634
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $    567,928  $    516,308
  Accrued Expenses                                     398,550       332,287
  Current Portion of Long-Term Liabilities           1,330,920       544,533
                                                  ------------- -------------
Total Current Liabilities                            2,297,398     1,393,128
                                                  ------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                        830,920       544,453
  Notes Payable                                        500,000             -
  Capital Lease Obligations                                  -            80
  Less Current Portion                              (1,330,920)     (544,533)
                                                  ------------- -------------
Total Long Term Liabilities                                  -             -
                                                  ------------- -------------
     Total Liabilities                               2,297,398     1,393,128
                                                  ------------- -------------
Stockholders' Equity
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized; 32,119,640 and 24,004,340 Shares
    Issued and Outstanding, Respectively                32,120        24,005
  Additional Paid-In Capital                         9,121,777     7,742,831
  Retained Deficit                                  (8,717,551)   (7,842,330)
  Subscription Receivable                             (200,000)     (200,000)
                                                  ------------- -------------
Total Stockholders' Equity                             236,346      (275,494)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  2,533,744  $  1,117,634
                                                  ============= =============


                             Whole Living, Inc.
                          Statements of Operations
                                 (Unaudited)



                                          For the Three  For the Three  For the Six    For the Six
                                          Months Ended   Months Ended   Months Ended   Months Ended
                                          June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                          -------------- -------------- -------------- --------------
Sales                                     $   1,755,787  $   1,531,697  $   3,192,902  $   2,834,640

Cost Of Goods Sold                            1,085,948      1,159,314      2,151,207      2,230,827
                                          -------------- -------------- -------------- --------------

Gross Profit                                    669,839        372,383      1,041,695        603,813
                                          -------------- -------------- -------------- --------------
Operating Expenses
  General & Administrative                      953,287        854,298      1,629,557      1,638,222
  Selling Expenses                               88,831        319,443        233,096        560,783
                                          -------------- -------------- -------------- --------------
    Total Operating Expenses                  1,042,118      1,173,741      1,862,653      2,199,005
                                          -------------- -------------- -------------- --------------

OPERATING INCOME (LOSS)                        (372,279)      (801,358)      (820,958)    (1,595,192)

OTHER INCOME(EXPENSE)
  Interest Expense                              (29,305)          (849)       (54,263)        (2,702)
  Other Income                                        -            519              -          2,015
                                          -------------- -------------- -------------- --------------
    Total Other Income(Expense)                 (29,305)          (330)       (54,263)          (687)
                                          -------------- -------------- -------------- --------------

NET INCOME(LOSS)                          $    (401,584) $    (801,688) $    (875,221) $  (1,595,879)
                                          ============== ============== ============== ==============

WEIGHTED AVERAGE INCOME(LOSS) PER SHARE   $       (0.02) $       (0.03) $       (0.04) $       (0.08)
                                          ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING          24,044,340     24,138,397     24,041,007     20,578,256
                                          ============== ============== ============== ==============


                             Whole Living, Inc.
                          Statements of Cash Flows
                                 (Unaudited)


                                                                 For the Six     For the Six
                                                                 Months Ended    Months Ended
                                                                 June 30, 2002   June 30, 2001
                                                                 --------------- ---------------
Cash Flows From Operating Activities
Net Income(Loss)                                                 $     (875,221) $   (1,595,879)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                                           76,221          88,393
   Stock Issued for Services                                            165,200         102,000
   Stock Issued for Interest                                             26,861               -
   Options Issued for Services                                           40,000               -
Change in Assets and Liabilities
  (Increase) Decrease in:
    Accounts Receivable                                                 (61,423)       (163,331)
    Inventory                                                           (20,000)         76,963
    Prepaid Expenses                                                      5,875          33,427
   Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                               117,883          79,136
                                                                 --------------- ---------------
     Net Cash Provided(Used) by Operating Activities                   (524,604)     (1,379,291)
                                                                 --------------- ---------------
Cash Flows from Investing Activities
  Payments for Notes Receivable                                      (1,100,000)              -
  Payments for Property & Equipment                                     (89,213)        (48,505)
  Payments for Deposits                                                  (1,000)              -
                                                                 --------------- ---------------
     Net Cash Provided(Used) by Investing Activities                 (1,190,213)        (48,505)
                                                                 --------------- ---------------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                                        1,883,467       1,429,337
  Principal Payments on Debt Financing                                  (17,080)         (1,541)
                                                                 --------------- ---------------
     Net Cash Provided(Used) by Financing Activities                  1,866,387       1,427,796
                                                                 --------------- ---------------

Increase in Cash                                                        151,570               -

Cash and Cash Equivalents at Beginning of Period                         96,232               -
                                                                 --------------- ---------------

Cash and Cash Equivalents at End of Period                       $      247,802  $            -
                                                                 =============== ===============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                       $        2,208  $        2,702
                                                                 =============== ===============
  Income Taxes                                                   $            -  $            -
                                                                 =============== ===============

Non-Cash :
  Common Stock Issued for Notes Payable & Accrued Interest       $    1,106,861  $    2,003,169
                                                                 =============== ===============
  Common Stock Issued for Services                               $      165,200  $      102,000
                                                                 =============== ===============
  Common Stock Issued for Investment                             $       75,000  $            -
                                                                 =============== ===============





                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          June 30, 2002


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001.

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

Acquisition of Wholly Owned Subsidiary

In May 2002, the Company placed 6,000,000 shares of common stock in escrow in anticipation of an acquisition of a wholly owned subsidiary. In July 2002, the acquisition was completed and the 6,000,000 shares were issued.

     References in this quarterly report to "Whole Living" "we," "us," and "our" refer to Whole Living, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10Q-SB contains certain forward-looking statements and any statements contained in this Form 10Q-SB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the industries in which Whole Living may participate; competition within Whole Living's chosen industry, including competition from much larger competitors; technological advances and failure by Whole Living to successfully develop business relationships.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Whole Living is a holding company of three subsidiaries: Brain Garden,
Inc., Vestrio Corporation and Simple Online Solutions, LLC.   Brain Garden,
Inc., a Nevada corporation, was formed by Whole Living on May 30, 2002, and Whole Living transferred the assets related to the Brain Garden products to this wholly-owned subsidiary. Brain Garden is a total lifestyle company focused on improving mental and physical performance. Brain Garden employs a network marketing system to sell its products to customers and independent distributors, and it relies on independent distributors to sponsor new distributors.

     On July 8, 2002, Whole Living, Inc., Vestrio Corporation, a Utah corporation, and Simple Online Solutions, LLC, a Utah limited liability company, entered into an Agreement and Plan of Reorganization by which Whole Living acquired Vestrio and Simple Online Solutions through a stock-for-stock exchange. Simple Online Solutions was formed as a Utah limited liability company on May 2, 2000. Simple Online Solutions owns certain proprietary products and markets those products and services through licensing agreements. Vestrio holds license agreements for the marketing of some of Simple Online Solution's products and services. Vestrio offers a suite of proprietary investment and stock analysis software products which are designed to help investors learn how to analyze and manage their investments in the stock market. Vestrio relies on a network marketing model for distribution of its products to the public.

     We have recorded operating losses for the most recent two fiscal years and our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. However, we have acquired two new operating subsidiaries and expect to record increases in revenues on a consolidated basis.

Acquisition Treatment

     In July 2002 Whole Living completed the acquisition of Vestrio Corporation and Simple Online Solutions. We acquired these two companies in an arms-length transaction by issuing an aggregate of 6,000,000 shares of Whole Living common stock to the seven stockholders of Vestrio in exchange for 100,000 shares of Vestrio common stock. Simple Online Solutions was the wholly-owned company of Vestrio. The stock-for-stock exchange was intended to qualify as a tax-free exchange and the six million shares were valued at approximately $3,045,000. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Vestrio and Simple Online Solutions' results of operations are not included with our operations for the six month period ended June 30, 2002. However, they will be included in our third quarter financial statements from the closing date.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and six month periods ended June 30, 2002 and 2001.

     We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of our goods. Revenue is net of returns, which have historically been less than 1% of sales. For the 2002 six month period, sales increased $358,262, or 11.2%, compared to the 2001 six month period. Sales increased $224,090, or 12.8%, for the 2002 second quarter compared to the 2001 second quarter. The increased revenues for the 2002 second quarter were primarily the result of increased monthly repeat customer growth.

     Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 39% of product sales.

     Cost of goods sold decreased $79,620, or 3.6%, for the 2002 six month period compared to the 2001 six month period and decreased $73,366, or 6.3%, for the 2002 second quarter compared to the 2001 second quarter. Cost of goods sold were 67.4% of sales for the 2002 six month period compared to 78.7% of sales for the 2001 comparable period. Costs of good sold for the 2002 second quarter were 61.8% of sales compared to 75.7% of sales for the 2001 comparable period. The percentage of sales decrease in cost of goods sold for the 2002 periods was primarily the result of bringing food manufacturing in-house. Accordingly, our gross profit increased $437,882, or 42.0%, for the 2002 six month period compared to the 2001 six month period and increased $297,456, or 44.4%, for the 2002 second quarter compared to the 2001 second quarter.

     General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased $8,665, or 0.5%, for the 2002 six month period compared to the 2001 six month period; but increased $98,989, or 10.4%, for the 2002 second quarter compared to the 2001 comparable period. The 2002 second quarter increase was primarily due to a distributor leadership convention and an extensive corporate travel schedule.

     Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased $327,687, or 58.4%, for the 2002 six month period compared to the 2001 six month period. These expenses also decreased $230,612, or 72.2%, for the 2002 second quarter compared to the same period in 2001. The decrease in these expenses was primarily a result of recording higher selling expenses in the 2001 second quarter related to expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into certain Asian markets.

     Total operating expenses decreased $336,352, or 15.3%, for the 2002 six month period compared to the 2001 six month period. Total operating expenses also decreased $131,623, or 11.2%, for the 2002 second quarter compared to the 2001 second quarter. As a result of becoming more efficient, our total operating expenses were 58.3% of sales for the 2002 six month period compared to 77.6% of sales for the comparable 2001 period. Second quarter total operating expenses were 59.4% of sales compared to 76.6% of sales for the 2001 second quarter. As a result of this efficiency our operating loss was $820,958 for the 2002 six month period compared to $1,595,192 for the 2001 six month period and our operating loss was $372,279 for the 2002 second quarter compared to $801,358 for the 2001 second quarter.

     We recorded total other expense of $54,263 for the 2002 six month period which was related to interest expenses for notes payable. Total other expense for the 2001 six month period was $687 reflecting interest expense offset by other income.

     Our net loss decreased $720,658, or 45.2%, for the 2002 six month period compared to the 2001 six month period and decreased $400,104, or 49.9%, for the 2002 second quarter compared to the 2001 second quarter. Our loss per share was $0.04 for the 2002 six month period compared to $0.08 for the 2001 six month period and $0.02 for the 2002 second quarter and $0.03 for the 2001 second quarter.

     Factors Affecting Future Performance - Since our inception, internal cash flows, alone, have not been sufficient to maintain our operations. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future internal cash flows will be dependent on a number of factors, including:
     . Our ability to encourage our distributors to sponsor new distributors and increase their own personal sales;
     .     Our ability to promote our product lines with our distributors;
     .     Our ability to develop successful new product lines;
     .     Effects of regulatory changes, if any; and
     .     Our ability to remain competitive in our markets.

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

     Seasonal Aspects - In the direct selling industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we have experienced an increase in sales during these time periods and are unsure how the industry-wide fluctuations will affect our business in the future.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through sales, loans and private placements of our common stock. At the six month period ended June 30, 2002, we had $247,802 cash on hand with $2,025,218 in total current assets compared to $96,232 cash on hand with $698,100 in total current assets at the year ended December 31, 2001. Our total current liabilities were $2,297,398 at June 30, 2002, compared to $1,393,128 at the 2001 year end. The current portion of long-term liabilities represented 57.9% of the total current liabilities at the end of the 2002 second quarter.

     As of December 31, 2001, our principal commitments consisted of notes payable and operating leases. Future minimum payments on notes payable were $544,453 through 2002. Future minimum payments on operating leases for vehicles, office space and warehouse space were $186,285 through 2003.

     Net cash used for operating activities was $524,604 for the 2002 six month period compared to $1,379,291 for the 2001 six month period. Net cash used by investing activities was $1,190,213 for the 2002 six month period compared to $48,505 for the 2001 six month period. The increase in net cash used for investing activities was primarily related to payments of $1,100,000 for notes receivable. Net cash provided by financing activities was $1,866,387 for the 2002 six month period compared to $1,427,796 for the 2001 six month period. The increase in net cash provided by financing activities was primarily the result of more debt financing in the 2002 six month period.

     Historically, we have relied on loans from shareholders and management, which we have converted into common stock. We also rely on equity transactions to pay for services provided to us. During the second quarter ended June 30, 2002, we were able to convert debt totaling $1,106,861 by issuing 7,325,300 shares of common stock to the holders of the notes payable. We also issued common shares and warrants to pay for services rendered, or to be rendered, to us which were valued at approximately $190,000. (See, Item 2:
Changes in Securities - Recent Sales of Unregistered Securities).

      During the 2001 year we received cash from debt financing of $1,990,373 and during the 2000 year we borrowed $1,934,049. These loans were primarily from shareholders and management with interest rates varying from 9% to 10.5%. We satisfied a portion of these notes payable in February 2001 when we issued 6,677,230 shares to eight accredited investors to convert $2,004,678 of these notes payable. Then in May 2001 we sold 7,500,000 common shares to six accredited investors in a private placement for $2,550,000 in cash. After the private placement, on October 15, 2001, our Board authorized the buy back of 4,052,890 common shares from five of the shareholders for $1,500,000. The Board then retired the shares to the corporate treasury, reducing our issued and outstanding by that number.

Financing

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


                   PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us without registration during the six month period ended June 30, 2002, through a recent date:

     On July 8, 2002, we agreed to issue an aggregate of 6,000,000 shares to seven shareholders of Vestrio Corporation in exchange for all of Vestrio's issued and outstanding shares. We placed these shares into an escrow account and then distributed them in July 2002. These shares were valued at
approximately $2,970,000.   We relied on an exemption from registration for a
private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On June 20, 2002, we issued 100,000 common shares to Brock Madsen and 50,000 shares to Matt Madsen in consideration for the settlement of their rights and claims against Vestrio Corporation which were valued at approximately $75,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On May 3, 2002, we issued 1,325,300 shares to RB Mutual Ventures, Inc. to satisfy a promissory note totaling $225,302 with interest. These shares include piggy back registration rights. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On May 1, 2002, we issued 400,000 common shares to Douglas J. Burdick and 200,000 shares to Jeffrey Brudos in consideration for services rendered to
Whole Living.   Mr. Burdick provided services valued at approximately $100,000 and Mr. Brudos provided services valued at approximately $50,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On April 30, 2002, we granted warrants to purchase 1,500,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services valued at approximately $40,000. The exercise prices of the warrants are 1,000,000 shares at $0.25, which vested immediately; and 500,000 shares at $0.50 which vest July 31, 2002. All of the warrants have a five year expiration and include piggy back registration rights. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On April 3, 2002, we issued an aggregate of 6,000,000 common shares to three persons as settlement of outstanding promissory notes valued at $881,559. We issued 2,000,000 shares to Broad Investment Partners, LLC; 2,000,000 shares to Empire Fund Managers, and 2,000,000 shares to Buena Vista Consulting, Inc. These shares include piggy back registration rights. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

Use of Proceeds

     On June 29, 2001, we filed a registration statement on Form SB-2 (File No. 333-64210) which was declared effective, as amended, on July 13, 2001. We registered 11,753,470 common shares with an aggregate offering price of approximately $4,995,225. The shares were sold by selling stockholders and we did not receive any of the proceeds. All shares registered under this Form SB-2 have been sold by the selling stockholders and we terminated this offering in July 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits

Exhibit
No.     Description
------- -----------
2.1 Agreement and Plan of Reorganization between Whole Living and Vestrio, dated July 8, 2002 (Incorporated by reference to exhibit 2.1 to Form 8-K, filed July 11, 2002)
3.1     Articles of Incorporation of Whole Living
        (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2     Bylaws of Whole Living
        (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (Incorporated by reference to exhibit 6.1 to the Form 10-SB, as amended, filed August 9, 1999)
10.2 Employment Agreement between Ron Williams and Whole Living (Incorporated by reference to exhibit 6.2 to the Form 10-SB, as amended, filed August 9, 1999)
10.3 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002
21.1    Subsidiaries of Whole Living, Inc.

(b)     Reports on Form 8-K

     On May 23, 2002, we filed a current report on Form 8-K under Item 5 regarding our intent to acquire Vestrio Corporation. No financial statements were filed.

     On July 11, 2002, we filed a current report on Form 8-K under Items 2 and 7 regarding the acquisition of Vestrio Corporation and Simple Online Solutions, LLC. No financial statements were filed.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  WHOLE LIVING, INC.




Date: 8/13/02                    By: /s/ Ronald K. Williams
                                 Ronald K. Williams
                                 President and Director





Date: 8/13/02                    By: /s/ Jeffrey R. Brudos
                                 Jeffrey R. Brudos
                                 Secretary/Treasurer, Chief Financial Officer
                                 and Director