Form 10QSB/A
period 2002-06-30
WHOLE LIVING INC
filed 2002-08-22
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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


     THIS REPORT HAS BEEN AMENDED TO INCLUDE CERTIFICATIONS.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits

Exhibit
No.     Description
------- -----------
2.1 Agreement and Plan of Reorganization between Whole Living and Vestrio, dated July 8, 2002 (Incorporated by reference to exhibit 2.1 to Form 8-K, filed July 11, 2002)
3.1     Articles of Incorporation of Whole Living
        (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2     Bylaws of Whole Living
        (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (Incorporated by reference to exhibit 6.1 to the Form 10-SB, as amended, filed August 9, 1999)
10.2 Employment Agreement between Ron Williams and Whole Living (Incorporated by reference to exhibit 6.2 to the Form 10-SB, as amended, filed August 9, 1999)
10.3 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Previously filed)
21.1    Subsidiaries of Whole Living, Inc. (Previously filed)

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



                                  WHOLE LIVING, INC.




Date: 8/21/02                    By: /s/ Ronald K. Williams
                                 Ronald K. Williams
                                 President and Director





Date: 8/21/02                    By: /s/ Jeffrey R. Brudos
                                 Jeffrey R. Brudos
                                 Secretary/Treasurer, Chief Financial Officer
                                 and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Whole Living, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as amended, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald K. Williams, acting in the capacity of Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ronald K. Williams
_____________________________________________________________________
Ronald K. Williams, acting in the capacity of Chief Executive Officer August 21, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Whole Living, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as amended, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey R. Brudos, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Jeffrey R. Brudos
__________________________________________________
Jeffrey R. Brudos, Chief Financial Officer
August 21, 2002