Form 10QSB
period 2002-09-30
WHOLE LIVING INC
filed 2002-11-19
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission File No.  0-26973

                        WHOLE LIVING, INC.
(Exact name of small business issuer as specified in its charter)

             Nevada                                  87-0621709
(State of incorporation)                 (I.R.S. Employer Identification No.)


433 East Bay Boulevard, Provo, Utah  84606
(Address of principal executive offices)

Registrant's telephone number:  (801) 655-1000

629 East 730 South, Suite 201, American Fork, Utah  84003
(Former address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

As of October 22, 2002, the issuer had a total of 38,229,640 shares of common stock outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis.............................9

Item 3:  Controls and Procedures..........................................12


                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds .......................13

Item 5: Other Information ................................................13

Item 6:  Exhibits and Reports filed on Form 8-K ..........................13

Signatures and Certifications ............................................14











                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended September 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.
                Consolidated Financial Statements
                        September 30, 2002

                        Whole Living, Inc.
                   Consolidated Balance Sheets



                              ASSETS

                                                  September 30,  December 31,
                                                      2002          2001
                                                  -------------- -------------
                                                   (Unaudited)
Current Assets
  Cash                                            $      74,881  $     96,232
  Accounts Receivable                                   284,042        50,000
  Receivables - Other                                         -        19,855
  Inventory                                             607,016       511,846
  Prepaid Expenses                                      135,884        20,167
                                                  -------------- -------------
Total Current Assets                                  1,101,823       698,100
                                                  -------------- -------------

Property & Equipment, Net                               567,832       347,206
                                                  -------------- -------------
Other Assets
  Goodwill, Net                                       5,474,173        17,318
  Deposits                                              138,120        55,010
                                                  -------------- -------------
Total Other Assets                                    5,612,293        72,328
                                                  -------------- -------------

  Total Assets                                    $   7,281,948  $  1,117,634
                                                  ============== =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $     973,490  $    516,308
  Accrued Expenses                                      518,770       332,287
  Current Portion of Long-Term Liabilities            2,829,567       544,533
                                                  -------------- -------------
Total Current Liabilities                             4,321,827     1,393,128
                                                  -------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                       2,127,800       544,453
  Notes Payable                                         701,767             -
  Capital Lease Obligations                                   -            80
  Less Current Portion                               (2,829,567)     (544,533)
                                                  -------------- -------------
Total Long Term Liabilities                                   -             -
                                                  -------------- -------------

  Total Liabilities                                   4,321,827     1,393,128
                                                  -------------- -------------

Stockholders' Equity
  Common Stock, $.001 Par Value; 50,000,000
    Shares Authorized; 38,229,640 and 24,004,340
    Shares Issued and Outstanding, Respectively          38,230        24,005
  Additional Paid-In Capital                         12,104,067     7,742,831
  Retained Deficit                                   (8,982,176)   (7,842,330)
  Subscription Receivable                              (200,000)     (200,000)
                                                  -------------- -------------
Total Stockholders' Equity                            2,960,121      (275,494)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   7,281,948  $  1,117,634
                                                  ============== =============



                              Whole Living, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)




                                          For the Three  For the Three  For the Nine   For the Nine
                                          Months Ended   Months Ended   Months Ended   Months Ended
                                          September 30,  September 30,  September 30,  September 30,
                                          2002           2001           2002           2001
                                          -------------- -------------- -------------- --------------
Sales                                     $   3,281,216  $   1,727,102  $   6,474,118  $   4,561,742

Cost Of Goods Sold                            2,040,226      1,073,693      4,191,433      3,304,520
                                          -------------- -------------- -------------- --------------

Gross Profit                                  1,240,990        653,409      2,282,685      1,257,222
                                          -------------- -------------- -------------- --------------
Operating Expenses
  General & Administrative                    1,368,456        807,707      2,998,013      2,445,929
  Selling Expenses                               72,932        122,854        306,028        683,637
                                          -------------- -------------- -------------- --------------
    Total Operating Expenses                  1,441,388        930,561      3,304,041      3,129,566
                                          -------------- -------------- -------------- --------------

OPERATING INCOME (LOSS)                        (200,398)      (277,152)    (1,021,356)    (1,872,344)
                                          -------------- -------------- -------------- --------------
OTHER INCOME(EXPENSE)
  Interest Expense                              (68,479)        (2,414)      (122,742)        (5,116)
  Other Income (Expense)                          4,252          5,317          4,252          7,332
                                          -------------- -------------- -------------- --------------
    Total Other Income(Expense)                 (64,227)         2,903       (118,490)         2,216
                                          -------------- -------------- -------------- --------------
NET INCOME(LOSS)                          $    (264,625) $    (274,249) $  (1,139,846) $  (1,870,128)
                                          ============== ============== ============== ==============

WEIGHTED AVERAGE INCOME(LOSS) PER SHARE   $       (0.01) $       (0.01) $       (0.04) $       (0.08)
                                          ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING          37,717,751     28,603,952     29,497,177     23,067,747
                                          ============== ============== ============== ==============




                              Whole Living, Inc.

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                          2002          2001
                                                                    -------------- --------------
Cash Flows From Operating Activities
Net Income(Loss)                                                    $  (1,139,846) $  (1,870,128)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
    Depreciation & Amortization                                           138,926        133,036
    Stock Issued for Services                                             165,200        190,000
    Stock Issued for Interest                                              26,861              -
    Warrants Issued for Services                                           40,000              -
  Change in Assets and Liabilities (Net of Acquisition):
    (Increase) Decrease in:
     Accounts Receivable                                                 (213,272)       (19,940)
     Receivable - Other                                                    19,855              -
     Inventory                                                            (95,170)       (31,228)
     Prepaid Expenses                                                     (71,317)        47,140
    Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                               (208,112)       (57,634)
                                                                    -------------- --------------
     Net Cash Provided(Used) by Operating Activities                   (1,336,875)    (1,608,754)
                                                                    -------------- --------------
Cash Flows from Investing Activities
  Cash (Bank Overdraft) Acquired in Acquisition                           (30,189)             -
  Payments for Notes Receivable                                        (1,100,000)             -
  Payments for Property & Equipment                                      (145,362)       (81,039)
  Payments for Deposits                                                   (70,240)       (28,457)
                                                                    -------------- --------------
     Net Cash Provided(Used) by Investing Activities                   (1,345,791)      (109,496)
                                                                    -------------- --------------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                                          2,702,917      1,549,790
  Proceeds from Issuance of Common Stock                                        -        415,000
  Principal Payments on Debt Financing                                    (41,602)      (246,540)
                                                                    -------------- --------------
    Net Cash Provided(Used) by Financing Activities                     2,661,315      1,718,250
                                                                    -------------- --------------

Increase in Cash                                                          (21,351)             -

Cash and Cash Equivalents at Beginning of Period                           96,232              -
                                                                    -------------- --------------

Cash and Cash Equivalents at End of Period                          $      74,881  $           -
                                                                    ============== ==============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                          $      16,668  $       5,116
                                                                    ============== ==============
  Income Taxes                                                      $           -  $           -
                                                                    ============== ==============
Non-Cash Activities:
  Common Stock Issued for Notes Payable & Accrued Interest          $   1,106,861  $   2,517,469
                                                                    ============== ==============
  Common Stock Issued & Warrants Granted for Services               $     205,200  $     190,000
                                                                    ============== ==============
  Common Stock Issued for Acquisition of Subsidiary                 $   3,015,000  $           -
                                                                    ============== ==============
  Common Stock Issued for Insurance                                 $      48,400  $      28,000
                                                                    ============== ==============









                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2002


GENERAL
-------

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ACQUISTION OF VESTRIO CORPORATION
---------------------------------

In June 2002, in anticipation of the merger, the Company issued 150,000 shares of their common stock valued at $75,000 to two individuals to settle any potential rights or claims against Vestrio Corporation (Vestrio).

In July 2002, the Company completed their acquisition of Vestrio. Pursuant to the acquisition agreement, the Company exchanged 6,000,000 shares of their common stock valued at $2,940,000 for all of the outstanding common stock of Vestrio, thus making Vestrio a wholly owned subsidiary. This investment has been recorded as a purchase and is valued at $3,015,000. Goodwill of $5,473,103 has been recognized and will be tested annually for impairment. As of September 30, 2002, no impairment has been recognized.

The September 30, 2002 financial statements include the accounts Vestrio. All intercompany accounts have been eliminated.

STOCKHOLDERS' EQUITY TRANSACTIONS
---------------------------------

In January 2002, the Company issued 40,000 shares of their common stock for services valued at $15,200.

In April 2002, the Company granted warrants to purchase 1,500,000 shares of their common stock. The warrants were issued for services valued at $40,000.

In April 2002, the Company issued 6,000,000 shares of their common stock for notes payable and accrued interest of $881,559.

In May 2002, the Company issued 600,000 shares of their common stock for services valued at $150,000.

In May 2002, the Company issued 1,325,300 shares of their common stock for notes payable and accrued interest of $225,302.

In June 2002, the Company issued 150,000 shares of their common stock for a settlement valued at $75,000.

                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2002


STOCKHOLDERS' EQUITY TRANSACTIONS (CONTINUED)
---------------------------------------------

In July 2002, the Company issued 6,000,000 shares of their common stock for the acquisition of Vestrio Corporation valued at $2,940,000.

In August 2002, the Company issued 110,000 shares of their common stock for insurance valued at $48,400.

NOTES PAYABLE
-------------

The notes payable due to shareholders and an officer at September 30, 2002 is $2,127,800. The notes range in interest from 8% to 15% and mature in 2002.

The notes payable due to various unrelated entities at September 30, 2002 is $701,767. The notes range in interest from 9% to 13% and mature in 2002.

       References in this quarterly report to "Whole Living" "we," "us," and "our" refer to Whole Living, Inc.

                    FORWARD LOOKING STATEMENTS

       This Form 10Q-SB contains certain forward-looking statements and any statements contained in this Form 10Q-SB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertain ties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the industries in which Whole Living may participate; competition within Whole Living's chosen industry, including competition from much larger competitors; technological advances and failure by Whole Living to successfully develop business relationships.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

       Whole Living is a holding company of three subsidiaries: Brain Garden, Inc., Vestrio Corporation and Simple Online Solutions, LLC. Brain Garden is a total lifestyle company focused on improving mental and physical performance through whole foods and whole education. Brain Garden employs a network marketing system to sell its products to customers and independent distributors, and it relies on independent distributors to sponsor new distributors. Simple Online Solutions owns certain proprietary products and markets those products and services through licensing agreements. Vestrio holds license agreements for the marketing of some of Simple Online Solution's products and services. Vestrio offers a suite of proprietary investment and stock analysis software products which are designed to help investors learn how to analyze and manage their investments in the stock market. Vestrio relies on a network marketing model for distribution of its products to the public.

       We have recorded operating losses for the most recent two fiscal years and our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. However, our operating subsidiaries have recorded significant revenues in the fourth quarter of 2002. Vestrio was cash flow positive in the month of October and recorded $5 million in revenues for the first four months of the year. In addition, Brain Garden reached monthly revenues of $1 million in October. These developments are indicators of our movement toward our projected revenues; however, we have adjusted our projection to $14 million for our combined subsidiaries by year's end from our preliminary projection of $30 million.

       Brain Garden consolidated its operations into a single facility located in Provo, Utah, which houses the corporate offices, manufacturing and fulfillment. This two story 40,000 square foot facility is Brain Garden's new international headquarters. Management anticipates that this facility will increase our production capacity from $750,000 to $7.5 million. In addition, Brain Garden is preparing to launch its network marketing program in the United Kingdom.

       Acquisition Treatment

       In July 2002 Whole Living completed the acquisition of Vestrio Corporation and Simple Online Solutions. We acquired these two companies in an arms-length transaction by issuing an aggregate of 6,000,000 shares of Whole Living common stock to the seven stockholders of Vestrio in exchange for 100,000 shares of Vestrio common stock. Simple Online Solutions was the wholly-owned company of Vestrio. The stock-for-stock exchange was intended to qualify as a tax-free exchange and the six million shares were valued at approximately $2,940,000. The acquisition was accounted for under the purchase method of accounting using generally accepted accounting principles. Goodwill of $5,473,103 was recognized and will be tested annually for impairment. Vestrio and Simple Online Solutions' results of operations are consolidated with our operations for the three month period ended September 30, 2002.

RESULTS OF OPERATIONS

       The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and nine month periods ended September 30, 2002 and 2001.

       We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of our goods. Revenue is net of returns, which have historically been less than 1% of sales. For the 2002 nine month period, sales increased $1,912,376, or 41.9%, compared to the 2001 nine month period. Sales for the 2002 third quarter increased $1,554,114, or
90.0 %, compared to the 2001 third quarter. The increased revenues for the 2002 third quarter were primarily the result of our acquisition of Vestrio and Brain Garden's continued development.

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

       Cost of goods sold increased $886,913, or 26.8%, for the 2002 nine month period compared to the 2001 nine month period and increased $966,533, or
90.0 %, for the 2002 third quarter compared to the 2001 third quarter. Cost of goods sold were 64.7% of sales for the 2002 nine month period compared to
72.4 % of sales for the 2001 comparable period. Costs of good sold for the 2002 third quarter were 62.2 % of sales compared to 62.2% of sales for the 2001 comparable period. The percentage of sales decrease in cost of goods sold for the 2002 nine month period was primarily the result of bringing food manufacturing in-house. Accordingly, our gross profit increased $1,025,463, or 81.6%, for the 2002 nine month period compared to the 2001 nine month period and increased $587,581, or 89.9%, for the 2002 third quarter compared to the 2001 third quarter.

       General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $552,084, or 22.6%, for the 2002 nine month period compared to the 2001 nine month period and increased $560,749, or 69.4%, for the 2002 third quarter compared to the 2001 comparable period. This increase was primarily due to overall increased growth in sales.

       Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased $377,609, or 55.2%, for the 2002 nine month period compared to the 2001 nine month period. These expenses also decreased $49,922, or 40.6%, for the 2002 third quarter compared to the same period in 2001. The decrease in these expenses was primarily a result of recording higher selling expenses in the 2001 third quarter related to expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into certain Asian markets.

       Total operating expenses increased $174,475, or 5.6%, for the 2002 nine month period compared to the 2001 nine month period. Total operating expenses also increased $510,827, or 54.9%, for the 2002 third quarter compared to the 2001 third quarter. Our total operating expenses were 51.0% of sales for the 2002 nine month period compared to 68.6% of sales for the comparable 2001 period. Third quarter total operating expenses were 43.9% of sales compared to 53.8% of sales for the 2001 third quarter. Consequently, our operating loss was $1,021,356 for the 2002 nine month period compared to $1,872,344 for the 2001 nine month period and our operating loss was $200,398 for the 2002 third quarter compared to $277,152 for the 2001 third quarter.

       We recorded total other expense of $118,490 for the 2002 nine month period and $64,227 for the 2002 third quarter, which was primarily related to interest expenses for notes payable. Total other income for the 2001 nine month period was $2,216 and $2,903 for the 2001 third quarter, which reflected interest expense offset by other income.

       Our net loss decreased $730,282, or 39.1%, for the 2002 nine month period compared to the 2001 nine month period and decreased $9,624, or 3.5%, for the 2002 third quarter compared to the 2001 third quarter. Our loss per share was $0.04 for the 2002 nine month period compared to $0.08 for the 2001 nine month period and $0.01 for the 2002 and 2001 third quarters.

       Factors Affecting Future Performance

       Since our inception, internal cash flows, alone, have not been sufficient to maintain our operations. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future internal cash flows will be dependent on a number of factors, including:
       .       Our ability to encourage our distributors to sponsor new
               distributors and increase their own personal sales;
       .       Our ability to promote our product lines with our distributors;
       .       Our ability to develop successful new product lines;
       .       Effects of future regulatory changes in the area of direct marketing, if any; and
       .       Our ability to remain competitive in our markets.

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

LIQUIDITY AND CAPITAL RESOURCES

       We have funded our cash requirements primarily through sales, loans and private placements of our common stock. At the nine month period ended September 30, 2002, we had $74,881 cash on hand with $1,101,823 in total current assets, compared to $96,232 cash on hand with $698,100 in total current assets at the year ended December 31, 2001. Our total current liabilities were $4,321,827 at September 30, 2002, compared to $1,393,128 at the 2001 year end. The current portion of long-term liabilities represented 65.5% of the total current liabilities at the end of the 2002 nine month period.

       Net cash used for operating activities was $1,336,875 for the 2002 nine month period compared to $1,608,754 for the 2001 nine month period. Net cash used by investing activities was $1,345,791 for the 2002 nine month period compared to $109,496 for the 2001 nine month period. The increase in net cash used for investing activities was primarily related to payments of $1,100,000 for notes receivable. Net cash provided by financing activities was $2,661,315 for the 2002 nine month period compared to $1,718,250 for the 2001 nine month period. The increase in net cash provided by financing activities was primarily the result of more debt financing in the 2002 nine month period.

       Commitments and Liabilities

       At the period ended September 30, 2002 our principle commitments consisted of $2,127,800 notes payable to related parties and $701,767 notes payable to unrelated entities. As of December 31, 2001, future minimum payments on notes payable were $544,453 through 2002. Future minimum payments on operating leases for vehicles, office space and warehouse space were $186,285 through 2003.

       Historically, we have relied on loans from shareholders and management, which we have converted into common stock. We also rely on equity transactions to pay for services provided to us. During the third quarter ended September 30, 2002 we issued 110,000 common shares to pay for director and officers liability insurance valued at approximately $48,400. Previously, in the second quarter ended June 30, 2002, we converted debt totaling $1,106,861 by issuing 7,325,300 shares of common stock to the holders of notes payable. In that same quarter, we issued common shares and warrants to pay for services rendered, or to be rendered, to us which were valued at approximately $190,000.

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


ITEM 3: CONTROLS AND PROCEDURES

       As a result of new SEC regulations, our Board formalized the disclosure controls and procedures we use to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On November 1, 2002, our principal executive officer and CFO evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

       They did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved management or other employees who had a significant role in our internal controls. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls, other than providing our financial information to the auditor earlier in the process.

                   PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

       The following discussion describes all securities sold by us without registration during the three month period ended September 30, 2002, through a recent date:

       On August 14, 2002 we authorized the issuance of 110,000 common shares to Universal Business Insurance in consideration for officer and directors' liability insurance valued at $48,400. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

       On July 8, 2002, we agreed to issue an aggregate of 6,000,000 shares to seven shareholders of Vestrio Corporation in exchange for all of Vestrio's issued and outstanding shares. We placed these shares into an escrow account and then distributed them in July 2002. These shares were valued at
approximately $2,940,000.   We relied on an exemption from registration for a
private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


ITEM 5.  OTHER INFORMATION

       On October 31, 2002 Ronald K. Williams resigned as our President and Director. Mr. Williams will retire from the responsibilities of president, but will remain as the founder and a consultant for the company. The board of directors expects to appoint a new president within the next 90 days.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits

Exhibit
No.       Description
-------   -----------
2.1 Agreement and Plan of Reorganization between Whole Living and Vestrio, dated July 8, 2002
          (Incorporated by reference to exhibit 2.1 to Form 8-K, filed July 11, 2002)
3.1       Articles of Incorporation of Whole Living
          (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2       Bylaws of Whole Living
          (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease between Whole Living and KL Partners American Fork II, LLC, dated November 26, 1999 (Incorporated by reference to exhibit 6.1 to the Form 10-SB, as amended, filed August 9, 1999)
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002
21.1      Subsidiaries of Whole Living, Inc.

(b)       Reports on Form 8-K

          On July 11, 2002, we filed a current report on Form 8-K under Items 2 and 7 regarding the acquisition of Vestrio Corporation and Simple Online Solutions, LLC. No financial statements were filed. Then on September 9, 2002 we filed an amendment to this Form 8-K which included the audited financial statements for Vestrio Corporation and pro forma financial statements for the combined corporations.

                            SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WHOLE LIVING, INC.


Date Nov. 18, 2002             By: /s/ Douglas J. Burdick
                                   ------------------------------------
                                   Douglas J. Burdick
                                   Chief Operating Officer, Principal
                                   Executive Officer and Director



Date: Nov. 18. 2002            By: /s/ Jeffrey R. Brudos
                                   --------------------------------------
                                   Jeffrey R. Brudos
                                   Secretary/Treasurer, Chief Financial
                                   Officer and Director



            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Douglas J. Burdick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whole Living, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Nov. 18, 2002                  /s/ Douglas J. Burdick
Date: _________________________      ____________________________________
                                          Douglas J. Burdick
                                          Principal Executive Officer

              CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jeffrey R. Brudos, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whole Living, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Nov. 18, 2002                     /s/ Jeffrey R. Brudos
Date: _________________________           ________________________________
                                          Jeffrey R. Brudos
                                          Chief Financial Officer