Form 10KSB
period 2002-12-31
WHOLE LIVING INC
filed 2003-04-08
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2002

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number: 0-26973

                        Whole Living, Inc.
      (Exact name of registrant as specified in its charter)

       Nevada                                  87-0621709
 ----------------------               ---------------------------------
(State of incorporation)             (I.R.S. Employer Identification No.)


433 East Bay Boulevard, Provo, Utah            84606
---------------------------------------      --------
(Address of principal executive offices)    (Zip code)


Issuer's telephone number, including area code: (801) 655-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $7,842,187

As of March 24, 2003, the registrant had 32,849,640 shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $7,575,140.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of business.............................................3
Item 2.  Description of property............................................11
Item 3.  Legal proceedings..................................................11
Item 4.  Submission of matters to a vote of security holders................12

                             PART II

Item 5.  Market for common equity and related stockholder matters...........12
Item 6.  Management's discussion and analysis...............................17
Item 7.  Financial statements...............................................20
Item 8.  Changes in and disagreements with accountants......................39

                             PART III

Item 9.  Directors and executive officers; compliance with Section 16(a)....39
Item 10. Executive compensation.............................................40
Item 11. Security ownership of certain beneficial owners and management.....41
Item 12. Certain relationships and related transactions.....................42
Item 13. Exhibits and reports on Form 8-K...................................42
Item 14. Controls and Procedures............................................43
Signatures and Certifications...............................................44






     In this annual report references to "Whole Living," "we," "us," and "our" refer to Whole Living, Inc. and its subsidiaries

                    FORWARD LOOKING STATEMENTS

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the markets in which Whole Living may participate; competition within Whole Living's chosen industry, including competition from much larger competitors; technological advances of competitors and failure by Whole Living to successfully develop business relationships.

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

     On July 8, 2002, Whole Living, Inc., Vestrio Corporation, a Utah corporation, and Simple Online Solutions, LLC, a Utah limited liability company, entered into an Agreement and Plan of Reorganization by which Whole Living acquired Vestrio and Simple Online Solutions through a stock-for-stock exchange. However, on December 31, 2002, this acquisition was rescinded.

Business of Brain Garden, Inc.

     Whole Living is a holding company which operates through its wholly-owned subsidiary, Brain Garden, Inc. Brain Garden is a total lifestyle company focused on bringing to our customers convenient whole foods, synthetic-free alternatives for virtually everything in your medicine cabinet, toxin free household cleaners and personal care products designed to improve mental and physical performance. In the world of health and weight loss -- simplicity and convenience are key. We've divided nutrition into three categories:
     1. Primary Nutrition = This is raw whole fruits, vegetables, nuts, seeds, grains and legumes with all their complex nutrients designed by mother nature to keep us healthy.
     2. Secondary Nutrition = This is the supplementation world. All the pills, vitamins, shakes and powders that we add to our daily diet make up this world.
     3. Empty Nutrition = This is the processed, fast food, microwavable, junk food, chemically fortified and nutritionally emptied food.

     We believe all three impact your health but only primary nutrition holds the key to permanent health success. We have combined the power of primary nutrition with the real secret to great health - Convenience. We believe that of the above three categories of nutrition the category that has not added convenience is primary nutrition.

     We have launched a program that is designed to bring our message of convenient primary nutrition to the masses. The program is called "Food First." Our program is designed to educate people on the power of primary nutrition and then put them on a 10-day program to prove it to themselves. We have hundreds of trained "facilitators" that are providing 30-minute educational meetings all over the world every single week so that our customers and distributors can learn about good nutrition. At the end of these meetings our facilitators invite our customers to participate in the Food First Program. Those that choose to participate receive a 10-day supply of food ($199 U.S. value), personal health web site, Food First magazines and CD's. We provide this program to our customers for only the cost of shipping and handling (approximately $15 U.S.) as long as our customers provide us with three simple things:
     1.   Fill out a simple online questionnaire;

     2.   Complete their online 10 day health journal; and
     3. Complete their online health questionnaire at the end of their 10-day program.

     The Food First business model is very simple. The more people who are educated and experience the power of primary nutrition in their own body, the more people who will buy our convenient primary nutrition products. We believe this inexpensive trial provides documented results from customers that will make it much easier to convince the next customer to try our Food First Program. Our test market, which included more than 2,000 participants, provided theses results, which varied from individual to individual:
     .   an average of 10.5 pounds lost,
     .   lower blood pressure,
     .   lower cholesterol,
     .   lower blood sugar level,
     .   clearer skin,
     .   relief from acid reflux,
     .   more energy,
     .   better sleep,
     .   clearer mind,
     .   fewer cravings, and
     .   improved moods.

     In addition, the Surgeon General of the United States and the Physicians Committee for Responsible Medicine have both concluded that the key to good health is proper diet (defined in part as primary nutrition = fruits, vegetables, nuts, seeds, legumes and whole grains; as opposed to empty nutrition = processed foods), plenty of water and regular exercise.

     Our product philosophy is to combine the best of science and nature and to produce food and personal care products that are 100% natural, and to the extent possible, organic. We employ a network marketing system to introduce our products to customers and independent distributors and our distributors sponsor new distributors. We are committed to developing and providing quality products that are convenient, easy to use, easy to sell and effective.

     Principal Products

     Our major primary nutrition product is Pulse, which consists of a variety of nuts, seeds, fruits and grains. Pulse is packaged loose both individual and in family size canisters. We believe nutritional science is strongly pointing to frequent snacking throughout the day as opposed to "three square meals." Pulse may be used as a snack or a meal replacement. Pulse has the proteins, fibers, carbohydrates and other nutrients needed in a healthy diet and comes in eight different flavors. Pulse also is an integral part of two of our programs called Food First and Food for Life. Our other major primary nutrition snack products include Finally Fruit, Parched Pulse and Brain Grain. 90% of our product sales come from our convenient primary nutrition products.

     Our secondary nutrition product line includes essential oils, and chemical-free personal and home-care products which are made from the oils and tissues of plants. We believe that what is put on the skin is passed through the skin and finds its way into other tissues in the body. Therefore, an individual should not put anything on the body that cannot also be put in the body.

     Our Essential Oils and Earthborn Creations personal care line of products provide health benefits for the user of these natural plant oils found in the tissues of aromatic plants. These products are designed to be applied topically to the body for therapeutic relief. Our Earthborn Creations products include creams, lotions, cleansers and shampoos made from essential oils and mixing powders that are all natural and chemical-free, and made entirely from plants. Our most popular personal care product is Pro L'eve which is a full strength progesterone cream designed for women who experience hormone imbalance. It is made from wild yams, soy and other natural ingredients. Pro L'eve is. The Earthborn Creations personal care, essential oils and associated products were approximately 10% of our revenues for the fiscal year 2002.

     Product Guarantees.   Though we have a 100% satisfaction policy; due to
the perishable nature of our natural products we only offer product exchanges, not returns in general. We charge 15% of the purchase price as a restocking fee for the cancellation of an order which is not faulty. Our experience with actual product returns has averaged approximately 1% of sales for the 2002 and 2001 fiscal year.

     Product Liability. We maintain an insurance policy for product liability claims with a $1,000,000 per claim and $2,000,000 annual aggregate limit.

     Distribution Network

     We have sales offices located in Provo, Utah, and Clear Island, Queensland, Australia. We buy raw materials from third-party suppliers (See, "Raw Materials and Suppliers," below), manufacture our food products in-house and warehouse the majority of the bulk food product at our facility here in the United States. The bulk product is either prepared for product orders here in the United States or shipped to Australia and the final fulfillment is accomplished at that location.

     Distributors pay for products prior to shipment, therefore we carry minimal accounts receivable. Distributors place orders by phone using an automated system or by placing the order with our order takers. They usually pay for the products with a credit card. Less than 2% of our sales are paid for with cash. Typically, we experience back orders with less than 1% of our orders.

     Unigen Plan. We rely on network marketing for the distribution of our products. Our revenue depends directly upon the sales efforts of our distributors. We distribute our products exclusively through independent distributors who have contracted directly with us. Anyone can purchase products from us for personal use or resell, and has the potential to earn commissions. Those individuals who sign up as a distributor can sponsor other distributors and earn commissions from the resale of our products as well. Management believes that one of our key competitive advantages is our "Unigen" distributor compensation plan (the "Unigen Plan").

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

     In the traditional networking system such as that used by Nu Skin, a group of people occupy a single level within the compensation plan. Under the "unilevel" plan, a single person occupies a level within the compensation structure. Nature's Sunshine Products, Inc. and Young Living Essential Oils represent two of our competitors who use versions of this "unilevel" plan. Under this structure, a distributor's down line is composed of numerous levels consisting of separate individuals. As more individuals come on line below these levels, each becomes a "leg" for the first distributor.

     Under our system any distributor on any level can receive compensation. Each individual distributor can qualify for compensation on a monthly basis. Therefore, if they qualify by purchasing or retailing the required quantity of product and establishing the necessary number of legs, a distributor could receive compensation in his or her first month with Whole Living.

     We combine direct sales with what we call a "deep generational pay program." Generational pay programs are currently being used by Young Living Essential Oils, Neways, LifeForce International and New

Vision. Under a generational program, a distributor receives a small percentage from other distributors that are brought on line below them, both directly and indirectly via the "legs." In our system, this generational concept is tied into our Captain, Team Captain and All Star classifications. As a distributor gains more "qualified legs" which qualify through monthly purchasing volume, his status changes and his percentage of generational compensation increases.

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

     A distributor must establish personal volume ("PV"), and active legs to create group volume. If one person in a leg sells the defined minimum monthly
volume or PV, that leg becomes "active."   To obtain the rank of Captain, a
distributor must have at least 100 or 150 PV, depending on certain programs which are available, have three active legs with each generating at least 600
in group volume and have a total group volume of 3,000.   A Team Capatian
requires 100 or 150 PV, three active legs each generating at least 3,000 in group volume, and a total group volume of 12,000. An All Star must have the 100 or150 PV, three active legs with 12,000 group volume per leg and a total group volume of 40,000. A distributor's rank may vary from month to month based upon the increase and decrease in his or her monthly volume.

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

     By combining direct sales with this deep generational pay program, we believe our Unigen Plan takes the best aspects of each approach and combines them into a new, more competitive distributor compensation plan. Several companies have developed and implemented plans similar to ours, such as Young Living Essential Oils, New Vision and LifeForce International. We believe that our approach, while similar to these approaches, improves on their models and represents a competitive advantage for our distributors. It is designed to offer a simple method for a distributor to earn compensation from development of his or her business. As the distributor is rewarded financially, he or she is motivated to continue developing an organization and, as a result, we continue to grow.

     For management purposes such as product purchasing, sales estimating, forecasting, and incentive planning, we use a second distributor definition known as currently "active distributors" which includes those distributors who, by their recent level of activity, are most likely to purchase products and sell our products in the near future. We use the last six months as the critical time frame within which we classify any distributor who has purchased any products from us as "active." As of December 31, 2002 approximately 20,000 of our distributors fell into this category, with 28 distributorships at the Team Captain level and 13 at the All-Star executive distributor levels, which are our two highest executive distributor levels. These distributorships have extensive downline networks and account for the majority of our revenue.
                                6

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

     We promote sponsoring by using Food First meetings all over the world. Generally, distributors invite friends, family members, and acquaintances to Food First meetings. People are often attracted to become distributors after using our products and becoming regular retail consumers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices for resale to consumers at party plans or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

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

     Rules Affecting Distributors. A potential distributor must enter into a standard distributor agreement which obligates the distributor to abide by our policies and procedures. Any person who wishes to can join us as a distributor to purchase products for personal use or to build a down line sales organization. In order to become a distributor, a person must purchase a Garden Starter Kit which sells for $39.95 in the United States. The Garden Starter Kit provides the new distribution with basic literature, a product video, a "The Answer: Primary Nutrition" video, product samples, a Pulse Party web site, training materials, guidelines, order forms, price lists, party plan information and handouts, and other helpful literature. The price and contents of the Garden Starter Kit vary in each of our foreign markets. The sale of these materials and other business tools account for 10% of our revenues. No distributor is required to purchase a large inventory of products when he/she starts. However, in order to receive compensation as a distributor and thereby become "active," personal monthly purchases/sales are required.

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

     Product Development.

     We are committed to expanding our convenient primary nutrition line with products that are easy to use, easy to sell and which are effective. During fiscal year 2002 we did not have costs related to research and development. However, we anticipate that the launch of our foreign markets will increase the potential for further research and development of our product lines. In addition, we are examining relationships with international banks to supply online banking services between Brain Garden and our foreign distributors.

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

     Our primary nutrition snack products compete with "health bars" and nutritional supplements offered by companies such as Amway, Nu Skin Enterprises, Inc., Nature's Sunshine Products and Shaklee. Nu Skin, Amway and Young Living Essential Oils dominate the essential oils and personal care product market for our Whole Living products.

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

     Raw Materials and Suppliers

     Since our shift to in-house manufacturing in 2002, we have more freedom to use any supplier we wish, which gives us more control over our product costs, quality and the time line for delivery. We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the market place. We maintain our product inventory using a system in which we keep a 4-8 week inventory based on the product's anticipated movement.

     During the fiscal year 2001, a majority of our products were produced by manufacturers unaffiliated with us and the products were produced according to specifications provided by us or developed by the manufacturers for us.
During 2001 we used approximately twelve major suppliers and vendors for food ingredients, packaging, and printing. Future 500 Corporation, a food processing and packaging company, and Jensen's Choice Foods located in Huntingdale, Victoria, Australia, supplied approximately 75% of our food products.

     Trademarks, Patents and Intellectual Property

     We have secured trademark protection for Brain Garden(TM). We are in the process of securing trademarks for our Brain Garden logo, "Sol Saltz," "Earthborn Creations," "Food First," "Food For Life," and are considering protection for several other product names. We consider our trademark protection to be very important to brand name recognition and distributor and consumer loyalty to our business. We intend to register our important trademarks in the United States. In addition, a number of our products utilize proprietary formulations, but we do not own any patents for these products.

     Government Regulations

     Direct Selling Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities in the United States and Australia. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often (i) impose certain cancellation/product return, inventory buy-backs and "cooling-off" rights for consumers and distributors, (ii) require us or our distributors to register with the governmental agency, (iii) impose certain requirements on us, and/or (iv) impose various requirements, such as requiring distributors to have certain levels of retail sales to qualify to receive commissions. The purpose of these laws and regulations is to ensure that distributors are being compensated for sales of products and not for recruitment of new distributors. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in Canada and Japan the government does not allow distributors to purchase product for resale. All products purchased by consumers in these countries must be purchased for personal use only.

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

     Our markets have regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to the regulations, and register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products. Many of our existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the capabilities of products. For example, in the United States we are unable to make any claim that our primary nutrition foods will diagnose, cure, mitigate, treat, or prevent disease.

     Employees

     We have 70 full time employees and 5 part-time employees in the United States and Australia. Nine of these employees directly support the distributor network. We do not anticipate increasing the number of employees at this time. However, if we experience significant growth, we may be required to hire new employees as necessary. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good and we have not experienced any work stoppages.


                        ITEM 2: PROPERTIES

     In September 2002 we consolidated our operations into a single facility located in Provo, Utah, which houses the corporate offices, manufacturing and fulfillment. This two story 40,000 square foot facility is Brain Garden's new international headquarters. We entered into a lease with Dare Associates, LLC, for the property on September 6, 2002. The lease agreement provides that we pay a monthly base rent of approximately $15,000 and additional fees estimated to be approximately $2,500 for taxes, assessments and insurance. However, the lease agreement provides that we were not required to pay the monthly base rent until after December 31, 2002. The lease expires on December 31, 2005, unless we elect to renew it for an additional three years and under new lease terms. The lease may be terminated upon any material breach by us or in the case of fire where repair cannot be accomplished in a timely manner as described in the lease agreement. In addition, we have an option to buy the property for $2.5 million which is effective for the first nine months of the lease, expiring May 31, 2003.

                    ITEM 3: LEGAL PROCEEDINGS

     On March 17, 2003, Whole Living filed an action for a preliminary injunction in the United States District Court, District of Utah, Central Division against Don Tolman, a former consultant and founder of Brain Garden product lines. The purpose of the injunction is to stop Mr. Tolman from competing against the company. At a preliminary hearing on April 2, 2003, the court issued a temporary restraining order which expires April 10, 2003, and a hearing is set for April 10, 2003, related to the preliminary injunction against Don Tolman.

     On August 17, 2001, Lorraine Butler filed an action for damages for pain and suffering resulting from the use of our products. She initially filed the action against Whole Life, Inc. and Brain Garden, Inc. in the Circuit Court of Lane County, Oregon. On April 9, 2002, Ms. Butler was awarded a default judgment of $100,000 plus interest in the Oregon court and then obtained a foreign judgment in the state of Utah on August 2, 2002. Whole Living moved for an order setting aside the default, a new trial, amendment to the judgment, or a declaration that the Oregon judgment was not entered against Whole Living. On December 5, 2002, the Fourth Judicial District Court, State of Utah, Utah County, Provo Department determined that the default judgment was not valid and enforceable against Whole Living. Subsequently, in January of 2003, the Oregon court permitted Ms. Butler to change the named defendant to Whole Living, Inc. We requested relief from the Oregon default judgment, but this request has not been ruled upon by the Oregon court. We intend to contest the Oregon court's granting of Butler's motion to amend and hope the default will be set aside. Then we expect to contest Ms. Butler's claims of pain and suffering through a trial.

      On January 28, 2003, Dave Nicolson filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against Whole Living and Vestrio, Inc., a former wholly owned subsidiary. The claim is based upon an agreement by and between Whole Living, Vestrio and Nicolson, in which Whole Living and Vestrio agreed to pay Mr. Nicolson $250,000 to continue his distributor relationship with both companies. Mr. Nicolson alleges that the first payment of $50,000 was made, but none of the subsequent payments were paid when due. Whole Living has filed an answer and counterclaim against Nicolson in which we claim rescission of the agreement based on fraud, mistake and undue influence, and voidance of the contract based on lack and failure of consideration.

      We are involved in various other disputes and legal claims arising in the normal course of our business. In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.


                             PART II

 ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is listed on the NASD OTC Bulletin Board under the symbol "WLIV." The following table represents the range of the high and low bid prices for the past two fiscal years of our stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We cannot ensure that an active public market will develop in our common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

                  Year  Quarter Ended     High    Low
                  ----  --------------    ------  ------
                  2001  March 31          $ 0.81  $ 0.38
                        June 30             0.53    0.26
                        September 30        1.10    0.30
                        December 31         0.77    0.36

                  2002  March 31          $ 0.45  $ 0.19
                        June 30             0.75    0.12
                        September 30        0.58    0.25
                        December 31         0.39    0.16

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

Holders

     As of March 13, 2003, we had approximately 140 shareholders of record. We had options to purchase 2,345,000 shares outstanding which are exercisable through September 2006 and warrants to purchase 1,900,000 shares outstanding which are exercisable through April 2007.

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

Securities Authorized Under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.

               Equity Compensation Plan Information

----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- -----------------
Equity compen-
sation plans
approved by
security holders         0                  0                    0
---------------- ---------------------- ------------------- -----------------
Equity compen-
sation plans
not approved by
security holders     4,245,000 (1)        $  0.44            1,642,482
----------------- --------------------- ------------------- -----------------

Total                4,245,000             $ 0.44            1,642,482
-----------------------------------------------------------------------------

           (1) Represents 2,345,000 options and 1,900,000 warrants


     Employee Stock Option Plan

     In July 2, 2001 we established the Employee Stock Ownership Plan which covers both current and prospective employees, consultants and directors.
This plan was not approved by our shareholders. The exercise price of each option granted under the plan is determined by our Board of Directors and cannot be less than 100% of the fair market value of common shares on the date of grant. The options currently outstanding expire in two to four years. The aggregate number of options that may be awarded under the plan automatically increases by a number equal to the lesser of 5% of the total number of common shares outstanding or 2,500,000.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us within the past three years without registration.

     On December 13, 2002, we issued 50,000 shares to First Equity Holdings Corp. to convert debt valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On November 14, 2002, our Board authorized the issuance of 400,000 shares to G. Maxwell as settlement of an outstanding agreement between Mr. Maxwell and Vestrio Corp. The agreement was valued at approximately $81,000, with interest. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On November 14, 2002, our Board authorized the issuance of an aggregate of 170,000 common shares, valued at approximately $34,000, to twenty-five employees. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On August 14, 2002, we authorized the issuance of 110,000 common shares to Universal Business Insurance in consideration for officer and directors' liability insurance valued at $41,140. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On July 8, 2002, we agreed to issue an aggregate of 6,000,000 shares to seven shareholders of Vestrio Corporation in exchange for all of Vestrio's issued and outstanding shares. We placed these shares into an escrow account and then distributed them in July 2002. These shares were valued at approximately $2,940,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. These share were subsequently canceled and returned to the corporate treasury.

     On June 20, 2002, we issued 100,000 common shares to Brock Madsen and 50,000 shares to Matt Madsen in consideration for the settlement of their rights and claims against Vestrio Corporation which were valued at approximately $64,500. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On May 3, 2002, we issued 1,325,300 shares to RB Mutual Ventures, Inc. to satisfy a promissory note totaling $225,301 with interest. These shares include piggy back registration rights. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On May 1, 2002, we issued 400,000 common shares to Douglas J. Burdick and 200,000 shares to Jeffrey R. Brudos in consideration for services rendered to
Whole Living.   Mr. Burdick provided services valued at approximately $84,000 and Mr. Brudos provided services valued at approximately $42,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On April 30, 2002, we granted warrants to purchase 1,500,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services valued at approximately $325,000. The exercise prices of the warrants are 1,000,000 shares at $0.25, which vested immediately; and 500,000 shares at $0.50 which vest July 31, 2002. All of the warrants have a five year expiration and include piggy back registration rights. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

    On January 14, 2002, we issued an aggregate of 40,000 common shares to three individuals. We issued 10,000 shares to Daniel Penoel for consulting services valued at approximately $3,200. We issued 5,000 common shares valued at approximately $1,600 to Chris Neville as compensation for services rendered to Brain Garden Australia. Richard F. Wogksch received 25,000 shares valued at $8,000 as severance compensation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On October 15, 2001, we granted options to thirteen employees to purchase an aggregate of 350,000 common shares at an exercise price of $0.50. The
options expire October 15, 2004.   We relied on an exemption from registration
for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

     On September 20, 2001, we granted options to purchase an aggregate of 875,000 common shares at $0.50 per share to five members of our senior management. The options expire September 20, 2006. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On September 10, 2001, we granted options to purchase an aggregate of 370,000 common shares at an exercise price of $0.50 to eleven employees as compensation. The options expire September 10, 2004. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On August 14, 2001, we issued 70,000 common shares to Donald R. Mayer, President of Universal Business Insurance to cancel a debt owed to that company in the amount of $49,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

     On July 12, 2001, we granted options to purchase an aggregate of 750,000 common shares to senior management. We granted options to purchase 300,000 shares to Ronald K. Williams, options to purchase 200,000 shares to Douglas J. Burdick, options to purchase 150,000 shares to Sharmon Smith, options to purchase 50,000 shares to Danny Erickson and options to purchase 50,000 shares to John Hunter. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

     On June14, 2001, we issued 40,000 common shares, valued at $12,800 to Doug Burdick in consideration for business consulting services. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

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


           ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

     Whole Living operates through its subsidiary Brain Garden, Inc. We have recorded operating losses from inception and our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. Our plan is to focus our marketing efforts on the Food First Program; however, if we experience the demand displayed in the test market we will need to implement automation of our key production processes. We will continue to scrutinize expenses related to operating activities, especially production and order fulfillment.

     Brain Garden consolidated its operations into a single facility located in Provo, Utah, which houses the corporate offices, manufacturing and fulfillment. Management anticipates that this facility will increase our production capacity from $750,000 to $7.5 million within the coming year.

Acquisition Rescission

     In July 2002 Whole Living completed the acquisition of Vestrio Corporation and Simple Online Solutions. We acquired these two companies in an arms-length transaction by issuing an aggregate of 6,000,000 shares of Whole Living common stock to the seven stockholders of Vestrio in exchange for 100,000 shares of Vestrio common stock. However, on December 31, 2002, the parties agreed to rescind the agreement and the 6,000,000 shares were canceled and returned to the corporate treasury. As a result, Whole Living transferred debts totaling approximately $2,665,669, represented by promissory notes, to Vestrio and recognized acquisition expenses of $145,350 related to the rescinded acquisition.

     In May 2002 we formed a wholly-owned subsidiary, Brain Garden, Inc. As part of that transaction Brain Garden issued 50,000,000 shares of its common stock to Whole Living. Shortly after Brain Garden's formation, 25,000,000 shares of Brain Garden, Inc.'s common stock were issued to Whole Living and the remaining 25,000,000 upon transfer of the assets of Whole Living to the subsidiary.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the years ended December 31, 2002 and 2001.

     Years Ended December 31, 2002 and 2001

     We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of our goods. During the year ended December 31, 2002, and in connection with the acquisition of Vestrio Corporation, we projected consolidated revenues in excess of $30 million for the 2002 year and earnings per share of $0.10 and $0.12. We were unable to achieve these numbers and subsequently rescinded the Vestrio acquisition. Revenue is net of returns, which has historically been less than 1% of sales. For the 2002 year, sales increased to $7,842,187, a 31.4% increase, compared to $5,965,325 in revenues for the 2001 year. The increased revenues for the 2002 year were primarily the result of our acquisition of Vestrio and Brain Garden's continued development.

     Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

     Cost of goods sold increased $1,350,448, or 23.7%, for the 2002 year compared to the 2001 year. Cost of goods sold were 72.6% of sales for the 2002 year compared to 72.7% of sales for the 2001 comparable year. Due to increased revenues, our gross profit increased $526,414, or 32.3%, for the 2002 year compared to the 2001 year.

     Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, were $439,331 for the 2002 year compared to $952,714 for the 2001 year. These expenses in the 2001 year were primarily a result of selling expenses related to expanding distribution in Australia and New Zealand, plus additional costs involved in laying the groundwork for expansion into certain Asian markets.

     General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased $1,046,033, or 22.6%, for the 2002 year compared to the 2001 year. The 2001 general and administration expenses were higher primarily because of: 1) start up costs involved in establishing distribution in Australia and New Zealand; and, 2) the increase in the number of employees and other resources required to service the growth in company revenues.

     Total operating expenses decreased $1,559,416, or 28.0%, for the 2002
year compared to the 2001 year.   Our total operating expenses were 51.2% of
sales for the 2002 year compared to 93.5% of sales for the 2001 year. The decrease was a result of expenses in 2001 related to: 1) increased sales commissions resulting from implementation of the company's Retail Bonus Plan; and 2) expenses of establishing and preparing to establish overseas distribution. The decrease in the overall percent of operating expenses to revenues from 2002 to 2001 was attributable to management's implementation of tighter departmental budgets. Consequently, our operating loss was $1,866,429 for the 2002 year compared to $3,952,259 for the 2001 year.

     We recorded total other expense of $292,610 for the 2002 year, with the Vestrio acquisition expense representing $145,350, or 49.7% of this amount. For the 2001 year we recorded total other expense of $14,138 primarily related to interest expense.

     We recorded a net loss of $2,159,039 for the 2002 year compared to a net loss of $3,966,397 for the 2001 year. Our loss per share was $0.07 for the 2002 year compared to $0.19 for the 2001 year.

     Factors Affecting Future Performance

     Since our inception, internal cash flows, alone, have not been sufficient to maintain our operations. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future internal cash flows will be dependent on a number of factors, including:
     . Our ability to encourage our distributors to sponsor new distributors and increase their own personal sales;
     .   Our ability to promote our product lines with our distributors;
     .   Our ability to develop successful new product lines;
     . Effects of future regulatory changes in the area of direct marketing, if any; and
     .   Our ability to remain competitive in our markets.
     .   Our ability to meet the demand of our new Food First Program

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

     Seasonal Aspects

     In the direct selling industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we have experienced an increase in sales during the summer months and are unsure how the industry-wide fluctuations will affect our business in the future.

     Liquidity And Capital Resources

     We have funded our cash requirements primarily through sales, loans and private placements of our common stock. At the year ended December 31, 2002, we had no cash on hand with total current assets of $724,125, compared to $96,232 cash on hand with $698,100 in total current assets at the year ended December 31, 2001. Our total current liabilities were $1,776,015 at December 31, 2002, compared to $1,393,128 at the 2001 year end. Accounts payable, accrued expenses and the current portion of long-term liabilities represented 86.7% of the total current liabilities at the end of the 2002 year.

     Net cash used by operating activities was $912,151 for the 2002 year compared to $2,101,045 for the 2001 year. Net cash used by investing activities was $102,459 for the 2002 year compared to $123,598 for the 2001 year. The investing activities were primarily related to purchases of property and equipment and cash paid from deposits. Net cash provided by financing activities was $918,378 for the 2002 year compared to $2,320,875 for the 2001 year. During the 2001 year we received $4,540,373 from the sale of our common stock and debt financing. During the 2002 year we received $918,458 from debt financing.

     Commitments and Contingent Liabilities

     At the year ended December 31, 2002, our long term liabilities consisted of $420,000 notes payable to related parties and an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $626,400 through 2005. At December 31, 2002, future minimum payments on notes payable were $420,000 through 2003.

     We recorded contingent liabilities of $208,819 for the year ended December 31, 2002, related to litigation. The legal actions described under
Item 3: Legal Proceedings, above, account for $100,000 of the recognized total contingent liabilities. The remaining $108,819 contingent liabilities are related to other various disputes and legal claims incidental to our business.

Financing

     Historically, we have relied on loans from shareholders and management, which we have converted into common stock. We also rely on equity transactions to pay for services provided to us. During the 2002 year we received $918,458 in loans from First Equity Holdings Corp., a shareholder.
On April 3, 2002, we issued 2,000,000 shares each to Broad Investment Partners, LLC; Empire Fund Managers and Buena Vista Consulting, Inc. to satisfy promissory notes totaling $881,559, with interest. On May 3, 2002, we issued 1,325,300 shares to RB Mutual Ventures, Inc. to satisfy a promissory note totaling $225,302, with interest. We also issued 110,000 common shares to pay for director and officers liability insurance valued at approximately $41,000.

     During the 2001 year we received $1,990,373 from debt financing. These loans were primarily from shareholders and management with interest rates varying from 9% to 10.5%. We satisfied a portion of these notes payable in February 2001 when we issued 6,677,230 shares to eight accredited investors to convert $2,004,678 of these notes payable. Then in May 2001 we sold 7,500,000 common shares to six accredited investors in a private placement for $2,550,000 in cash. After the private placement, on October 15, 2001, our Board authorized the buy back of 4,052,890 common shares from five of the shareholders for $1,500,000. The Board then retired the shares to the corporate treasury, reducing our issued and outstanding by that number.

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



                   ITEM 7: FINANCIAL STATEMENTS





                        WHOLE LIVING, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2002 and 2001

                         C O N T E N T S


Auditors' Report............................................................3

Consolidated Balance Sheet..................................................4

Consolidated Statements of Operations.......................................6

Consolidated Statements of Stockholders' Equity.............................7

Consolidated Statements of Cash Flows.......................................9

Notes to the Consolidated Financial Statements.............................11

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________



                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying consolidated balance sheets of Whole Living, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Living, Inc. as of December 31, 2002 and 2001 and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company's has negative working capital, negative cash flows from operations and recurring operating losses since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
February 28, 2003

                        WHOLE LIVING, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                           December 31,
                                                        2002           2001
                                                   ------------- -------------
CURRENT ASSETS

  Cash                                             $          -  $     96,232
  Accounts receivable                                    33,445        50,000
  Receivables - other                                         -        19,855
  Inventory                                             653,667       511,846
  Prepaid expenses                                       37,013        20,167
                                                   ------------- -------------

    Total Current Assets                                724,125       698,100
                                                   ------------- -------------

PROPERTY AND EQUIPMENT, Net                             256,120       347,206
                                                   ------------- -------------
OTHER ASSETS

  Goodwill                                               17,318        17,318
  Deposits                                               36,435        55,010
                                                   ------------- -------------

    Total Other Assets                                   53,753        72,328
                                                   ------------- -------------

    TOTAL ASSETS                                   $  1,033,998  $  1,117,634
                                                   ============= =============







       The accompanying notes are an integral part of these consolidated financial statements.

                        WHOLE LIVING, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                        2002         2001
                                                   ------------- -------------
CURRENT LIABILITIES

  Bank overdraft                                   $     27,212  $          -
  Accounts payable                                      694,548       516,308
  Accrued expenses                                      425,436       332,287
  Contingent liabilities                                208,819             -
  Current portion of long-term liabilities              420,000       544,533
                                                   ------------- -------------

    Total Current Liabilities                         1,776,015     1,393,128
                                                   ------------- -------------
LONG-TERM LIABILITIES

  Notes payable - related party                         420,000       544,453
  Capital lease obligations                                   -            80
  Less current portion                                 (420,000)     (544,533)
                                                   ------------- -------------

    Total Long-Term Liabilities                               -             -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, authorized 50,000,000 shares
   $0.001 par value, issued and outstanding
   32,849,640 and 24,004,340 shares, respectively        32,850        24,005
  Additional paid-in capital                          9,337,002     7,742,831
  Retained earnings                                 (10,001,369)   (7,842,330)
  Subscription receivable                                     -      (200,000)
  Prepaid expense                                      (110,500)            -
                                                   ------------- -------------

    Total Stockholders' Equity                         (742,017)     (275,494)
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  1,033,998  $  1,117,634
                                                   ============= =============







       The accompanying notes are an integral part of these consolidated financial statements.

                        WHOLE LIVING, INC.
              Consolidated Statements of Operations


                                                       For the Year Ended
                                                           December 31,
                                                        2002         2001
                                                   ------------- -------------

REVENUES                                           $  7,842,187  $  5,965,325

COST OF SALES                                         5,689,552     4,339,104
                                                   ------------- -------------

GROSS PROFIT                                          2,152,635     1,626,221
                                                   ------------- -------------

SELLING EXPENSES                                        439,331       952,714

GENERAL AND ADMINISTRATIVE EXPENSES                   3,579,733     4,625,766
                                                   ------------- -------------

TOTAL OPERATING EXPENSES                              4,019,064     5,578,480
                                                   ------------- -------------

OPERATING INCOME/(LOSS)                              (1,866,429)   (3,952,259)
                                                   ------------- -------------

OTHER INCOME AND (EXPENSES)
  Acquisition expense                                  (145,350)            -
  Loss on disposal of assets                            (24,168)            -
  Miscellaneous expense                                 (38,604)            -
  Interest expense                                      (85,030)      (16,115)
  Interest income                                           542         1,977
                                                   ------------- -------------

    Total Other Income and (Expenses)                  (292,610)      (14,138)
                                                   ------------- -------------

INCOME/(LOSS) BEFORE INCOME TAXES                    (2,159,039)   (3,966,397)

PROVISION FOR INCOME TAXES                                    -             -
                                                   ------------- -------------

NET INCOME/(LOSS)                                  $ (2,159,039) $ (3,966,397)
                                                   ============= =============

NET LOSS PER SHARE                                 $      (0.07) $      (0.19)
                                                   ============= =============

WEIGHTED AVERAGE OUTSTANDING SHARES                  28,897,709    21,232,270
                                                   ============= =============



       The accompanying notes are an integral part of these consolidated financial statements.


                               WHOLE LIVING, INC.
                 Consolidated Statement of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001


                                              Additional                 Retained
                          Common Stock          Paid-In    Subscription  Earnings     Prepaid
                     Shares        Amount      Capital     Receivable    (Deficit)    Expense
                  ------------- ------------ ------------- - --------- ------------- -----------
Balance,
December 31, 2000   13,379,500  $    13,380  $  2,969,578  $        -  $ (3,875,933) $        -

January 2001 -
 shares returned
 and retired        (1,100,000)      (1,100)        1,100           -             -           -

January 2001 -
 shares issued
 for services at
 $0.50 per share       300,000          300       149,700           -             -           -

February 2001 -
 shares issued
 for services at
 $0.50 per share           500            1           249           -             -           -

February 2001 -
 shares issued
 for conversion of
 notes payable at
 $0.30 per share     6,677,230        6,677     1,998,001           -             -           -

May 2001 - shares
 issued for cash at
 $0.34 per share     7,500,000        7,500     2,542,500           -             -           -

June 2001 -
 shares issued for
 services at $0.32
 per share             190,000          190        60,610           -             -           -

July 2001 -
 shares purchased
 and retired at
 $0.37per share     (4,052,890)      (4,053)   (1,495,947)          -             -           -

July 2001 -
 shares issued
 for services at
 $0.43 per share       600,000          600       257,400           -             -           -

August 2001 -
 shares issued for
 services at $0.70
 per share              70,000           70        48,930           -             -           -

October 2001 -
 shares issued
 for services at
 $0.60 per share        40,000           40        23,960           -             -           -

November 2001 -
 shares issued for
 cash at $0.50
 per share             400,000          400       199,600    (200,000)            -           -

Stock options
 expense for 2001            -            -       715,150           -             -           -

Warrant expense
 for 2001                    -            -       272,000           -             -           -

Net loss for
 the year ended
 December 31, 2001           -            -             -           -    (3,966,397)          -
                  ------------- ------------ ------------- - --------- ------------- -----------
Balance,
 December 31, 2001  24,004,340       24,005     7,742,831    (200,000)   (7,842,330)          -





The accompanying notes are an integral part of these consolidated financial statements.


                               WHOLE LIVING, INC.
           Consolidated Statement of Stockholders' Equity (Continued)
                 For the Years Ended December 31, 2002 and 2001



                                              Additional                 Retained
                          Common Stock          Paid-In    Subscription  Earnings     Prepaid
                     Shares        Amount      Capital     Receivable    (Deficit)    Expenses
                  ------------- ------------ ------------- - --------- ------------- -----------
January 2002 -
 shares issued for
 services at
 $0.32 per share        40,000           40        12,880           -             -           -

April 2002 -
 shares issued
 for note payable
 and accrued
 interest at
 $0.15 per share     6,000,000        6,000       875,559           -             -           -

May 2002 -
 shares issued
 for services at
 $0.21 per share       600,000          600       126,900           -             -           -

May 2002 -
 shares issued
 for debt at
 $0.17 per share     1,325,300        1,325       223,977           -             -           -

June 2002 -
 shares issued
 for acquisition
 expense at $0.43
 per share             150,000          150        63,600           -             -           -

July 2002 -
 shares issued for
 acquisition at
 $0.49 per share     6,000,000        6,000     2,934,000           -             -           -

August 2002 -
 shares issued
 for insurance at
 $0.37 per share       110,000          110        41,030           -             -           -

November 2002 -
 shares issued
 for acquisition
 expense at $0.20
 per share             400,000          400        81,200           -             -           -

November 2002 -
 shares issued
 for services at
 $0.20 per share       170,000          170        34,510           -             -           -

December 2002 -
 shares rescinded
 for acquisition
 at issue price
 $0.49 per share    (6,000,000)      (6,000)   (2,934,000)          -             -           -

December 2002 -
 shares issued
 for services at
 $0.20 per share        50,000           50         9,515           -             -           -

Warrant expense
 for 2002                    -            -       325,000           -             -    (325,000)

Amortization of
 prepaid expense             -            -             -           -             -     214,500

Write off of
 uncollectible
 receivable                  -            -      (200,000)    200,000             -           -

Net loss for
 year ended
 December 31, 2002           -            -             -           -    (2,159,039)          -
                  ------------- ------------ ------------- - --------- ------------- -----------
Balance,
 December 31, 2002  32,849,640  $    32,850  $  9,337,002  $        -  $(10,001,369) $ (110,500)
                  ============= ============ ============= =========== ============= ===========




The accompanying notes are an integral part of these consolidated financial statements.




                            WHOLE LIVING, INC.
                   Consolidated Statements of Cash Flows


                                                               For the Year Ended
                                                                   December 31,
                                                                2002           2001
                                                            ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                         $ (2,159,039) $ (3,966,397)
  Non-cash items:
    Depreciation and amortization                                187,953       286,915
    Stock issued for services                                    225,805       542,050
    Options issued for services                                        -       715,150
    Warrants issued for services                                 325,000       272,000
    Prepaid expense (equity)                                    (110,500)            -
    Stock issued for acquisition costs                           145,350             -
    Gain on settlement of debt                                    (4,453)            -
    Stock issued for interest                                     61,861             -
    Loss on disposal of assets                                    24,168             -
  (Increase)/decrease in current assets:
    Accounts receivable                                           16,555       (36,373)
    Receivables - other                                           19,855       (19,855)
    Inventory                                                   (141,821)      (31,228)
    Prepaid expenses                                             (16,846)       86,306
  Increase/ (decrease) in current liabilities:
    Bank overdraft                                                27,212      (121,073)
    Accounts payable                                             178,240        83,625
    Contingent liabilities                                       208,819             -
    Accrued expenses                                              99,690        87,835
                                                            ------------- -------------

      Net Cash Provided (Used) by Operating Activities          (912,151)   (2,101,045)
                                                            ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for property and equipment                          (121,034)      (87,494)
  Cash received from deposits                                     55,010             -
  Cash paid for deposits                                         (36,435)      (36,104)
                                                            ------------- -------------

      Net Cash Provided (Used) by Investing Activities          (102,459)     (123,598)
                                                            ------------- -------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Cash paid for treasury stock                                         -    (1,500,000)
  Cash received from issuance of common stock                          -     2,550,000
  Cash received from debt financing                              918,458     1,990,373
  Cash paid on principal of long-term debt                           (80)     (719,498)
                                                            ------------- -------------

      Net Cash Provided (Used) by Investing Activities           918,378     2,320,875
                                                            ------------- -------------

INCREASE (DECREASE) IN CASH                                      (96,232)       96,232

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  96,232             -
                                                            ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $          -  $     96,232
                                                            ============= =============





           The accompanying notes are an integral part of these consolidated financial statements.




                            WHOLE LIVING, INC.
             Consolidated Statements of Cash Flows (Continued)


                                                               For the Year Ended
                                                                   December 31,
                                                                2002           2001
                                                            ------------- -------------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest                                                  $          -  $          -
  Income taxes                                              $          -  $          -

NON-CASH FINANCING TRANSACTIONS

  Stock issued for services                                 $    225,805  $    542,050
  Stock issued for notes payable and interest               $  1,106,861  $  2,004,678
  Stock options issued for services                         $          -  $    715,150
  Warrants issued for services                              $    325,000  $    272,000
  Stock issued for acquisition costs                        $    145,350  $          -













           The accompanying notes are an integral part of these consolidated financial statements.



                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2002 and 2001

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

         On May 24, 1999 the Company entered into an agreement to merge with Whole Living, Inc. a Nevada Corporation (WLN) which is a non-operating public company with cash of $150,000 and a note receivable of $650,000 from Whole Living, Inc. (Utah) for funds advanced in contemplation of the merger. Pursuant to the merger, WLN issued 6,000,000 shares of common stock to the shareholders of the Company for all outstanding stock of the Company. The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor. A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN. No goodwill or intangible assets were recorded in the reverse acquisition.
In March 2002, the Company incorporated Brain Garden, Inc. as a wholly owned subsidiary. The assets of the Company were subsequently transferred to Brain Garden.

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

                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         c.  Principles of Consolidation

         The December 31, 2002 financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiaries Whole Living, Inc.
(Utah) and Brain Garden. Principles of Consolidation (Continued)

         d.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                       Income(loss)  Shares       Per-Share
                                       (Numerator)  (Denominator) Amount
                                       ------------- ------------ -----------
For the year ended December 31, 2002:

  Basic EPS
  Income (loss) to common stockholders $ (2,159,039)  28,897,709  $   (0.07)
                                       ============= ============ ===========
For the year ended December 31, 2001:

  Basic EPS
  Income (loss) to common stockholders $ (3,966,397)  21,232,270  $   (0.19)
                                       ============= ============ ===========


         There are no reconciling items to net income for the computation of earnings per share. At December 31, 2002 and 2001, the stock options and warrants granted were not included in computing diluted earnings per share because their effects are anti-dilutive.

         e.  Provision for Income Taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $10,000,000 that will be offset against future taxable income. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

         Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001:
                                                          December 31,
                                                      2002           2001
                                                  ------------- -------------
         Deferred tax asset:
           NOL carryforward                       $  3,400,000  $  2,666,392
         Valuation allowance                        (3,400,000)   (2,666,392)
                                                  ------------- -------------
                                                  $          -  $          -
                                                  ============= =============

                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2002 and 2001 is $187,953 and $227,136, respectively.

         In accordance with Financial Accounting Standards Board Statement No.144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2002 and 2001, no impairments were recognized.

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

         j.  Goodwill

         The Company recorded goodwill in the acquisition of the assets of Brain Garden, LLC. Various intangible assets such as distributor down lines, customer lists and product name identification are included in Goodwill. Valuation of these intangibles separately was not identified, yet the excess of payment over the net assets received provides for the recording of these intangibles as Goodwill. Goodwill was being amortized over 5 years on a straight-line method through 2001. Amortization expense for the year ended December 31, 2001 was $8,659. On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new standards for the treatment of goodwill and other intangible

                        WHOLE LIVING, INC.
          Notes to the Consolidated financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         j.  Goodwill (Continued)

         assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company has performed an internal impairment test of goodwill in early 2002 and believes there is current no material effect on the Company's results of operations and financial position based on the test.

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

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2002 and 2001:

                                                          December 31,
                                                       2002         2001
                                                   ------------ ------------
         Office equipment & furnishings            $   147,274  $   113,224
         Office furniture & fixtures                    77,426      105,125
         Software                                      591,280      490,584
         Leased equipment                                    -       15,014
                                                   ------------ ------------
                                                       815,980      723,947
         Less:
         Accumulated depreciation                     (559,860)    (365,485)
         Accumulated depreciation - leased equipment         -      (11,256)
                                                   ------------ ------------

         Total Property & Equipment                $   256,120  $   347,206
                                                   ============ ============

NOTE 3 - LONG-TERM LIABILITIES

         Long Term Liabilities are detailed in the following schedules as of December 31, 2002 and 2001:

         Notes payable - related party is detailed as follows:

                                                          December 31,
                                                       2002        2001
                                                   ------------ ------------
  Note payable to a shareholder of the Company,
  bearing interest at 12%, due November 30, 2002,
  past due and secured by inventory and equipment  $   400,000  $         -

  Note payable to a shareholder of the Company,
  bearing interest at 15%, due upon demand and
  unsecured.                                                 -      540,000

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 3 - LONG-TERM LIABILITIES (Continued)

         Notes payable - related party (continued):      December 31,
                                                      2002           2001
                                                   ------------ ------------
  Note payable to a shareholder of the Company,
  bearing interest at 10.5%, due upon demand
  and unsecured                                              -        4,453

  Note payable to a shareholder of the Company,
  bearing interest at 12 %, due March 15, 2003
  and secured by inventory and equipment                20,000            -
                                                   ------------ ------------

  Total notes payable - related party              $   420,000  $   544,453
                                                   ============ ============

         Capital lease obligations are detailed in the following schedule as of December 31, 2002 and 2001:

                                                          December 31,
                                                        2002         2001
                                                   ------------ ------------

  Capital lease obligation to a corporation
  for computer equipment, lease payments
  due monthly of $304 through April 2002,
  bears interest at 18%, secured by equipment.               -           80
                                                   ------------ ------------

  Total Lease Obligations                                    -           80
                                                   ------------ ------------

  Total long term liabilities                          420,000      544,533
                                                   ============ ============
  Less current portion of:
   Notes payable - related party                       420,000      544,453
   Capital lease obligations                                 -           80
                                                   ------------ ------------
  Total current portion                                420,000      544,533
                                                   ------------ ------------

  Net Long Term Liabilities                        $         -  $         -
                                                   ============ ============

         Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2002:

          2003                                                  $   420,000
                                                                ------------
         Total notes payable and notes payable-related party    $   420,000
                                                                ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         In September 2002, the Company committed to an operating lease for office/warehouse space which includes an option to purchase the building for $2,500,000 before June 2003. The lease requires monthly payments of $17,400 and expires December 2005.

         Future minimum payments on the operating lease is as follows:

          2003                                                  $   208,800
          2004                                                      208,800
          2005                                                      208,800
                                                                ------------
          Total                                                 $   626,400
                                                                ============

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

         Rent expense for operating leases for December 31, 2002 and 2001 was $137,175 and $155,609, respectively.

         During 2001, an individual filed an action in the Circuit Court of Lane County, Oregon against the Company. A judgement was taken for damages by default in the case in April 2002. The individual obtained a foreign judgement in the matter in the State of Utah in August 2002. Thereafter, the Company moved the Utah State Court for an order setting aside the default, a new trial, amendment of the judgement or a declaration that the Oregon judgement was not entered against the Company. In December 2002, the court entered an order wherein the judgement entered in the Oregon court in favor of the individual was not a valid and enforceable judgement against the Company. Following the order, the individual sought the amendment of the judgement in the Oregon Court and the amendment of the Utah court's decision. The Company contested both motions. In January 2003, the Oregon court granted the individual's motion to amend the judgement nunc pro tunc, by changing the names of the defendant to the Company's name. In relation to the ruling, the Company sought relief from the default judgement in the Oregon court. The Company's request has not been ruled upon by the Oregon State Court. The default judgement granted to the individual a damage award of $100,000 and accrued interest for alleged adverse effects of using the Company's products. The Company intends to contest the Oregon Court's granting of the motion to amend and hopes to have the default set aside. If that occurs, the Company will contest the claims made by the individual through a trial of action. As of December 31, 2002, the Company has recognized a contingent liability of $100,000 for the potential loss.

         During 2002, an employee made a claim against the Company for damages allegedly suffered by her from lifting a heavy object while working for the Company. The Company has received notice of formal adjudication proceedings from the Utah Labor Commission and has filed an answer contesting the employee's claim. At the present time, no dollar amount has been placed on the alleged injury but the physician's report disclosed by the employee states that she should recover completely from the injury. The Company plans to vigorously defend this administrative proceeding. As of December 31, 2002, a potential loss from the settlement cannot be determined.

         During 2002, 2 individuals filed a complaint in the Third Judicial District Court, in and for Salt Lake County, State of Utah, Sandy Dept, against the Company seeking payment of debts allegedly incurred for and on the behalf of the Company while they were acting as officers and directors of the Company. After the Company answered the complaint, a settlement was reached with 1 of the individuals and his claim was dismissed. In March 2003, the other individual filed a motion to amend the complaint to add a new cause of action. The individual's original claim was for the repayment of amounts allegedly paid on his American Express account on behalf of the Company. The new complaint repeats this claim and alleges that monies due for a copy machine lease guaranteed by the individual have not been paid by the Company. Through counsel, the individual has demanded payment for these lease payments. The Company has filed several counterclaims against the individual which have advanced in this litigation and will continue to advance. However, any monies legitimately due and owed based on the copier lease will be paid by the Company. As of December 31, 2002, a potential loss from the settlement is estimated not to exceed $13,000. The Company has recognized a contingent liability of $13,000 at December 31, 2002.

         During 2002, a vendor filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah, against the Company and other individual defendants claiming $68,819 due and owing to it for goods delivered by the vendor. The Company filed a claim which contends that a portion of the goods delivered were defective and resulted in the Company suffering damages.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                   December 31, 2002 and 2001

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

         The Company has filed a counterclaim against the vendor and will vigorously defend against the claims. As of December 31, 2002 a potential loss from the settlement may range between $30,000 to $50,000. However, the Company has recognized a contingent liability for the entire amount of the claim of $68,819 at December 31, 2002.

         During 2003, a vendor of the Company filed an amended complaint against the Company in the Superior Court of California, County of Los Angeles. The complaint seeks $62,063 with interest for goods sold and delivered to the Company. During 2002, the vendor and the Company entered into a settlement agreement covering the claim. Under the original terms of the agreement, the Company agreed to pay the vendor $30,000. The Company paid $3,000 on the original settlement during 2002. In the amended complaint, the vendor seeks to have the original settlement agreement rescinded due to alleged mistake and undue influence. The Company is contesting the claim by the vendor and is attempting to enforce the terms of the settlement agreement. If the terms of the original settlement agreement are enforceable, the Company's liability is $27,000. However, if the settlement agreement is found
to be unenforceable, the Company's liability may increase.   The Company has
recognized a contingent liability for $27,000 at December 31, 2002.

         The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of the amounts recorded.

NOTE 5 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital, negative cash flows from operations, recurring net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to focus all marketing efforts on the Food First Program which in its test market produced over 1,400 new sales in a 36 day time period. Food First provides customers with a first hand experience of primary whole food nutrition over a 10 day introductory wellness period. Thereafter a majority(approximately 90%) of the new customers make another purchase for a 1 month supply of the Company's food products. To maintain production to meet this new demand, automation of key production processes will continue to be implemented. Additionally, Food First Facilitators will continue to conduct Food First seminars in all key markets around the world. Incremental production to meet this year's forecasted demands can be accommodated at their current location. Management will continue to scrutinize expenses related to operating activities, especially production and order fulfillment.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2002, First Equity Holdings Corp., a shareholder, loaned the Company $918,458. During 2001, First Equity Holdings Corp. assumed a loan due to Capital Communication of $278,300 and loaned the Company an additional $261,700. During 2002, the Company converted $1,045,000 of the loans to equity. The balance payable to First Equity Holdings Corp. at December 31, 2002 and 2001 was $420,000 and $540,000, respectively.

         During 2001 and 2000, Capital Communications, a shareholder of the Company loaned $278,300 and $1,771,630 to the Company. The Company in 2001 and 2000 converted $771,630 and $1,000,000 to common stock. During 2001, Capital has assigned its note to

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

another shareholder, First Equity Holdings Corp. The balance due to Capital Communications at December 31, 2001 was $0.

         During 2001 and 2000, Mark Comer, a shareholder of the Company loaned $1,342,743 and $409,305, respectively, to the Company. During 2001, the Company paid back $537,506. In 2001, the Company converted $1,210,090 of the loan balance to equity. The balance due at December 31, 2001 was $0.

         During 2001 and 2000, Tapdog.com, a corporation under common ownership, loaned $111,716 and $150,000, respectively, to the Company. During 2001 and 2000, the Company paid back $208,196 and $56,886, respectively. The balance due at December 31, 2001 was $-0-.

NOTE 7 - EMPLOYEE STOCK OPTIONS

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

         As of December 31, 2002, there are 2,345,000 options granted and exercisable. These options expire in 2 to 4 years. As of January 1 of each year, beginning with 2002, the aggregate number of options that may be awarded under the Plan shall automatically increase by a number equal to the lesser of 5% of the total number of common shares outstanding or 2,500,000 shares.

         During 2001, on the grant date, 2,345,000 options were granted. These options were valued using the Black-Scholes pricing model with the following assumptions: volatility of 50%, risk-free rate of 4.5%, option life of 2 or 4 years. In 2001, the Company recognized compensation expense of $715,150 for the options granted.

         A summary of the option activity follows:
                                                                  Weighted
                                         Options                   Average
                                        Available    Options      Exercise
                                        For Grant   Outstanding     Price
                                       ------------ ------------ -----------
         Balances, January 1, 2002       2,345,000    2,345,000  $     0.50

         Granted                                 -            -           -
         Exercised                               -            -           -
         Canceled/forfeited                      -            -           -
                                       ------------ ------------ -----------

         Balances, December 31, 2002     2,345,000    2,345,000  $     0.50
                                       ============ ============ ===========



NOTE 8 - WARRANTS

         The Company applies SFAS 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model.

         During 2002, the Company issued 1,000,000 warrants at an exercise price of $0.25. The warrants were issued for a term of 5 years and expire in April 2007. The fair value of the warrants were determined using the Black-Scholes pricing model with the following

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 8 - WARRANTS (Continued)

assumptions: Stock price at grant date $0.25, risk free rate of 4.5%, warrant life of 5 years, volatility of 131% with no dividend yield. The Company has recognized a prepaid expense of $220,000 for services related to the issuance of these warrants. The prepaid expense is currently being amortized over a 1 year period per the service agreement.

         During 2002, the Company issued 500,000 warrants at an exercise price of $0.50. The warrants were issued for a term of 5 years and expire in April 2007. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: Stock price at grant date $0.25, risk free rate of 4.5%, warrant life of 5 years, volatility of 131% with no dividend yield. The Company has recognized a prepaid expense of $105,000 for services related to the issuance of these warrants. The prepaid expense is currently being amortized over a 1 year period per the service agreement.

         During 2001, the Company recognized an expense of $272,000 for warrants which were issued in 2000. The warrants issued in 2000 were for services rendered in 2001. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: Stock price at grant date $0.62, risk free rate of 4.5%, warrant life of 5 years, volatility of 50% with no dividend yield.

         The following summarizes the warrant activity for 2002:

         Warrants outstanding at January 1, 2002                400,000

         Granted                                              1,500,000
         Exercised                                                    -
         Canceled/ forfeited                                          -
                                                            ------------
         Warrants outstanding at December 31, 2002            1,900,000
                                                            ============
         Weighted average price of warrants outstanding
         at December 31, 2002                               $      0.37
                                                            ============

                           Number of            Average       Weighted
                           Warrants            Remaining      Average
            Exercise      Outstanding          Contractual    Exercise
            Price      at December 31, 2002      Life         Price
           ----------- --------------------  --------------- -----------
           $     0.25        1,000,000           0.86         $    0.25
           $     0.50          900,000           0.66         $    0.50


NOTE 9 - RESCISSION OF ACQUISITION

         In July 2002, the Company exchanged 6,000,000 shares of common stock for all of the outstanding shares of common stock of Vestrio Corporation. In December 2002, the acquisition was rescinded and the shares issued were returned and canceled. During 2002, the Company settled certain claims and debts of Vestrio Corporation in anticipation of the merger. In relation to the rescinded merger, acquisition expenses of $145,350 have been recognized.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no change, or disagreement with, our principal independent accountants during the past two fiscal years.

                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

     Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. We currently have a vacancy on our Board. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                 Age Position Held                        Director Since
----                ---- -------------                        --------------
Douglas J. Burdick   31  President, CEO and Director          May 1, 2002
Jeffrey R, Brudos    35  Secretary/Treasurer, Chief
                         Financial Officer, Director          May 1, 2002


     Douglas J. Burdick - Appointed President on June 25, 2002, and formerly served as Executive Vice President and Chief Operating Officer since November 2001. He also served as Vice President of Marketing for Whole Living during 2000 and 2001. Mr. Burdick joined Whole Living as an independent distributor in 2000. He has experience in the network marketing industry as a network marketer and trainer. From 1997 to 2000 he was a network marketer and trainer for The People's Network and, as an independent distributor for that company had an organization of 76,000 distributors. From June 1999 to November 1999 he worked as a consultant for OneWorld Online developing their business model and directed an organization of 10,000 distributors. From 1995 to 1997 he directed a 216,000 distributor organization with Freeway 100.

     Jeffrey R. Brudos - Appointed Secretary/Treasurer and director on May 1, 2002, appointed Chief Financial Officer on April 1, 2002, and then appointed Chief Planning Officer on January 15, 2003. Mr. Brudos is a Certified Public Accountant and has been employed by Whole Living since April 2002. From February 2001 through March 2002 he was employed by Bank of America as a Senior Financial Analyst. From January 2000 to January 2001 he was employed through Pre Paid Legal as an Independent Sales Associate. From September 1999 to January 2000 he was a business development consultant for One World Online.Com. From May 1999 to September 1999 he served as general manager for Infinity Fulfillment. From October 1998 to May 1999 he served as CFO for World Quest International. From May 1998 to September 1998 he worked for InteleTravel Corporation as a senior business analyst. Mr. Brudos earned a bachelor's degree in Accountancy from the University of Wisconsin and is registered as a CPA in Wisconsin.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002 and representations from known reporting persons that Forms 5 were not required; to the best of our knowledge Douglas
J. Burdick and Jeffrey R. Brudos failed to file Forms 3 in a timely manner and Ronald K. Williams filed late a Form 4 for one transaction.

                 ITEM 10: EXECUTIVE COMPENSATION

     The following tables show the compensation paid in cash, stock or stock options to our named executive officers in all capacities during the past three fiscal years.

  _________________SUMMARY COMPENSATION TABLE__________________

                               Annual Compensation
                               -------------------
Name and principal                                          Other annual
position               Year    Salary ($)    Bonus ($)      compensation($)
---------------------  -----   ----------    -----------    --------------
Douglas J. Burdick     2002     $ 48,000     $     0        $ 152,645 (1)
President              2001            0           0           86,300 (2)
Director               2000            0           0           16,000 (2)

Jeffrey Brudos         2002       12,500       1,500           45,000 (3)
Secretary/Treasurer    2001            0           0                0
CFO                    2000            0           0                0


    (1) Represents $48,000 in consulting fees; $14,608 for corporate housing, $6,037 for an automobile lease and $84,000 for 400,000 shares.
    (2) Represents consulting fees
    (3) Represents 215,000 shares


                              Long Term Compensation
                              ----------------------
                                   Awards               Payouts
                                  --------              -------
                                                                  All
                           Restricted   Securities      LTIP      Other
Name and principal         stock        underlying      payouts   Comp.
position             Year  award(s)($)  Options/SARs(#) ($)       ($)
-------------------- ----- ------------ --------------- --------- ----------
Douglas J. Burdick   2002      0                0          0        0
Executive VP         2001      0          350,000          0        0
                     2000      0                0          0        0


Employment Contracts

     Profit Sharing Plan - On September 21, 2001, our Board authorized a profit sharing pool using 2% of our quarterly net profits. The initial plan called for a distribution of 0.6% to Ronald K. Williams, 0.4% to Douglas J. Burdick and 0.3% to Sharmon L. Smith. During fiscal year 2002 and 2001 no distributions were made.

Director Compensation

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth the beneficial ownership of our management and any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 32,849,640 shares of common stock outstanding as of March 13, 2003, and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.


                    CERTAIN BENEFICIAL OWNERS

                             Common Stock Beneficially Owned
                             -------------------------------
Name and Address of          Number of Shares of
Beneficial Owners            Common Stock       Percentage of Class
---------------------------  ------------       -------------------

RB Mutual Ventures, Inc.        1,825,300            5.6%
476 E. south Temple #440
Salt Lake City, UT 84111

Buena Vista Consulting, Inc.    1,750,000            5.3%
1578 Arbor Street
Salt Lake City, UT 84111

Empire Fund Managers            1,750,000            5.3%
525 South 300 East, Suite 200
Salt Lake City, UT 84111

                            MANAGEMENT


                                       Common Stock Beneficially Owned
                                       --------------------------------
Name and Address of      Number of Shares of  Underlying Shares  Percentage of
Beneficial Owners        Common Stock         Options (1)        Class
------------------------ ------------         ---------------    ------
Douglas J. Burdick           400,000           350,000            2.3%
433 East Bay Boulevard
Provo, Utah  84606

Jeffrey R. Brudos            215,000                 0           Less than 1%
433 East Bay Boulevard
Provo, Utah  84606

All executive officers and
directors as a group         615,000           350,000            2.9%

     (1) Includes options exercisable within the next 60 days.

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

     On May 3, 2002, we issued 1,325,300 shares to RB Mutual Ventures, Inc., a more than 5% shareholder, to satisfy a promissory note totaling $225,301, with interest. These shares include piggy back registration rights.

     On April 3, 2002, we issued an aggregate of 6,000,000 common shares to three persons as settlement of outstanding promissory notes valued at $881,559. We issued 2,000,000 shares to Empire Fund Managers and 2,000,000 shares to Buena Vista Consulting, Inc. These shares include piggy back registration rights. As a result of this transaction these companies became more than 5% shareholders.

     On May 1, 2002, we issued 400,000 common shares to Douglas J. Burdick, our President and Director, in consideration for services rendered to Whole Living, valued at approximately $84,000. Jeffrey R. Brudos, our CFO and Director, received 200,000 shares in consideration for services rendered to Whole Living, valued at approximately $42,000. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties.

     On September 21, 2001, our Board authorized a profit sharing pool using 2% of our quarterly net profits. The initial plan called for a distribution of 0.6% to Ronald K. Williams, 0.4% to Douglas J. Burdick and 0.3% to Sharmon
L. Smith. We did not make any distributions under this profit sharing plan during fiscal year 2001. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties.

     On September 20, 2001, we granted options to purchase common shares at an exercise price of $0.50 to Ronald K. Williams, Douglas J. Burdick and Sharmon
L. Smith. We granted options to purchase 500,000 shares to Mr. Williams and options to purchase 100,000 shares to Mr. Smith and 150,000 shares to Mr.
Burdick.  The options expire September 20, 2006.    This transaction was
negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties.

     On July 12, 2001, we issued 300,000 shares valued at $150,000 to Ronald
K. Williams, our President, for compensation for services rendered on our behalf. We also issued 200,000 shares valued at $100,000 to Douglas J. Burdick, and 150,000 shares valued at $75,000 to Sharmon Smith, our Director, for services rendered. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties.


            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

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

10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1  Subsidiaries of Whole Living, Inc.
99.1  Section 1350 Chief Executive Officer certification
99.2  Section 1350 Chief Financial Officer certification

Reports on Form 8-K

     None.

                ITEM 14.  CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we established a disclosure committee responsible for our disclosure controls and procedures. The disclosure committee is responsible for the establishment of formalized procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 14, 2003, our CEO and CFO reevaluated the effectiveness of these disclosure controls and procedures and determined that there continued to be no significant deficiencies in these procedures.

     Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved management or other employees who had a significant role in our internal controls. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WHOLE LIVING, INC.

                                  /s/ Douglas J. Burdick
Date: April 4, 2003          By:________________________________________
                                 Douglas J. Burdick
                                 President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



                                   /s/ Jeffrey R. Brudos
Date: April 4, 2003          By: _______________________________________
                                  Jeffrey R. Brudos
                                  Secretary/Treasurer, CFO and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Douglas J. Burdick, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Whole Living, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                /s/ Douglas J. Burdick
Date: April 4, 2003          ____________________________________
                             Douglas J. Burdick
                             Principal Executive Officer


              CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jeffrey R. Brudos, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Whole Living, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                           Jeffrey R. Brudos
Date: April 4, 2003       ____________________________________
                          Jeffrey R. Brudos
                          Chief Financial Officer