Form 10QSB
period 2003-03-31
WHOLE LIVING INC
filed 2003-05-15
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended March 31, 2003


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

As of May 15, 2003, the issuer had a total of 43,009,640 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis...............................8

Item 3:  Controls and Procedures...........................................11


                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds ........................11

Item 6:  Exhibits and Reports filed on Form 8-K ...........................11

Signatures and Certifications .............................................13



                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.

                Consolidated Financial Statements

                          March 31, 2003

                        Whole Living, Inc.
                          Balance Sheets



                              ASSETS


                                                    March 31,     December 31,
                                                      2003            2002
                                                  -------------- -------------
                                                   (Unaudited)
Current Assets
  Cash                                            $           -  $          -
  Accounts Receivable                                    60,823        33,445
  Inventory                                             883,221       653,667
  Prepaid Expenses                                       89,137        37,013
                                                  -------------- -------------
Total Current Assets                                  1,033,181       724,125
                                                  -------------- -------------

Property & Equipment, Net                               299,011       256,120
                                                  -------------- -------------
Other Assets
  Infomercial, Net                                      371,392             -
  Goodwill, Net                                          17,318        17,318
  Deposits                                               21,340        36,435
                                                  -------------- -------------
Total Other Assets                                      410,050        53,753
                                                  -------------- -------------

  Total Assets                                    $   1,742,242  $  1,033,998
                                                  ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Bank Overdraft                                  $      76,864  $     27,212
  Accounts Payable                                      959,919       694,548
  Accrued Expenses                                      294,203       425,436
  Contingent Liabilities                                208,819       208,819
  Current Portion of Long-Term Liabilities              250,000       420,000
                                                  -------------- -------------
Total Current Liabilities                             1,789,805     1,776,015
                                                  -------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                         250,000       420,000
  Less Current Portion                                 (250,000)     (420,000)
                                                  -------------- -------------
Total Long Term Liabilities                                   -             -
                                                  -------------- -------------

  Total Liabilities                                   1,789,805     1,776,015
                                                  -------------- -------------
Stockholders' Equity
  Common Stock, $.001 Par Value; 50,000,000
    Shares Authorized; 43,009,640 and 32,849,640
    Shares Issued and Outstanding, Respectively          43,010        32,850
  Additional Paid-In Capital                         10,692,508     9,337,002
  Retained Deficit                                  (10,755,456)  (10,001,369)
  Prepaid Expense                                       (27,625)     (110,500)
                                                  -------------- -------------
Total Stockholders' Equity                              (47,563)     (742,017)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   1,742,242  $  1,033,998
                                                  ============== =============

                        Whole Living, Inc.
                     Statements of Operations
                           (Unaudited)


                                                 For the Three  For the Three
                                                 Months Ended   Months Ended
                                                 March 31, 2003 March 31, 2002
                                                 -------------- --------------

Sales                                            $   2,769,399  $   1,437,115

Cost Of Goods Sold                                   2,218,494      1,065,259
                                                 -------------- --------------

Gross Profit                                           550,905        371,856
                                                 -------------- --------------
Operating Expenses
  General & Administrative                             995,512        676,270
  Selling Expenses                                     275,260        144,265
                                                 -------------- --------------
    Total Operating Expenses                         1,270,772        820,535
                                                 -------------- --------------

OPERATING INCOME (LOSS)                               (719,867)      (448,679)

OTHER INCOME(EXPENSE)
  Interest Expense                                     (34,220)       (24,958)
                                                 -------------- --------------
     Total Other Income(Expense)                       (34,220)       (24,958)
                                                 -------------- --------------

NET INCOME(LOSS)                                 $    (754,087) $    (473,637)
                                                 ============== ==============

WEIGHTED AVERAGE INCOME(LOSS) PER SHARE          $       (0.02) $       (0.02)
                                                 ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                 37,770,973     24,037,229
                                                 ============== ==============

                        Whole Living, Inc.
                     Statements of Cash Flows
                            Unaudited)
                                                 For the Three  For the Three
                                                 Months Ended   Months Ended
                                                 March 31, 2003 March 31, 2002
                                                 -------------- --------------
Cash Flows From Operating Activities
Net Income(Loss)                                      (754,087)      (473,637)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                          63,951         35,696
   Stock Issued for Services                            25,000         15,200
   Amortization of Prepaid Expenses (Equity)            82,875              -
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                 (27,378)       (38,844)
   Inventory                                          (229,554)       105,000
   Prepaid Expenses                                    (52,124)         5,875
   Deposits                                             15,095              -
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses               208,303        242,901
                                                 -------------- --------------
    Net Cash Provided(Used) by
    Operating Activities                              (667,919)      (107,809)
                                                 -------------- --------------
Cash Flows from Investing Activities
  Payments for Property & Equipment                    (82,081)       (51,500)
                                                 -------------- --------------
    Net Cash Provided(Used) by
    Investing Activities                               (82,081)       (51,500)
                                                 -------------- --------------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                         750,000        129,300
  Principal Payments on Debt Financing                       -        (17,080)
                                                 -------------- --------------
    Net Cash Provided(Used) by
    Financing Activities                               750,000        112,220
                                                 -------------- --------------

Increase (Decrease) in Cash                                  -        (47,089)

Cash and Cash Equivalents at Beginning of Period             -         96,232
                                                 -------------- --------------

Cash and Cash Equivalents at End of Period       $           -  $      49,143
                                                 ============== ==============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                       $           -  $       2,208
  Income Taxes                                   $           -  $           -

Non-Cash Activities:
  Common Stock Issued for Services               $      25,000  $      15,200
  Common Stock Issued for Infomercial            $     396,152  $           -
  Common Stock Issued for Notes Payable
    and Accrued Interest                         $     944,514  $           -

                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          March 31, 2003


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2002.

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

COMMON STOCK

During February 2003, the Company issued 2,700,000 shares of common stock for an infomercial valued at $396,152.

During February 2003, the Company issued 7,460,000 shares of common stock for the settlement of notes payable, accrued interest and fees of $969,514.

INFOMERCIAL

As disclosed above, the Company acquired an infomercial valued at $396,152. Management has estimated the life of the infomercial to be for a period of 24 months. As of March 31, 2003, amortization expense of $24,760 has been recognized.

     References in this quarterly report to "Whole Living" "we," "us," and "our" refer to Whole Living, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertain ties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the industries in which Whole Living may participate; competition within Whole Living's chosen industry, including competition from much larger competitors; technological advances and failure by Whole Living to successfully develop business relationships.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Whole Living operates through its wholly-owned subsidiary Brain Garden, Inc. We have recorded operating losses from inception and our independent auditors have expressed an opinion that we may be unable to continue as a going concern without financing. Our plan is to focus our marketing efforts on the Food First Program; however, if we experience the demand displayed in the test market we will need to implement automation of our key production processes. While the Food First program has resulted in increased customers, we have also recorded higher operating expenses in the first quarter of 2003 as a result of the cost of launching the Food First program. We will continue to scrutinize expenses related to operating activities, especially production and order fulfillment.

Acquisition Rescission

     In July 2002 Whole Living completed the acquisition of Vestrio Corporation and Simple Online Solutions. We acquired these two companies in an arms-length transaction by issuing an aggregate of 6,000,000 shares of Whole Living common stock to the seven stockholders of Vestrio in exchange for 100,000 shares of Vestrio common stock. However, on December 31, 2002, the parties agreed to rescind the agreement and the 6,000,000 shares were canceled and returned to the corporate treasury. As a result, Whole Living transferred debts totaling approximately $2,665,669, represented by promissory notes, to Vestrio and recognized acquisition expenses of $145,350 related to the rescinded acquisition for the year ended December 31, 2002.

     In May 2002 we formed a wholly-owned subsidiary, Brain Garden, Inc. As part of that transaction Brain Garden issued 50,000,000 shares of its common stock to Whole Living. Shortly after Brain Garden's formation, 25,000,000 shares of Brain Garden, Inc.'s common stock were issued to Whole Living and the remaining 25,000,000 upon transfer of the assets of Whole Living to the subsidiary.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three month periods ended March 31, 2003 and 2002, our first quarter.

     We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of our goods. Revenue is net of returns, which has historically been less than 1% of sales. For the 2003 first quarter, sales increased to $2,769,399, a 92.7% increase compared to $1,437,115 in sales for the 2002 first quarter. We anticipate that sales will increase in the short term as a result of our new Food First program which has resulted in average daily enrollments of 31.5 new customers in March.

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

     Cost of goods sold increased $1,153,235, or 108.2%%, for the 2003 first quarter compared to the 2002 first quarter. Cost of goods sold were 80.1% of sales for the 2003 first quarter compared to 74.1% of sales for the 2002 first quarter. Due to increased sales, our gross profit increased $179,049, or 48.2%, for the 2003 first quarter compared to the 2002 first quarter.

     General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $319,242, or 47.2%, for the 2003 first quarter compared to the 2002 first quarter. These expenses increased primarily due to support systems required for the increase in sales.

     Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $130,995 for the 2003 first quarter compared to $144,265 for the 2002 first quarter. This increase of 90.8% was primarily due to our spring cruise convention at which we launched our Food First program.

     Total operating expenses increased $450,237, or 54.8%, for the 2003 first
quarter compared to the 2002 first quarter.   The increase in expenses was
primarily due to nonrecurring expenses related to the new Food First program. Our total operating expenses were 45.9% of sales for the 2003 first quarter compared to 57.1% of sales for the 2002 first quarter. Consequently, our operating loss was $719,867 for the 2003 first quarter compared to $448,679 for the 2002 first quarter.

     We recorded total other expense of $34,220 for the 2003 first quarter and $24,958 for the 2002 first quarter. This expense was primarily related to interest expense.

     We recorded a net loss of $754,087 for the 2003 first quarter compared to a net loss of $473,637 for the 2002 first quarter. Our loss per share was $0.02 for the 2003 first quarter compared to $0.02 for the 2002 first quarter.

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

Liquidity And Capital Resources

     We have funded our cash requirements primarily through sales, loans and private placements of our common stock. At the three month period ended March 31, 2003, we had no cash on hand and total current assets of $1,033,181 compared to no cash on hand and total current assets of $724,125 at the year ended December 31, 2002. Our total current liabilities were $1,789,805 at the end of the 2003 first quarter compared to $1,776,015 at December 31, 2002. Accounts payable represented 53.6% of total current liabilities at the end of the 2003 first quarter. Our accumulated deficit was $10,755,456 at March 31, 2003.

     Net cash used by operating activities was $667,919 for the 2003 first quarter compared to $107,809 for the 2002 first quarter. Net cash used by investing activities was $82,081 for the 2003 first quarter compared to $51,500 for the 2002 first quarter. The investing activities were primarily related to purchases of property and equipment. Net cash provided by financing activities was $750,000 for the 2003 first quarter compared to $112,220 for the 2002 first quarter. Financing activities were primarily debt financing in the comparable quarters.

Commitments and Contingent Liabilities

     At the three month period ended March 31, 2003, our long term liabilities consisted of $250,000 notes payable to related parties, which has been reduced from $420,000 at December 31, 2002. We also have an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $626,400 through 2005 at December 31, 2002. We have contingent liabilities of $208,819 for the 2003 first quarter primarily related to litigation.

Financing

     Historically, we have relied on loans from shareholders and management, which we have converted into common stock. We also rely on equity transactions to pay for services provided to us. During February 2003 we issued 2.7 million shares, valued at $396,152, to purchase a developmental infomercial. We also conducted a limited offering in February 2003 in which we issued 7.46 million shares and as a result, we converted notes payable with interest and fees totaling $969,514. (See, Part II, Item 2 for more details, below). During the 2002 year we received $918,458 in loans from First Equity Holdings Corp., a shareholder. On April 3, 2002, we issued 2,000,000 shares each to Broad Investment Partners, LLC; Empire Fund Managers and Buena Vista Consulting, Inc. to satisfy promissory notes totaling $881,559, with interest. On May 3, 2002, we issued 1,325,300 shares to RB Mutual Ventures, Inc. to satisfy a promissory note totaling $225,302, with interest. We also issued 110,000 common shares to pay for director and officers liability insurance valued at approximately $41,000.

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

ITEM 3: CONTROLS AND PROCEDURES

     We rely on internal controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On April 9, 2003, our CEO and CFO reevaluated the effectiveness of these disclosure controls and procedures and determined that there continued to be no significant deficiencies in these procedures.

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


                   PART II:  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us without registration during the three month period ended March 31, 2003, through a recent date.

     On February 19, 2003, we conducted an offering of 8,000,000 shares of common stock at $0.13 per shares. We issued an aggregate of 7,460,000 common shares valued at $969,514. We issued 2,000,000 shares to Limited Expressions, LC; 2,000,000 shares to Liberty Partners; 1,460,000 shares to Compass Equity Partners; and 2,000,000 shares to Pacific First National. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering.

     On February 13, 2003, we issued an aggregate of 2,700,000 shares of common stock in consideration for a developmental infomercial related to our Pulse product valued at approximately $396,152. This transaction involved the issuance of 1,700,000 shares to Capital Communications and 1,000,000 shares to First Equity Financial. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

2.1 Agreement and Plan of Reorganization between Whole Living and Vestrio, dated July 8, 2002 Incorporated by reference to exhibit 2.1 to Form 8-K, filed July 11, 2002)
3.1    Articles of Incorporation of Whole Living
       (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2    Bylaws of Whole Living
       (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002

10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-KSB filed April 8, 2003)
99.1   Section 1350 Chief Executive Officer certification
99.2   Section 1350 Chief Financial Officer certification

Reports on Form 8-K

     None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WHOLE LIVING, INC.


Date: May 13, 2003            By: /s/ Douglas J. Burdick
                                 ___________________________________________
                                 Douglas J. Burdick
                                 President, Principal Executive Officer and
                                 Director



Date: May 13, 2003           By: /s/ Jeffrey R. Brudos
                                 ____________________________________________
                                 Jeffrey R. Brudos
                                 Secretary/Treasurer, Chief Financial Officer
                                 and Director



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


                              /s/ Douglas J. Burdick
Date: May 13, 2003            ____________________________________
                              Douglas J. Burdick
                              Principal Executive Officer



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

                               /s/ Jeffrey R. Brudos
Date: May 13, 2003            ____________________________________
                              Jeffrey R. Brudos
                              Chief Financial Officer