Form 10QSB
period 2003-06-30
WHOLE LIVING INC
filed 2003-07-31
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 2003


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

As of July 28, 2003, the issuer had a total of 43,009,640 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis...............................8

Item 3:  Controls and Procedures...........................................11


PART II: OTHER INFORMATION

Item 5:  Other Information.................................................11

Item 6:  Exhibits and Reports filed on Form 8-K............................11

Signatures.................................................................12





                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.
                Consolidated Financial Statements
                          June 30, 2003

                        Whole Living, Inc.
                   Consolidated Balance Sheets


                  ASSETS
                                                    June 30,     December 31,
                                                      2003          2002
                                                  ------------- --------------
                                                   (Unaudited)

Current Assets
  Accounts Receivable                             $    252,505  $      33,445
  Inventory                                            950,874        653,667
  Prepaid Expenses                                      45,246         37,013
                                                  ------------- --------------
Total Current Assets                                 1,248,625        724,125
                                                  ------------- --------------

Property & Equipment, Net                              321,761        256,120
                                                  ------------- --------------
Other Assets
  Infomercial, Net                                     321,874              -
  Goodwill, Net                                         17,318         17,318
  Deposits                                              21,340         36,435
                                                  ------------- --------------
Total Other Assets                                     360,532         53,753
                                                  ------------- --------------

  Total Assets                                    $  1,930,918  $   1,033,998
                                                  ============= ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                  $     43,946  $      27,212
  Accounts Payable                                     833,352        694,548
  Accrued Expenses                                     324,532        425,436
  Contingent Liabilities                               208,819        208,819
  Current Portion of Long-Term Liabilities             500,000        420,000
                                                  ------------- --------------
Total Current Liabilities                            1,910,649      1,776,015
                                                  ------------- --------------
Long Term Liabilities
  Notes Payable - Related Party                        500,000        420,000
  Less Current Portion                                (500,000)      (420,000)
                                                  ------------- --------------
Total Long Term Liabilities                                  -              -
                                                  ------------- --------------

  Total Liabilities                                  1,910,649      1,776,015
                                                  ------------- --------------
Stockholders' Equity
  Common Stock, $.001 Par Value; 50,000,000
    Shares Authorized; 43,009,640 and 32,849,640
    Shares Issued and Outstanding, Respectively         43,010         32,850
  Additional Paid-In Capital                        10,692,508      9,337,002
  Retained Deficit                                 (10,715,249)   (10,001,369)
  Prepaid Expense                                            -       (110,500)
                                                  ------------- --------------
Total Stockholders' Equity                              20,269       (742,017)
                                                  ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,930,918  $   1,033,998
                                                  ============= ==============



                          Whole Living, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)



                                 For the Three  For the Three  For the Six    For the Six
                                 Months Ended   Months Ended   Months Ended   Months Ended
                                 June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                                 -------------  -------------  -------------  -------------

Sales                            $  3,554,144   $  1,755,787   $  6,323,543   $  3,192,902

Cost Of Goods Sold                  2,474,142      1,085,948      4,692,636      2,151,207
                                 -------------  -------------  -------------  -------------

Gross Profit                        1,080,002        669,839      1,630,907      1,041,695
                                 -------------  -------------  -------------  -------------
Operating Expenses
  General & Administrative            866,378        953,287      1,861,890      1,629,557
  Selling Expenses                    164,483         88,831        439,743        233,096
                                 -------------  -------------  -------------  -------------
    Total Operating Expenses        1,030,861      1,042,118      2,301,633      1,862,653
                                 -------------  -------------  -------------  -------------

OPERATING INCOME (LOSS)                49,141       (372,279)      (670,726)      (820,958)

OTHER INCOME(EXPENSE)
  Interest Expense                     (9,036)       (29,305)       (43,256)       (54,263)
  Interest Income                         102              -            102              -
                                 -------------  -------------  -------------  -------------
    Total Other Income(Expense)        (8,934)       (29,305)       (43,154)       (54,263)
                                 -------------  -------------  -------------  -------------

NET INCOME(LOSS)                 $     40,207   $   (401,584)  $   (713,880)  $   (875,221)
                                 =============  =============  =============  =============
WEIGHTED AVERAGE INCOME(LOSS)
  PER SHARE                      $       0.00   $      (0.02)  $      (0.02)  $      (0.04)
                                 =============  =============  =============  =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      43,009,640     24,044,340     43,009,640     24,041,007
                                 =============  =============  =============  =============






                          Whole Living, Inc.
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                        For the Six    For the Six
                                                        Months Ended   Months Ended
                                                        June 30, 2003  June 30, 2002
                                                        -------------  -------------
Cash Flows From Operating Activities
 Net Income(Loss)                                       $   (713,880)  $   (875,221)
 Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                               243,350         76,221
   Stock Issued for Services                                  25,000        165,200
   Stock Issued for Interest                                  24,514         26,861
   Options Issued for Services                                     -         40,000
 Change in Assets and Liabilities
   (Increase) Decrease in:
   Accounts Receivable                                      (237,105)       (61,423)
   Inventory                                                (297,207)       (20,000)
   Prepaid Expenses                                           (8,233)         5,875
   Deposits                                                   15,095         (1,000)
  Increase (Decrease) in:
   Bank Overdraft                                             16,734              -
   Accounts Payable and Accrued Expenses                      37,900        117,883
                                                        -------------  -------------
   Net Cash Provided(Used) by Operating Activities          (893,832)      (524,604)
                                                        -------------  -------------

Cash Flows from Investing Activities
 Payments for Property & Equipment                          (106,168)       (89,213)
 Payments for Notes Receivable                                     -     (1,100,000)
                                                        -------------  -------------
   Net Cash Provided(Used) by Investing Activities          (106,168)    (1,190,213)
                                                        -------------  -------------
Cash Flows from Financing Activities
 Proceeds from Debt Financing                              1,000,000      1,883,467
 Principal Payments on Debt Financing                              -        (17,080)
                                                        -------------  -------------
   Net Cash Provided(Used) by Financing Activities         1,000,000      1,866,387
                                                        -------------  -------------

Increase in Cash                                                   -        151,570

Cash and Cash Equivalents at Beginning of Period                   -         96,232
                                                        -------------  -------------

Cash and Cash Equivalents at End of Period              $          -   $    247,802
                                                        =============  =============


Supplemental Disclosures of Cash Flow Information:

Cash Paid for:

  Interest                                              $      7,500   $      2,208
                                                        =============  =============
  Income Taxes                                          $          -   $          -
                                                        =============  =============
Non-Cash:

  Common Stock Issued for Notes Payable &
  Accrued Interest                                      $    944,514   $  1,106,861
                                                        =============  =============
  Common Stock Issued for Services                      $     25,000   $    165,200
                                                        =============  =============
  Common Stock Issued for Investment                    $          -   $     75,000
                                                        =============  =============

  Common Stock Issued for Infomercial                   $    396,152   $          -
                                                        =============  =============
  Accounts Receivable Exchanged for Equipment           $     18,045   $          -
                                                        =============  =============



                                   6

                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          June 30, 2003


GENERAL
-------

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2002.

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

COMMON STOCK
------------

During February 2003, the Company issued 2,700,000 shares of common stock for an infomercial valued at $396,152.

During February 2003, the Company issued 7,460,000 shares of common stock for the settlement of notes payable, accrued interest and fees of $969,514.

INFOMERCIAL
-----------

As disclosed above, the Company acquired an infomercial valued at $396,152. Management has estimated the life of the infomercial to be for a period of 24 months. As of June 30, 2003, amortization expense of $74,279 has been recognized.

     References in this quarterly report to "Whole Living" "we," "us," and "our" refer to Whole Living, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the markets in which Whole Living may participate; competition within Whole Living's chosen markets, including competition from much larger competitors; technological advances and failure by Whole Living to successfully develop business relationships.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Whole Living operates through its wholly-owned subsidiary Brain Garden, Inc. We have recorded operating income for the three month period ended June 30, 2003; however, we have recorded operating losses for the six month period ended June 30, 2003 and from inception. Our plan is to focus our marketing efforts on the Food First Program and expand this program into the international market. During the first quarter of 2003 we experienced non-recurring expenses related to the launch of this program and now expect to move forward with increased sales. We launched the Food First Program in the United Kingdom in June 2003 and anticipate further growth in the international market.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and six month periods ended June 30, 2003 and 2002.

     We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of our goods. Revenue is net of returns, which has historically been less than 1% of sales. For the six month period ended June 30, 2003 we recorded sales of $6,323,543 compared to sales of $3,192,902 for the comparable 2002 six month period. Sales for the three month period ended June 30, 2003 were $3,554,144 compared to $1,755,787 in sales for the 2002 second quarter. The increase in sales is primarily due to the Food First Program which has resulted in growth in new customers.

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

     Cost of goods sold increased $2,541,429 for the 2003 six month period compared to the 2002 six month period. Cost of goods sold increased $1,388,194 for the 2003 second quarter compared to the 2002 second quarter. Cost of goods sold were 74.2% of sales for the 2003 six month period compared to 67.4% of sales for the 2002 six month period. Cost of goods sold were 69.6% of sales for the 2003 second quarter compared to 61.8% of sales for the 2002 second quarter. Due to increased sales, our gross profit increased $589,212, or 56.6%, for the 2003 six month period compared to the 2002 six month period, and increased $410,163, or 61.2%, for the 2003 second quarter compared to the 2002 second quarter.

     Total operating expenses increased $438,980, or 23.6%, for the 2003 six month period compared to the 2002 six month period. Total operating expenses decreased $11,257, or 1.1%, for the 2003 second quarter compared to the 2002 second quarter. These changes are discussed in more detail below in relation to general and administrative expenses and selling expenses. Our total operating expenses were 36.4% of sales for the 2003 six month period compared to 58.3% of sales for the 2002 six month period. Total operating expenses were 29.0% of sales for the 2003 second quarter compared to 59.4% of sales for the 2002 second quarter.

          General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased $232,333, or 14.2%, for the 2003 six month period and decreased $86,909, or 9.1%, for the 2003 second quarter compared to the 2002 second quarter. These expenses increased in the 2003 six month period primarily due to non-recurring costs associated with the support systems required for the increase in sales. The 2003 second quarter decrease was primarily due to lack of the non-recurring expenses.

          Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $206,647, or 88.7%, for the 2003 six month period compared to the 2002 comparable period. Selling expenses increased $75,652, or 85.1%, for the 2003 second quarter compared to the 2002 second quarter. These increases for the 2003 six month period were primarily due to our launch of the Food First Program.

     As a result of the sales and expenses discussed above, we recorded operating income of $49,141 for the 2003 second quarter compared to operating losses for the 2003 and 2002 six month period and an operating loss for the 2002 second quarter.

     We recorded total other expense, primarily related to interest expense, of $43,154 for the 2003 six month period and $54,263 for the 2002 six month period. For the 2003 second quarter we recorded total other expense of $8,934 compared to total other expense of $29,305 for the 2002 second quarter.

     We recorded a net loss of $713,880 for the 2003 six month period compared to $875,221 for the 2002 six month period. However, we recorded net income of $40,207 for the 2003 second quarter compared to a net loss of $401,584 for the 2002 second quarter. Our net loss per share was $0.02 for the 2003 six month period compared to a net loss per share of $0.04 for the 2002 six month period. No net income or loss per share was recorded for the 2003 second quarter compared to a net loss per share of $0.02 for the 2002 second quarter.

     Factors Affecting Future Performance

     Until the 2003 second quarter, internal cash flows alone have not been sufficient to maintain our operations. We may be unable to maintain this profitability. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future internal cash flows will be dependent on a number of factors, including:
     .      Our ability to encourage our distributors to sponsor new
            distributors and increase their own personal sales;
     .      Our ability to promote our product lines with our distributors;
     .      Our ability to develop successful new product lines;
     .      Effects of future regulatory changes in the area of direct marketing, if any;
     .      Our ability to remain competitive in our markets; and
     .      Our ability to meet the demand of our new Food First Program.

     In addition, we have entered into agreements with independent distributors and suppliers located in Australia, Canada, New Zealand, Japan and the United Kingdom. We may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

Seasonal Aspects

     In the direct selling industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we have experienced an increase in sales during the summer months and are unsure how the industry-wide fluctuations will affect our business in the future.

Liquidity And Capital Resources

     We have funded our cash requirements primarily through sales, loans and private placements of our common stock. At the six month period ended June 30, 2003 we had no cash on hand and total current assets of $1,248,625 compared to no cash on hand and total current assets of $724,125 at the year ended December 31, 2002. Our total current liabilities were $1,910,649 at the end of the 2003 six month period compared to $1,776,015 at December 31, 2002. Accounts payable represented 43.6% of total current liabilities at the end of the 2003 six month period. Our accumulated deficit was $10,715,249 at June 30, 2003.

     Net cash used by operating activities was $893,832 for the 2003 six month period compared to $524,604 for the 2002 second quarter. Net cash used by investing activities was $106,168 for the 2003 six month period compared to $1,190,213 for the 2002 second quarter. The investing activities for the 2003 six month period were primarily related to purchases of property and equipment and the 2002 six month period were related to payments from notes receivable. Net cash provided by financing activities was $1,000,000 for the 2003 six month period compared to $1,866,387 for the 2002 six month period. Financing activities were primarily proceeds from debt financing in those periods.

Commitments and Contingent Liabilities

     At the six month period ended June 30, 2003, our long term liabilities consisted of $500,000 notes payable to related parties compared to $420,000 at December 31, 2002. We also have an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $626,400 through 2005 at December 31, 2002. We have contingent liabilities of $208,819 for the 2003 second quarter primarily related to litigation.

Financing

     While we have generated net income for the 2003 second quarter, historically, we have relied on loans from shareholders and management to fund cash flow shortfalls. We have typically converted the loans into common stock. We also rely on equity transactions to pay for services provided to us. In February 2003 we issued 2.7 million shares, valued at $396,152, to purchase a developmental infomercial. We also conducted a limited offering in February 2003 in which we issued 7.46 million shares and as a result, we converted notes payable with interest and fees totaling $969,514.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our CEO and CFO have designed and established disclosure controls and procedures to ensure that material information is made known to our disclosure committee in a timely manner by others within the company and its subsidiaries. Our CEO and CFO reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, the CEO and CFO evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. They did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did they identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On July 15, 2003 Jeffrey R. Brudos resigned as our Secretary/Treasurer, Chief Financial Officer and Director. Mr. Brudos resigned to pursue other interests. On that date the remaining board of directors appointed Sharmon L. Smith as our Secretary/Treasurer and Chief Financial Officer. In addition, the board of directors appointed Messrs. Smith and William M. Fifield to fill the vacancies on the board until the next annual meeting of shareholders.

     Mr. Smith is 42 years old and previously served as our Secretary/Treasurer and Chief Financial Officer. Mr. Smith is the President and founder of Tapdog.com LLC, which is a company that provides Internet and business consulting. From August 1998 to March 1999 he was employed as a Internet consultant for Fortune Financial. From January 1996 to August 1998 he was employed as an Executive Vice President of iMall, Inc. providing operational management. He earned a Masters degree in Business Administration from Brigham Young University located in Provo, Utah.

     Mr. Fifield is 55 years old and is the Vice President of Marketing and Communications for our subsidiary, Brain Garden. He has been with Brain Garden since 1998. From 1997 to 1998 he was Director of Marketing for Young Living Essential Oils and from 1996 to 1997 he was Director of Marketing for The Story Teller. He has over 25 years experience in sales and marketing. He holds a Masters of Management from Kellogg School of Management, Northwestern University.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

2.1 Agreement and Plan of Reorganization between Whole Living and Vestrio, dated July 8, 2002
        (Incorporated by reference to exhibit 2.1 to Form 8-K, filed July 11,
        2002)
3.1     Articles of Incorporation of Whole Living
        (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)

3.2     Bylaws of Whole Living
        (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-KSB filed April 8, 2003)
31.1    Section 302 Chief Executive Officer Certification
31.2    Section 302 Chief Financial Officer Certification
32.1    Section 1350 Chief Executive Officer Certification
32.2    Section 1350 Chief Financial Officer Certification

Reports on Form 8-K

        None


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WHOLE LIVING, INC.



Date: July 31, 2003          By:  /s/ Douglas J. Burdick
                                __________________________________________
                                Douglas J. Burdick
                                President, Principal Executive Officer
                                and Director


                                 /s/ Sharmon L. Smith
Date: July 31, 2003          By:_______________________________________
                                Sharmon L. Smith
                                Secretary/Treasurer, Chief Financial
                                Officer and Director