Form 10QSB
period 2003-09-30
WHOLE LIVING INC
filed 2003-11-14
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2003


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

As of October 28, 2003, the issuer had a total of 43,009,640 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................2

Item 2:  Management's Discussion and Analysis...............................8

Item 3:  Controls and Procedures...........................................11


                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings.................................................11

Item 5:  Other Information.................................................12

Item 6:  Exhibits and Reports filed on Form 8-K............................13

Signatures.................................................................14












                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.

                Consolidated Financial Statements

                        September 30, 2003

                        Whole Living, Inc.
                   Consolidated Balance Sheets



                              ASSETS

                                                  September 30,  December 31,
                                                       2003         2002
                                                  ------------- -------------
                                                   (Unaudited)
Current Assets
  Accounts Receivable                             $    492,127  $     33,445
  Inventory                                            858,138       653,667
  Prepaid Expenses                                      88,994        37,013
                                                  ------------- -------------
Total Current Assets                                 1,439,259       724,125
                                                  ------------- -------------

Property & Equipment, Net                              309,693       256,120
                                                  ------------- -------------
Other Assets
  Infomercial, Net                                     272,355             -
  Goodwill, Net                                         17,318        17,318
  Deposits                                              22,840        36,435
                                                  ------------- -------------
Total Other Assets                                     312,513        53,753
                                                  ------------- -------------

  Total Assets                                    $  2,061,465  $  1,033,998
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                  $    176,914  $     27,212
  Accounts Payable                                     575,607       694,548
  Accrued Expenses                                     365,305       425,436
  Contingent Liabilities                               243,879       208,819
  Current Portion of Long-Term Liabilities             670,000       420,000
                                                  ------------- -------------
Total Current Liabilities                            2,031,705     1,776,015
                                                  ------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                        670,000       420,000
  Less Current Portion                                (670,000)     (420,000)
                                                  ------------- -------------
Total Long Term Liabilities                                  -             -
                                                  ------------- -------------

  Total Liabilities                                  2,031,705     1,776,015
                                                  ------------- -------------
Stockholders' Equity
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized; 43,009,640 and 32,849,640 Shares
    Issued and Outstanding, Respectively                43,010        32,850
  Additional Paid-In Capital                        10,692,508     9,337,002
  Retained Deficit                                 (10,705,758)  (10,001,369)
  Prepaid Expense                                            -      (110,500)
                                                  ------------- -------------
Total Stockholders' Equity                              29,760      (742,017)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  2,061,465  $  1,033,998
                                                  ============= =============





                              Whole Living, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)



                                         For the Three For the Three For the Nine  For the Nine
                                         Months Ended  Months Ended  Months Ended  Months Ended
                                         September 30, September 30, September 30, September 30,
                                         2003          2002          2003          2002
                                         ------------- ------------- ------------- -------------

Sales                                    $  3,460,888  $  3,281,216  $  9,784,431  $  6,474,118

Cost Of Goods Sold                          2,549,325     2,040,226     7,241,961     4,191,433
                                         ------------- ------------- ------------- -------------

Gross Profit                                  911,563     1,240,990     2,542,470     2,282,685
                                         ------------- ------------- ------------- -------------
Operating Expenses
  General & Administrative                    624,829     1,368,456     2,486,719     2,998,013
  Selling Expenses                            241,606        72,932       681,349       306,028
                                         ------------- ------------- ------------- -------------
    Total Operating Expenses                  866,435     1,441,388     3,168,068     3,304,041
                                         ------------- ------------- ------------- -------------

OPERATING INCOME (LOSS)                        45,128      (200,398)     (625,598)   (1,021,356)

OTHER INCOME(EXPENSE)
  Interest Expense                            (35,662)      (68,479)      (78,918)     (122,742)
  Interest Income                                  25         4,252           127         4,252
                                         ------------- ------------- ------------- -------------
    Total Other Income(Expense)               (35,637)      (64,227)      (78,791)     (118,490)
                                         ------------- ------------- ------------- -------------

NET INCOME(LOSS)                         $      9,491  $   (264,625) $   (704,389) $ (1,139,846)
                                         ============= ============= ============= =============

WEIGHTED AVERAGE INCOME(LOSS) PER SHARE  $       0.00  $      (0.01) $      (0.02) $      (0.04)
                                         ============= ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING        43,009,640    37,717,751    41,316,307    29,497,177
                                         ============= ============= ============= =============



                                      5


                              Whole Living, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                    For the Nine   For the Nine
                                                                    Months Ended   Months Ended
                                                                    September 30,  September 30,
                                                                    2003           2002
                                                                    -------------- --------------
Cash Flows From Operating Activities
Net Income(Loss)                                                    $    (704,389) $  (1,139,846)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                                            324,527        138,926
   Stock Issued for Services                                               25,000        165,200
   Stock Issued for Interest                                               24,514         26,861
   Warrants Issued for Services                                                 -         40,000
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                   (476,727)      (213,272)
   Receivable - Other                                                           -         19,855
   Inventory                                                             (204,471)       (95,170)
   Prepaid Expenses                                                       (51,981)       (71,317)
   Deposits                                                                13,595              -
  Increase (Decrease) in:
   Bank Overdraft                                                         149,702              -
   Accounts Payable and Accrued Expenses                                 (144,012)      (208,112)
                                                                    -------------- --------------
    Net Cash Provided(Used) by Operating Activities                    (1,044,242)    (1,336,875)
                                                                    -------------- --------------
Cash Flows from Investing Activities
  Cash (Bank Overdraft) Acquired in Acquisition                                 -        (30,189)
  Payments for Property & Equipment                                      (125,758)      (145,362)
  Payments for Deposits                                                         -        (70,240)
  Payments for Notes Receivable                                                 -     (1,100,000)
                                                                    -------------- --------------
    Net Cash Provided(Used) by Investing Activities                      (125,758)    (1,345,791)
                                                                    -------------- --------------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                                          1,170,000      2,702,917
  Principal Payments on Debt Financing                                          -        (41,602)
                                                                    -------------- --------------
    Net Cash Provided(Used) by Financing Activities                     1,170,000      2,661,315
                                                                    -------------- --------------

Increase in Cash                                                                -        (21,351)

Cash and Cash Equivalents at Beginning of Period                                -         96,232
                                                                    -------------- --------------

Cash and Cash Equivalents at End of Period                          $           -  $      74,881
                                                                    ============== ==============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                          $       8,797  $      16,668
  Income Taxes                                                      $           -  $           -

Non-Cash :
  Common Stock Issued for Notes Payable & Accrued Interest          $     944,514  $   1,106,861
  Common Stock Issued and Warrants Granted for Services             $      25,000  $     205,200
  Common Stock Issued for Infomercial                               $     396,152  $           -
  Accounts Receivable Exchanged for Equipment                       $      18,045  $           -
  Common Stock Issued for Insurance                                 $           -  $      48,000




                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2003


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2002.

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

INFOMERCIAL

As disclosed above, the Company acquired an infomercial valued at $396,152. Management has estimated the life of the infomercial to be for a period of 24 months. As of September 30, 2003, amortization expense of $123,797 has been recognized.

     References in this quarterly report to "Whole Living" "we," "us," and "our" refer to Whole Living, Inc. and its subsidiary.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Whole Living operates through its wholly-owned subsidiary Brain Garden, Inc. We develop, manufacture, distribute all natural products to five countries and all fifty states. We have recorded operating income for the second and third quarters for 2003; however, we have recorded losses for the nine month period ended September 30, 2003, and since inception. Our plan is to focus our marketing efforts on the Food First Program and expand this program into the international market. During the first quarter of 2003 we experienced non-recurring expenses related to the launch of this program and now expect to move forward with increased sales. We launched the Food First Program in the United Kingdom in June 2003 and anticipate further growth in the international market.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and nine month periods ended September 30, 2003 and 2002.

     We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of our goods. Revenue is net of returns, which has historically been between 2% and 3%. For the nine month period ended September 30, 2003, we recorded sales of $9,784,431 compared to sales of $6,474,118 for the comparable 2002 nine month period. Sales for the three month period ended September 30, 2003 ("2003 third quarter"), were $3,460,888 compared to $3,281,216 in sales for the 2002 third quarter. The increase in sales is primarily due to the Food First Program which has resulted in growth in new customers.

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

     Cost of goods sold increased $3,050,528 for the 2003 nine month period compared to the 2002 nine month period. Cost of goods sold increased $509,099 for the 2003 third quarter compared to the 2002 third quarter. Cost of goods sold were 74.0% of sales for the 2003 nine month period compared to 64.7% of sales for the 2002 nine month period. Cost of goods sold were 73.6% of sales for the 2003 third quarter compared to 62.1% of sales for the 2002 third quarter.

     Our gross profit increased $259,785, or 10.2%, for the 2003 nine month period compared to the 2002 nine month period, and gross profit decreased $329,427, or 26.5%, for the 2003 third quarter compared to the 2002 third quarter.

     Total operating expenses decreased $135,973, or 4.1%, for the 2003 nine month period compared to the 2002 nine month period. Total operating expenses decreased $574,953, or 39.9%, for the 2003 third quarter compared to the 2002 third quarter. These changes are discussed in more detail below in relation to general and administrative expenses and selling expenses. Our total operating expenses were 32.4% of sales for the 2003 nine month period compared to 51.0% of sales for the 2002 nine month period. Total operating expenses were 25.0% of sales for the 2003 third quarter compared to 43.9% of sales for the 2002 third quarter.

          General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased $511,294, or 17.1%, for the 2003 nine month period and decreased $743,627, or 54.3%, for the 2003 third quarter compared to the 2002 third quarter. These expenses decreased in the 2003 periods primarily due to an accounting reclassification of expense categories.

          Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased $375,321, or 122.6%, for the 2003 nine month period compared to the 2002 comparable period. Selling expenses increased $168,674, or 231.3%, for the 2003 third quarter compared to the 2002 third quarter. These expenses increased in the 2003 periods primarily due to an accounting reclassification of expense categories.

     Based on the above, we recorded operating income of $45,128 for the 2003 third quarter compared to an operating loss of $200,398 for the 2002 comparable quarter. For the 2003 nine month period we recorded an operating loss of $625,598 compared to an operating loss of $1,021,356 for the 2002 nine month period.

     We recorded total other expense, primarily related to interest expense, of $78,791 for the 2003 nine month period and $118,490 for the 2002 nine month period. For the 2003 third quarter we recorded total other expense of $35,637 compared to total other expense of $64,227 for the 2002 third quarter.

     We recorded a net loss of $704,389 for the 2003 nine month period compared to a net loss of $1,139,846 for the 2002 nine month period. However, we recorded net income of $9,491 for the 2003 third quarter compared to a net loss of $264,625 for the 2002 third quarter. Our net loss per share was $0.02 for the 2003 nine month period compared to a net loss per share of $0.04 for the 2002 nine month period. No net income or loss per share was recorded for the 2003 third quarter compared to a net loss per share of $0.01 for the 2002 third quarter.

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

Liquidity And Capital Resources

     We have funded our cash requirements primarily through sales, loans and private placements of our common stock. We expect that we will continue to fund operations in the short-term from these sources. At the nine month period ended September 30, 2003, we had no cash on hand and total current assets of $1,439,259 compared to no cash on hand and total current assets of $724,125 at the year ended December 31, 2002. Our total current liabilities were $2,031,705 at the end of the 2003 nine month period compared to $1,776,015 at December 31, 2002. Accounts payable represented 28.3% of total current liabilities and the current portion of long-term liabilities represented 33.0% of total current liabilities at the end of the 2003 nine month period. Our accumulated deficit was $10,705,758 at September 30, 2003.

     Net cash used by operating activities was $1,044,242 for the 2003 nine month period compared to $1,336,875 for the 2002 third quarter. Net cash used by investing activities was $125,758 for the 2003 nine month period compared to $1,345,791 for the 2002 third quarter. The investing activities for the 2003 nine month period were primarily related to purchases of property and equipment and the 2002 nine month period were related to payments from notes receivable. Net cash provided by financing activities was $1,170,000 for the 2003 nine month period compared to $2,661,315 for the 2002 nine month period. Financing activities were primarily proceeds from debt financing in those periods.

     Prior to the third quarter, management was considering building manufacturing facilities in several countries to facilitate the delivery of fresh quality product to consumers around the world. On July 17, 2003, we reached agreements with shipping corporations that would provide for shipment of our product at reduced costs. The reduction in expenses temporarily delayed the decision to build new manufacturing facilities. Management will revisit the need for additional manufacturing plants when demand rises above domestic capacity.

Commitments and Contingent Liabilities

     At the nine month period ended September 30, 2003, our long term liabilities consisted of $670,000 notes payable to related parties compared to $420,000 at December 31, 2002. We also have an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $626,400 through 2005 at December 31, 2002. We also have contingent liabilities of $243,879 for the 2003 third quarter primarily related to litigation (See, Part II, Item 1, below, for further details).

Financing

     While we have generated net income for the 2003 second and third quarter; historically, we have relied on loans from shareholders and management to fund cash flow shortfalls. We have typically converted the loans into common stock and have relied on equity transactions to pay for services
provided to us.      Management anticipates that additional capital for cash
shortfalls will be provided by future loans or private placements of our common stock. We expect to issue private placements of stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our principal executive officer and chief financial officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 23, 2003, Whole Living received a complaint filed by Glen Tanner against The Brain Garden, Inc., Whole Living, Inc, William B. Turnbull, Ronald Williams and Bruno Vassel III. The complaint was filed in the Fourth Judicial District Court of Utah County, State of Utah. Mr. Tanner claims that he, as the former owner of the Brain Garden, LLC, did not receive the agreed upon consideration from Whole Living when we acquired the assets of Brain Garden LLC. Mr. Tanner seeks the entire purchase price of $262,933, plus 10% interest and attorneys fees and costs; or in the alternative, his equitable share of the proceeds from Brain Garden, Inc. Our legal counsel's preliminary review indicated that the contract claims were brought after the statute of limitations had run. We intend to defend the claims, but due to the fact that we were recently served with the complaint, we have not identified all defenses we may have to these claims.

     On October 23, 2003, Whole Living received a complaint filed in Fourth Judicial District Court of Utah County, State of Utah by Roger Taylor, Jennifer Taylor, Richard Smith and Susan Smith. The action names John Clayton, Douglas Burdick, Gregory M. Popp, Whole Living, Inc., Vestrio, Inc., Investrio Corp. and yet to be named persons as defendants. The action is related to the rescission of the Vestrio acquisition. The Taylors and Smiths seek specific performance of the delivery of 1,320,000 shares of Whole Living common stock as provided in the Vestrio acquisition agreement and they seek damages of approximately $3,960,000 for the alleged breach of the Vestrio acquisition agreement, including the failure of Whole Living and others to pay certain obligations as agreed and intentional fraud in that transaction. They also seek punitive damages of $10,000,000, along with interest and attorneys fees. Our counsel is currently reviewing the complaint and the possibility of filing a dispositive motion. We intend to vigorously defend against all claims presented in this action.

     In April 2003 Evan Richards and Evolocity.com filed a complaint against Wall Street Mentors Seminars, LLC, Vestrio Corporation, Inc., Whole Living and other interested parties. The complaint was filed in the Fourth Judicial District Court of Utah County, State of Utah. Mr. Richards seeks monetary damages of approximately $805,000 for the alleged breach of a marketing contract between Evolocity.com and Wall Street Mentors and Online Investor Network. Mr. Richards claims vicarious liability against Whole Living as the successor of Wall Street Mentors and Vestrio Corporation. We have contested these claims and filed a motion to dismiss Mr.

Richards complaint against us. While the motion remains pending, the parties have agreed to pursue limited discovery in hopes of resolving the issue of vicarious liability.

     On March 17, 2003, Whole Living filed an action for a preliminary injunction in the United States District Court, District of Utah, Central Division against Don Tolman, a former consultant and founder of Brain Garden, LLC. The purpose of the injunction was to stop Mr. Tolman from competing against the company in violation of a non-compete agreement he signed. At a preliminary hearing on April 2, 2003, the court issued a temporary restraining order which expired April 10, 2003. On August 2, 2003, the court granted Whole Living's preliminary injunction against Mr. Tolman and other interested parties. We are currently in the discovery stage of this litigation and continue to vigorously assert all claims against Mr. Tolman.

     On August 17, 2001, Lorraine Butler filed an action for damages for pain and suffering resulting from the use of our products. She initially filed the action against Whole Life, Inc., dba Brain Garden, Inc. in the Circuit Court of Lane County, Oregon. On April 9, 2002, Ms. Butler was awarded a default judgment of $100,000 plus interest in the Oregon court and then obtained a foreign judgment in the Fourth Judicial District Court, State of Utah, Utah County, Provo Department, on August 2, 2002. Whole Living moved in the Utah court for an order either setting aside the default judgement, granting a new trial, requesting an amendment to the judgment or a declaration that the Oregon judgment was not entered against Whole Living. On December 5, 2002, the Utah court determined that the default judgment was not valid and enforceable against Whole Living. Subsequently, in January of 2003, the Oregon court permitted Ms. Butler to change the named defendant to Whole Living, Inc. We requested relief from the Oregon default judgment, but on June 5, 2003, the Oregon court denied our request for relief. Our appeal of the Oregon court's decision is presently pending. Meanwhile, on October 16, 2003, the Utah court granted Ms. Butler's motion to reconsider its prior ruling that the default judgement was not valid. A written order has not been ordered and following the entry of that order we intend to appeal the Utah court's decision as well. After these appeals are resolved, we expect to contest Ms. Butler's claims of pain and suffering through a trial.

     On January 28, 2003, Dave Nicolson filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against Whole Living and Vestrio, Inc. The claim is related to agreement by and between Whole Living, Vestrio and Mr. Nicolson, in which Whole Living and Vestrio agreed to pay Mr. Nicolson $250,000 to continue his distributor relationship with both companies. Mr. Nicolson alleges that the first payment of $50,000 was made, but none of the subsequent payments were paid when due. Whole Living has filed an answer and counterclaim against Mr. Nicolson in which we claim rescission of the agreement based on fraud, mistake and undue influence, and voidance of the contract based on lack and failure of consideration. Mr. Nicolson has filed a motion to sanction Whole Living related to a deposition conducted by Mr. Nicolson. A hearing on this motion is set for November 12, 2003. If the motion is granted, the requested sanctions would restrict what evidence we could present in defense of a motion for summary judgment to be filed by Mr. Nicolson. We continue to vigorously defend against all claims brought by Mr. Nicolson.

     We are involved in various other disputes and legal claims arising in the normal course of our business. In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

ITEM 5.  OTHER INFORMATION

Investrio Rescission

     The following discussion clarifies the transactions related to the rescission of the Vestrio acquisition. On May 31, 2002, Whole Living, Inc., a Nevada Corporation, Vestrio Corporation, a Utah Corporation and Simple Online Solutions, LLC., a Utah Limited Liability Company, entered into an Agreement and Plan of Reorganization in an arms-length transaction. Whole Living agreed to issue an aggregate of 6,000,000 shares to six shareholders of Vestrio Corporation and Simple Online Solutions through a stock-for-stock exchange for all of the issued and outstanding shares of Vestrio Corporation and all ownership interests of Simple Online Solutions, LLC. At the signing of the Agreement and Plan of Reorganization additional agreements were signed by Whole Living, Vestrio and Vestrio's shareholders which authorized the delivery of the 6,000,000 shares into escrow. Whole Living relied on an exemption from registration for the issuance of these shares in a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act of 1933. The parties formally recognized this Agreement and Plan of Reorganization on July 8, 2002.

     On December 10, 2002, Whole Living, Inc's Board of Directors together with Vestrio Corporation's Board of Directors agreed to unconditionally and irrevocably rescind and terminate the agreement and Plan of Reorganization, effective as of December 31, 2002. This was accomplished by mutual consent of both companies. All of the 6,000,000 shares held in escrow were canceled on February 5, 2003 and returned to the Corporate Treasury as a result of the Recission Agreement and other settlement and release agreements executed by a majority of Vestrio shareholders. Also, Whole Living transferred to Vestrio debts totaling approximately $2,665,669 which were represented by promissory notes. Whole Living recognized acquisition expenses of $145,350.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits
3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed April 8, 2003)
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1    Subsidiaries of Whole Living, Inc.
31.1    Principal Executive Officer Certification
31.2    Chief Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WHOLE LIVING, INC.


                                    /s/ Douglas J. Burdick
Date: November 13, 2003         By:_________________________________________
                                   Douglas J. Burdick
                                   President, Principal Executive Officer
                                   and Director



                                    /s/ Sharmon L. Smith
Date: November 13, 2003         By:_________________________________________
                                   Sharmon L. Smith
                                   Secretary/Treasurer, Chief Financial
                                   Officer and Director