Form 10KSB
period 2003-12-31
WHOLE LIVING INC
filed 2004-04-14
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

           For the fiscal year ended: December 31, 2003

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number: 0-26973

                        Whole Living, Inc.
      (Exact name of registrant as specified in its charter)

         Nevada                                      87-0621709
(State of incorporation)                  (I.R.S. Employer Identification No.)

433 East Bay Boulevard, Provo, Utah                    84606
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (801) 655-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $12,323,973

As of March 1, 2004 the registrant had 43,109,640 shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $20,462,227.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property ..........................................10
Item 3.  Legal Proceedings ................................................10
Item 4.  Submission of Matters to a Vote of Security Holders ..............11

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities ....................................11
Item 6.  Management's Discussion and Analysis..............................13
Item 7.  Financial Statements..............................................16
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................33
Item 8A. Controls and Procedures...........................................33

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................33
Item 10. Executive Compensation ...........................................34
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................35
Item 12. Certain Relationships and Related Transactions....................36
Item 13. Exhibits and Reports on Form 8-K..................................37
Item 14. Principal Accountant Fees and Services............................37
Signatures ................................................................38




In this annual report references to "Whole Living," "we," "us," and "our" refer to Whole Living, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Whole Living's control. These factors include but are not limited to economic conditions generally and in the markets in which Whole Living may participate; competition within Whole Living's chosen industry, including competition from much larger competitors; and failure by Whole Living to successfully develop business relationships.

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

Whole Living, Inc. was incorporated in the state of Nevada on March 18, 1999. In May of 1999, Whole Living merged with Whole Living Inc., a Utah corporation, which owned the products and formulas presently being marketed by Whole Living, as well as the trademark "Brain Garden." Whole Living formed Brain Garden, Inc., a Nevada corporation, in May 2002, and Whole Living transferred the assets related to the Brain Garden products to this wholly-owned subsidiary.

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

Our product philosophy is to combine the best of science and nature and to produce food and personal care products that are 100% natural, and to the extent possible, organic. We divide nutrition into three categories:
      1. Primary Nutrition = This is whole fruits, vegetables, nuts, seeds, grains and legumes with all their complex nutrients designed by mother nature to keep us healthy.
      2. Secondary Nutrition = This is the supplementation world. All the pills, vitamins, shakes and powders that we add to our daily diet make up this world.
      3. Empty Nutrition = This is the processed, fast food, microwavable junk food, chemically fortified and nutritionally emptied food.

We believe all three categories of nutrition impact a person's health, but only primary nutrition holds the key to permanent health success. We believe that primary nutrition must be more convenient to realize better health. We are committed to developing and providing quality products that are convenient, easy to use, easy to sell and effective.

Principal Products

Whole Foods - Our major primary nutrition product is Pulse, which consists of a variety of nuts, seeds, fruits and grains and may be used as a snack or a meal replacement. Pulse is packaged in a food bar or loose in canisters in individual or family size. Pulse has the proteins, fibers, carbohydrates and other nutrients needed in a healthy diet and comes in eight different flavors. Pulse also is an integral part of two of our programs called Food First and Food for Life, discussed below. Our other primary nutrition snack products include Soups, Finally Fruit, Parched Pulse and Brain Grain. These products represented 90% of product sales for the 2003 year.

Personal Care - Our Earthborn Creations personal care line of products include chemical-free personal and home-care products which are made from the oils and tissues of plants. We believe that what is put on the skin is passed through the skin and finds its way into other tissues in the body. Therefore, an individual should not put anything on the body that cannot also be put in the body. Our Earthborn Creations products include creams, lotions, cleansers and shampoos made from essential oils and mixing powders that are all natural and chemical-free, and made entirely from plants. Our most popular personal care product is Pro L'eve which is a full strength progesterone cream designed for women who experience hormone imbalance. It is made from soy and other natural ingredients

Essential Oil - Our Essential Oils provide health benefits for the user of these natural plant oils found in the tissues of aromatic plants. These products are designed to be applied topically to the body for therapeutic relief.

Food First and Food For Life Program

Our Food First Program is designed to bring our message of convenient primary nutrition to the public. The program educates people about the power of primary nutrition and then puts them on a 10-day program to prove it to themselves. We rely on distributors who provide short, informative meetings about The Food First Program so that our customers and distributors can learn about good nutrition. At the end of these meetings our distributors invite our customers to participate in the Food First Program. Those that choose to participate receive a 10-day supply of food ($199 U.S. value), personal health web site, and CDs. We provide this program to our customers for only the cost of shipping and handling (approximately $29 U.S.) as long as our customers provide us with three simple things:
      1.   Fill out a simple online questionnaire;
      2.   Complete their online 10-day health journal; and
      3. Complete their online health questionnaire at the end of their 10-day program.
After the person completes the 10-day Food First Program, then we offer a Food for Life Pack to continue primary nutrition by replacing one meal a day with Pulse products.

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

Distribution Network

We have a sales office located in Provo, Utah. We buy raw materials from third-party suppliers, manufacture our food products in-house and warehouse the bulk food product at our facility here in the United States. The bulk product is prepared for individual product orders here in the United States and shipped to individual customers and distributors in the US, Australia, New Zealand, Canada, and Great Brittan.

Distributors and Customers pay for products prior to shipment, therefore we carry minimal accounts receivable. Distributors and Customers place orders by the Brain Garden's state-of-the-art Internet website, by placing the order over the phone with our inbound call center, or faxing in orders. They usually pay for the products with a credit card. Less than 2% of our sales are paid for with cash. Typically, we experience back orders with less than ..05% of our orders.

Unigen Plan -    We rely on network marketing for the distribution of our
products. Our revenue depends directly upon the sales efforts of our distributors. We distribute our products exclusively through independent distributors who have contracted directly with us. Anyone can purchase products from us for personal use or sale, and has the potential to earn commissions. Those individuals who sign up as a distributor can sponsor other distributors and earn commissions from the resale of our products as well. Management believes that one of our key competitive advantages is our distributor compensation plan, the "Unigen Plan," discussed below.

Network marketing companies and their marketing plans have been around for over 50 years. Many of the founding companies in this industry such as Amway, Mary Kay, and Shaklee, have not made significant changes to their marketing plans for decades. During the 1970s, 1980s and into the 1990s, new companies in the industry such as Nu Skin Enterprises, Neways, Nature's Sunshine Products, Melaleuca, and many others have taken aspects of these original marketing plans and added various changes in order to make their compensation plans more rewarding for distributors.

In the traditional networking system such as that used by Nu Skin, a group of people occupy a single level within the compensation plan. Under our "unilevel" plan, a single person occupies a level within the compensation structure. Nature's Sunshine Products, Inc. and Young Living Essential Oils represent two of our competitors who use versions of this "unilevel" plan. Under this structure, a distributor's down-line is composed of numerous levels consisting of separate individuals. As more individuals come on line below these levels, each becomes a "leg" for the first distributor. Under our system any distributor on any level can receive compensation

We combine direct sales with what we call a "deep generational pay program." Generational pay programs are currently being used by Young Living Essential Oils, Neways, LifeForce International and New Vision. Under a generational program, a distributor receives a small percentage from other distributors' sales that are brought on line below them, both directly and indirectly via the "legs." In our system, this generational concept is tied into our Team Leader, Captain, Team Captain and All Star classifications. As a distributor gains more "qualified legs" which qualify through monthly sales volume, his status changes and his percentage of generational compensation increases.

For example, to obtain the status of Captain, a distributor needs at least three "active" legs which is defined as a leg that has at least the minimum monthly sales volume. As a distributor adds new "active" legs and builds depth, his or her status moves from Captain to Team Captain, from Team Leader to All Star, etc. At each new level, the generational compensation percentages and amount of compensation increases. Therefore, an established distributor may receive a percentage of sales generated by an ever growing number of new customers or distributors that are brought into the program in his or her down-line. In our system, these levels can extend downward in many different directions as new distributors build their own legs or "generations." At a predetermined point, the founding distributor can be blocked from receiving new compensation directly from a portion of a successful, active leg. While the original distributor will continue to receive a percentage of the sales generated by other down-line customers and distributors, he or she will stop receiving compensation from customers and distributors below this predetermined cut-off generation of a successful leg. Because this block can only occur after several generations, we have classified our program as a "deep generational pay program."

A distributor must establish personal volume ("PV"), and active legs to create group volume. If one person in a leg sells the defined minimum monthly volume
or PV, that leg becomes "active."   To obtain the rank of Captain, a
distributor must have at least 200 PV, depending on certain programs which are available, have three active legs with each generating at least 600 in group
volume and have a total group volume of 3,000.   A Team Captain requires 200
PV, three active legs each generating at least 3,000 in group volume, and a total group volume of 12,000. An All Star must have 200 PV, three active legs with 12,000 group volume per leg and a total group volume of 40,000. A distributor's rank may vary from month to month based upon the increase and decrease in his or her monthly sales volume.

In addition to the highest levels, we have two lower level distributor classifications consisting of Team Builder and Team Leader in the monthly generational pay program. To qualify as a Team Builder, a distributor must have personal volume totaling 200 PV. A Team Leader is a distributor that has attained the Team Leader level of 100 PV and has established two "active" legs with 300 gross volume per leg and a total of 1,000 gross volume. In all ranks above, PV may accumulate from personal retail sales, personal purchases or enrolled customers who buy each month.

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

For management purposes such as product purchasing, sales estimating, forecasting, and incentive planning, we use a second distributor definition known as "currently active distributors" which includes those distributors who, by their recent level of activity, are most likely to purchase products and sell our products in the near future. We use the last six months as the critical time frame within which we classify any distributor who has purchased any products from us as "active." As of December 31, 2003 approximately 20,000 of our distributors fell into this category, with 28 distributorships at the Team Captain level and 13 at the All-Star executive distributor levels, which are our two highest executive distributor levels. These distributorships have extensive down-line networks and account for the majority of our revenue.

At the present time, it is not possible to quantify the amount of revenue provided by each type or classification of distributorship. At this time we do not have the ability to generate that type of report. Because our program is based on monthly sales volume, the amount of revenue generated by an individual distributor and his down-line will vary from month to month based on the fluctuating activity of the levels below that distributor.

Sponsoring - Sponsoring activities are encouraged but not required of distributors. While we provide product samples, brochures, magazines, audiotapes, videotapes, and other sales materials, distributors are responsible for educating new distributors with respect to our products, the Unigen Plan and how to build a successful distributorship. The sponsoring of new distributors creates multiple levels in the network marketing structure. Persons whom a distributor sponsors are referred to as "active legs," "down-line" or "sponsored" distributors. If down-line distributors also sponsor new distributors, they create additional levels in the structure, but their down-line distributors remain in the same down-line network as their original sponsoring distributor.

Generally, distributors invite friends, family members, and acquaintances to meetings. People are often attracted to become distributors after using our products and becoming regular retail consumers. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices for resale to consumers at home meetings or for personal consumption. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

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

Compensation - Each product carries a specified number of commission volume points. Commissions are based on a distributor's personal and group commission volume. A distributor receives commissions based on a percentage of commission volume of his or her down-line each month. Commission volume points are essentially based upon a percentage of the product's wholesale cost, net of any point-of-sale taxes. As a distributor's retail business expands and as he or she successfully sponsors other customers or distributors into the business, which in turn expand their own businesses, he or she receives more commissions from down-line sales. Generally, a distributor can receive commission bonuses only if, on a monthly basis, (i) the distributor achieves at least 200 personal PV, and (ii) the distributor is not in default of any material policies or procedures.

Rules Affecting Distributors -   A potential distributor must enter into a
standard distributor agreement which obligates the distributor to abide by our policies and procedures. Any person who wishes to can join us as a distributor to purchase products for personal use or to build a down-line sales organization. In order to become a distributor, a person may purchase a Distributor Starter Kit which sells for $39.95. The Distributor Kit includes online (web based) training program, a personalized website, and the right to earn commissions and do the Brain Garden business. This Distributor Starter Kit accounts for less than 1% of our revenues. No distributor is required to purchase a large inventory of products when he/she starts. However, in order to receive compensation as a distributor and thereby become "active," personal monthly purchases and/or personal customer sales are required.

Our standard distributor agreement and policies and procedures, which outline the scope of permissible distributor marketing activities, are posted on our web site and the compensation plan is also posted on our web site. Our distributor rules and guidelines are designed to provide distributors with maximum flexibility and opportunity within the bounds of governmental regulations regarding network marketing and prudent business policies and procedures. Distributors are independent contractors and are thus prohibited from representing themselves as our agents or as employees of Brain Garden. Distributors are obligated to present our products and business opportunity ethically and professionally. Distributors agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a distributor will be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

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

We are not in a position to provide the same level of direction, motivation, and oversight to our distributors as we would our own employees because the distributors are independent contractors. We systematically review alleged reports of distributor misbehavior, but the large number of distributors and their independent status make it difficult to enforce distributor policies and procedures. If we determine that a distributor has violated any of the distributor policies or procedures, we may either terminate the distributor's rights completely or impose sanctions such as warnings, probation, withdrawals or denial of an award, suspension of privileges of a distributorship, withholding commissions until specified conditions are satisfied, or other
appropriate injunctive relief.   A distributor may voluntarily terminate his
or her distributorship at any time.

Product Guarantees -   Though we have a 100% satisfaction policy, due to the
perishable nature of our natural products we only offer product exchanges, not returns in general. We charge 15% of the purchase price as a restocking fee for the cancellation of an order which is not faulty. Our experience with actual product returns has averaged approximately 2% of sales for the 2003 fiscal year. We also maintain an insurance policy for product liability claims with a $1,000,000.00 per claim and $2,000,000.00 annual aggregate limit.

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

Internet - We include a "Pulse Party" web site with each Garden Starter Kit. This web site gives each independent distributor an immediate online presence and personal URL for their business. Features on this web site include company information, flash presentation, online registration of new distributors, online product ordering, online customer service and a "contact me" function that allows anyone visiting the site to contact, via email, the distributor directly. Also featured on the Pulse Party site is the BG Backroom. This site is exclusively for Brain Garden distributors and is password protected. In the BG Backroom, distributors have access to up-to-the-minute company news, product tracking, product information, and a frequently asked questions page, among other things.

Product Development.

We are committed to expanding our convenient primary nutrition line with products that are easy to use, easy to sell and which are effective. During the 2003 year, we did have minimal costs related to research and development. We have employed one person to expand our product lines. During the third and fourth quarters of 2003 we introduced our soup line and enhanced the flavor of Pulse product. In addition, we are examining relationships with international banks to supply online banking services between Brain Garden and our foreign distributors.

Competition

Product Lines -   The market for products designed to enhance mental and
physical performance is large and intensely competitive. Our primary competition includes other network marketing companies that manufacture and market herbal remedies, personal care and nutritional products. We also compete with major retail businesses that provide the same types of products that we offer. We compete with these other companies by emphasizing our uniqueness, the effectiveness and quality of our products and the convenience of our distribution system. We emphasize products that improve health through a diet of real food rather than pills and supplements. All of our products are and will be 100% natural and to the extent possible, organic.

Our primary nutrition snack products compete with "health bars" and nutritional supplements offered by companies such as Amway, Nu Skin Enterprises, Inc., Nature's Sunshine Products and Shaklee. Nu Skin, Amway and Young Living Essential Oils dominate the essential oils and personal care product market.

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

Network Marketing Companies -   We also compete for distributors with other
direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. The dominant network marketing companies in our existing markets are Amway Corporation and Nu Skin Enterprises, Inc. We also compete with many smaller network marketing companies who offer personal care products. We compete for new distributors on the strength of our product line, compensation plan, and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years.

Trademarks, Patents and Intellectual Property

We have secured trademark protection for Brain Garden(TM). We are in the process of securing trademarks for our Brain Garden logo, "Sol Saltz", "Earthborn Creations," "Food First," "Food for Life," and are considering protection for several other products names. We consider our trademark protection to be very important to brand name recognition and distributor and consumer loyalty to our business. We intend to register our important trademarks in the United States. In addition, a number of our products utilize proprietary formulations, but we do not own any patents for these products.

Government Regulations

Direct Selling Activities - Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities in the United States and Australia. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and "cooling-off" rights for consumers and distributors, require us or our distributors to register with the governmental agency, impose certain requirements on us, and/or impose various requirements, such as requiring distributors to have certain levels of retail sales to qualify to receive commissions.

The purpose of these laws and regulations is to ensure that distributors are being compensated for sales of products and not for recruitment of new distributors. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in Canada and Japan, the government does not allow distributors to purchase product for resale. All products purchased by consumers in these countries must be purchased for personal use only.

Any assertion or determination that we are not in compliance with existing laws or regulations could potentially have a material adverse effect on our business and results of operations. We cannot assure that regulatory authorities in our existing markets will not impose new legislation or change existing legislation that might adversely affect our business in those markets. Also, we cannot assure that new judicial interpretations of existing law will not be issued that adversely affect our business. Regulatory action, whether or not it results in a final determination adverse to us, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on our revenue and net income.

Regulation of Personal Care and Nutritional Food Products - Our products and related marketing and advertising are subject to governmental regulation by various domestic agencies and authorities, including the Food and Drug Administration which regulates food, medical products and cosmetics. The advertising and marketing of our products are regulated by the Federal Trade Commission which enforces consumer protection laws in regards to truth in advertising. The Consumer Product Safety Commission protects the public from unreasonable risk of injuries and death associated with consumer products, and the United States Department of Agriculture regulates food safety and quality. Similar types of agencies exist in our foreign markets. To date, we have not experienced any complications regarding health or safety and food and drug regulations for our products.

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

Employees

We have approximately 70 full time employees. Many of these employees directly support the distributor network. We do not anticipate increasing the number of employees at this time. However, if we experience significant growth, we may be required to hire new employees as necessary. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

                ITEM 2.   DESCRIPTION OF PROPERTY

In September 2002 we leased a two story 40,000 square foot facility located in Provo, Utah, which houses the corporate offices, manufacturing and fulfillment and is Brain Garden's international headquarters. The lease agreement provides that we pay a monthly base rent of approximately $15,000 and additional fees estimated to be approximately $2,500 for taxes, assessments and insurance. The lease expires on December 31, 2005, unless we elect to renew it for an additional three years and under new lease terms. The lease may be terminated upon any material breach by us or in the case of fire where repair cannot be accomplished in a timely manner as described in the lease agreement.

                    ITEM 3.  LEGAL PROCEEDINGS


On October 23, 2003 Whole Living received a complaint filed by Glen Tanner against The Brain Garden, Inc., Whole Living, Inc, William B. Turnbull, Ronald Williams and Bruno Vassel III. The complaint was filed in the Fourth Judicial District Court of Utah County, State of Utah. Mr. Tanner claims that he, as the former owner of the Brain Garden, LLC, did not receive the agreed upon consideration from Whole Living when we acquired the assets of Brain Garden LLC. Mr. Tanner seeks the entire purchase price of $262,933, plus 10% interest and attorneys fees and costs; or in the alternative, his equitable share of the proceeds from Brain Garden, Inc. On November 12, 2003 Whole Living moved to dismiss the complaint for failure to state a cause of action upon which relief could be granted. That motion is presently before the court.

On October 23, 2003 Whole Living received a complaint filed in Fourth Judicial District Court of Utah County, State of Utah by Roger Taylor, Jennifer Taylor, Richard Smith and Susan Smith. The action names John Clayton, Douglas Burdick, Gregory M. Popp, Whole Living, Inc., Vestrio, Inc., Investrio Corp. and yet to be named persons as defendants. The action is related to the rescission of the Vestrio acquisition. The Taylors and Smiths seek specific performance of the delivery of 1,320,000 shares of Whole Living common stock as provided in the Vestrio acquisition agreement and they seek damages of approximately $3,960,000 for the alleged breach of the Vestrio acquisition agreement, including the failure of Whole Living and others to pay certain obligations as agreed and intentional fraud in that transaction. They also seek punitive damages of $10,000,000, along with interest and attorneys fees. Whole Living moved to dismiss the complaint for failure to state a cause of action upon which relief could be granted. The court is in the process of dismissing this case.

In April 2003 Evan Richards and Evolocity.com filed a complaint against Wall Street Mentors Seminars, LLC, Vestrio Corporation, Inc., Whole Living and other interested parties. The complaint was filed in the Fourth Judicial District Court of Utah County, State of Utah. Mr. Richards seeks monetary damages of approximately $805,000 for the alleged breach of a marketing contract between Evolocity.com and Wall Street Mentors and Online Investor Network. Mr. Richards claims vicarious liability against Whole Living as the successor of Wall Street Mentors and Vestrio Corporation. We have contested these claims and filed a motion to dismiss Mr. Richards' complaint against us. That motion is presently before the court.

On March 17, 2003 Whole Living filed an action for a preliminary injunction in the United States District Court, District of Utah, Central Division against Don Tolman, a former consultant and founder of Brain Garden, LLC. The purpose of the injunction was to stop Mr. Tolman from competing against the company in violation of a non-compete agreement he signed. At a preliminary hearing on April 2, 2003, the court issued a temporary restraining order which expired April 10, 2003. On May 5, 2003 Mr. Tolman filed a counterclaim for payments he alleges are due and owing to him. On August 2, 2003, the court granted Whole Living's preliminary injunction against Mr. Tolman and other interested parties. A seven day jury trial is to commence on February 14, 2005.

On August 17, 2001 Lorraine Butler filed an action for damages for pain and suffering resulting from the use of our products. She initially filed the action against Whole Life, Inc., dba Brain Garden, Inc. in the Circuit Court of Lane County, Oregon. On April 9, 2002, Ms. Butler was awarded a default judgment of $100,000 plus interest in the Oregon court and then obtained a foreign judgment in the Fourth Judicial District Court, State of Utah, Utah County, Provo Department, on August 2, 2002. Whole Living moved in the Utah court for an order either setting aside the default judgement, granting a new trial, requesting an amendment to the judgment or a declaration that the Oregon judgment was not entered against Whole Living. On December 5, 2002, the Utah court determined that the default judgment was not valid and enforceable against Whole Living. Subsequently, in January of 2003, the Oregon court permitted Ms. Butler to change the named defendant to Whole Living, Inc. We requested relief from the Oregon default judgment, but on June 5, 2003, the Oregon court denied our request for relief. Our appeal of the Oregon court's decision is presently pending. Meanwhile, on October 16, 2003, the Utah court granted Ms. Butler's motion to reconsider its prior ruling that the default judgement was not valid. Whole Living has appealed that claim. That appeal is currently pending in the Utah State Court of Appeals. We are currently attempting to settle the dispute with Ms. Butler

On January 28, 2003 Dave Nicolson filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against Whole Living and Vestrio, Inc. The claim is related to agreement by and between Whole Living, Vestrio and Mr. Nicolson, in which Whole Living and Vestrio agreed to pay Mr. Nicolson $250,000 to continue his distributor relationship with both companies. Mr. Nicolson alleges that the first payment of $50,000 was made, but none of the subsequent payments were paid when due. Whole Living has filed an answer and counterclaim against Mr. Nicolson in which we claim rescission of the agreement based on fraud, mistake and undue influence, and voidance of the contract based on lack and failure of consideration. In March 2004, Mr. Nicolson filed a motion for summary judgment against Whole Living. We intend to vigorously defend against Mr. Nicolson's claims and we will advance our counterclaims in the litigation.

We are involved in various other disputes and legal claims arising in the normal course of our business. In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

  ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market Information

Our common stock is listed on the NASD OTC Bulletin Board under the symbol "WLIV." The following table represents the range of the high and low bid prices of our common stock for each quarter for the past two fiscal years as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

             Year       Quarter Ended         High              Low
            -----       -------------        ------            ------

            2002        March 31            $ 0.45             $ 0.19
                        June 30               0.75               0.12
                        September 30          0.58               0.25
                        December 31           0.39               0.16

            2003        March 31            $ 0.27             $ 0.14
                        June 30               0.41               0.16
                        September 30          0.97               0.19
                        December 31           0.86               0.35

Our shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..      registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..      authorized for quotation from the NASDAQ stock market;
..      issued by a registered investment company; or
..      excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets.

If our shares are deemed to be a penny stock, then trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 1, 2004 we had approximately 305 shareholders of record.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by us during the past year without registration.

On January 15, 2004 our board of directors authorized the issuance of 30,000 restricted common shares to Daniel Penoel pursuant to a consulting agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On December 3, 2003 our board of directors authorized the issuance of 70,000 restricted common shares to Donald R. Mayer to convert debt of $38,618 owed to Mr. Mayer's company, Universal Business Insurance, for officer and director liability insurance. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On February 19, 2003 we conducted an offering of 8,000,000 shares of common stock at $0.13 per share. We issued an aggregate of 7,460,000 common shares valued at $969,514 to convert debt. We issued 2,000,000 shares to Limited Expressions, LC; 2,000,000 shares to Liberty Partners; 1,460,000 shares to Compass Equity Partners; and 2,000,000 shares to Pacific First National. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by
Section 3(b) and Regulation D as a Rule 505 limited offering.

On February 13, 2003 we issued an aggregate of 2,700,000 shares of common stock in consideration for a developmental infomercial related to our Pulse product valued at approximately $396,152. This transaction involved the issuance of 1,700,000 shares to Capital Communications and 1,000,000 shares to First Equity Financial. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

In connection with the issuance of our securities, we believe that the purchaser:
..      was aware that the securities had not been registered under federal securities laws,
..      acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws,
..      understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition, and
..      was aware that the certificate representing the securities would bear a legend restricting their transfer.

Issuer Purchase of Securities

None.

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

Whole Living operates through its wholly-owned subsidiary Brain Garden, Inc. We develop, manufacture, and distribute all natural products to five countries and all fifty states. We recorded operating income for the second and third quarters for 2003; however, we have recorded losses for the year ended December 31, 2003, and since inception. Our plan is to continue focusing our marketing efforts on the Food First Program and expand this program into the international market. During the first quarter of 2003 we experienced non-recurring expenses related to the launch of this program and now expect to move forward with increased sales.

We experienced increases in capital expenditures for manufacturing and software in the 2003 year. Most of Brain Garden's product offering is manufactured at our facility in Provo, Utah and all Pulse products, soups, and essential oils are packaged there. This fall we introduced Pulse Bars; a healthy way to enjoy Pulse for people "on the go." In March 2004 we introduced a whole food soup line with convenient soups, filled with more than 24 whole food ingredients. We have expanded our clean room facility to hold equipment that is used to manufacture and package Pulse in a can or as a Pulse bar. We also are awaiting delivery of equipment that will measure, pour, and package over 10,000 cups of soup an hour. Management anticipates that with the expansion of manufacturing capabilities we will be able to handle up to 10 times the current sales at the present facility.

In 2004 we will continue to provide new products to our customer base to increase retention in the customer's second to six month of maintenance in the Food First Program. Distributors will also continue to conduct "tasting meetings" in all key markets around the world. In order to improve efficiency and keep up with the demands of the Food First Program, we have purchased several key production machines and will continue to purchase more equipment as needed. Management will also continue to scrutinize expenses related to operating activities, especially production and order fulfillment.

Liquidity and Capital Resources

For the short term management believes that revenues and additional financing will provide funds for operations. For the long term, management expects that the development of our Food First Program will increase our revenues; however, we will continue to raise additional funds through loans, as needed. Management intends to use any available cash to fund our operations.

Operations - Net cash used by operating activities was $621,454 for the 2003 year compared to $893,576 for the 2002 year. Net cash used by investing activities was $952,521 for the 2003 year compared to $121,034 for the 2002 year. The investing activities for both years were primarily related to purchases of property and equipment and development of software.

Financing -   Net cash provided by financing activities was $1,573,975 for the
2003 year compared to $918,378 for the 2002 year. Financing activities were primarily proceeds from debt financing in those periods. Management anticipates that additional capital for cash shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock. We may also issue private placements of stock to raise additional funding. Any private placement likely will rely upon exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

We have not investigated the availability, source and terms for additional third party financing at this time and we can not assure that funds will be available from this source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt results in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Commitments and Contingent Liabilities

Our total current liabilities were $2,337,040 at December 31, 2003 year compared to $1,776,015 at December 31, 2002. The current portion of long-term liabilities represented $1,113,490, or 47.6% of total current liabilities, at the end of the 2003 year. The notes payable relate to loans from First Equity Holdings Corp. with amounts payable of $1,086,490 for the 2003 year and $420,000 for the 2002 year. In addition, we entered into a non interest note payable to Sharmon L. Smith, our Chief Financial Officer, for $27,000 of wages.

We have an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $417,600 through 2005 at December 31, 2003. We also have contingent liabilities of $190,390 for the 2003 year primarily related to litigation (See, Part I, Item 3, above).

Off Balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the years ended December 31, 2002 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.

        Comparison of 2002 and 2003 Fiscal Year Operations
       ---------------------------------------------------

                                               2002          2003
                                         -------------     -------------
Sales                                    $  7,842,187      $ 12,323,973

Cost of goods sold                          5,689,552         9,459,391

Gross profit                                2,152,635         2,864,582

Total operating expenses                    4,019,064         3,729,799

Loss from operations                       (1,866,429)         (865,217)

Other expense                                (292,610)         (193,065)

Net loss                                   (2,159,039)       (1,058,282)

Net loss per share                        $     (0.07)     $      (0.03)


We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of our goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2003 year increased primarily due to our Food First and Food for Life Programs.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. These costs were approximately 73% to 77% of total sales for the 2002 and 2003 years. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

Total operating expenses decreased for the 2003 year compared to the 2002 year. However, selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased to $749,721 for the 2003 year compared to $439,331 for the 2002 year. This increase was primarily due to the marketing of our Food First Program. General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased from $3,579,733 for the 2002 year to $2,980,078 for the 2003 year.

Other expense for the 2002 year was higher due to expenses related to the acquisition of Vestrio Corporation and the subsequent disposal of assets upon termination of the acquisition agreement.

      Comparison of 2002 and 2003 Fiscal Year Balance Sheet
      -----------------------------------------------------

                                              2002             2003
                                          --------------    --------------
Cash                                      $           -     $           -

Total current assets                            724,125           875,573

Total assets                                  1,033,998         1,806,162

Total current liabilities                     1,776,015         2,337,040

Total liabilities                             1,776,015         2,337,040

Retained deficit                            (10,001,369)      (11,059,651)

Total stockholders equity                 $    (742,017)    $    (530,878)

Total current assets increased for the 2003 year compared to the 2002 year primarily as a result of increases in restricted cash and accounts receivable. Total current liabilities increased for the 2003 year primarily as a result of notes payable.

Factors Affecting Future Performance

Internal cash flows alone have not been sufficient to maintain our operations. We have had a history of losses and have been unable to maintain the profitability we experienced in the 2003 second and third quarter. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

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

In addition, we have entered into agreements with independent distributors and suppliers located in Australia, Canada, New Zealand, and the United Kingdom. We may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.


                  ITEM 7.  FINANCIAL STATEMENTS

                        WHOLE LIVING, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2003 and 2002

                         C O N T E N T S


Auditors' Report......................................................... 3

Consolidated Balance Sheets.............................................. 4

Consolidated Statements of Operations.................................... 5

Consolidated Statements of Stockholders' Equity.......................... 6

Consolidated Statements of Cash Flows.................................... 7

Notes to the Consolidated Financial Statements........................... 8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________


                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying consolidated balance sheets of Whole Living, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Living, Inc. as of December 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 8, 2004

                        Whole Living, Inc.
                   Consolidated Balance Sheets


                        ASSETS
                        -------
                                                           December 31,
                                                   ---------------------------
                                                        2003          2002
                                                   ------------- -------------
Current Assets
  Cash                                             $          -  $          -
  Restricted Cash                                        50,000             -
  Accounts Receivable (Net of Allowance
     of $27,000 and $0)                                 134,468        33,445
  Inventory                                             647,953       653,667
  Prepaid Expenses                                       43,152        37,013
                                                   ------------- -------------
Total Current Assets                                    875,573       724,125
                                                   ------------- -------------

Property & Equipment, Net                               891,631       256,120
                                                   ------------- -------------
Other Assets
  Goodwill, Net                                          17,318        17,318
  Deposits                                               21,640        36,435
                                                   ------------- -------------
Total Other Assets                                       38,958        53,753
                                                   ------------- -------------

  Total Assets                                     $  1,806,162  $  1,033,998
                                                   ============= =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                   $    135,890  $     27,212
  Accounts Payable                                      619,071       694,548
  Accrued Expenses                                      278,199       425,436
  Contingent Liabilities                                190,390       208,819
  Current Portion of Long-Term Liabilities            1,113,490       420,000
                                                   ------------- -------------
Total Current Liabilities                             2,337,040     1,776,015
                                                   ------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                       1,113,490       420,000
  Less Current Portion                               (1,113,490)     (420,000)
                                                   ------------- -------------
Total Long Term Liabilities                                   -             -
                                                   ------------- -------------

  Total Liabilities                                   2,337,040     1,776,015
                                                   ------------- -------------
Stockholders' Equity
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized; 43,079,640 and 32,849,640 Shares
    Issued and Outstanding, Respectively                 43,080        32,850
  Additional Paid-In Capital                         10,731,056     9,337,002
  Retained Deficit                                  (11,059,651)  (10,001,369)
  Prepaid Expenses                                     (245,363)     (110,500)
  Subscription Receivable                                     -             -
                                                   ------------- -------------
Total Stockholders' Equity                             (530,878)     (742,017)
                                                   ------------- -------------

  Total Liabilities and Stockholders' Equity       $  1,806,162  $  1,033,998
                                                   ============= =============








      The accompanying notes are an integral part of these consolidated financial statements

                        Whole Living, Inc.
              Consolidated Statements of Operations


                                                      For the Years Ended
                                                          December 31,
                                                   ---------------------------
                                                       2003          2002
                                                   ------------- -------------

Sales                                              $ 12,323,973  $  7,842,187

Cost Of Goods Sold                                    9,459,391     5,689,552
                                                   ------------- -------------

Gross Profit                                          2,864,582     2,152,635
                                                   ------------- -------------
Operating Expenses
  Selling Expenses                                      749,721       439,331
  General and Administrative                          2,980,078     3,579,733
                                                   ------------- -------------
    Total Operating Expenses                          3,729,799     4,019,064
                                                   ------------- -------------

Operating Income (Loss)                                (865,217)   (1,866,429)

Other Income (Expense)
  Acquisition Expense                                         -      (145,350)
  Loss on Disposal of Assets                            (63,173)      (24,168)
  Miscellaneous Expense                                 (53,852)      (38,604)
  Interest Income                                           156           542
  Interest Expense                                      (76,196)      (85,030)
                                                   ------------- -------------
     Total Other Income(Expense)                       (193,065)     (292,610)
                                                   ------------- -------------

Net Income (Loss) Before Income Taxes                (1,058,282)   (2,159,039)

Provision for Income Taxes                                    -             -
                                                   ------------- -------------

Net Income (Loss)                                  $ (1,058,282) $ (2,159,039)
                                                   ============= =============

Weighted Average Income (Loss) Per Share           $      (0.03) $      (0.07)
                                                   ============= =============

Weighted Average Shares Outstanding                  41,745,084    28,897,709
                                                   ============= =============



      The accompanying notes are an integral part of these consolidated financial statements


                               Whole Living, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                   Additional    Retained
                                Common Stock       Paid-in       Earnings      Subscription  Prepaid
                           Shares        Amount    Capital       (Deficit)     Receivable    Expenses
                        ------------- ------------ ------------- - ----------- ------------- -----------
Balance,
 December 31, 2001        24,004,340  $    24,005  $  7,742,831  $ (7,842,330) $   (200,000) $        -

January 2002 -
 shares issued for
 services at $.025
 per share                    40,000           40        12,880             -             -           -

April 2002 - shares
 issued for notes
 payable and accrued
 interest at $0.15
 per share                 6,000,000        6,000       875,559             -             -           -

May 2002 - stock
 issued for notes
 payable at $0.21
 per share                   600,000          600       126,900             -             -           -

May 2002 - stock
 issued for notes
 payable at $0.17
 per share                 1,325,300        1,325       223,977             -             -           -

June 2002 - shares
 issued for
 acquisition expense
 at $0.43 per share          150,000          150        63,600             -             -           -

July 2002 - shares
 issued for
 acquisition of
 subsidiary at $0.49
 per share                 6,000,000        6,000     2,934,000             -             -           -

August 2002 - shares
 issued for services
 at $0.37 per share          110,000          110        41,030             -             -           -

November 2002 -
 shares issued for
 acquisition expense
 at $0.20 per share          400,000          400        81,200             -             -           -

November 2002 -
 shares issued for
 services at $0.20
 per share                   170,000          170        34,510             -             -           -

December 2002 -
 shares rescinded
 for acquisition
 at issued price
 per share of
 $0.49 per share          (6,000,000)      (6,000)   (2,934,000)            -             -           -

December 2002 -
 shares issued for
 services at $0.20
 per share                    50,000           50         9,515             -             -           -

Warrants issued
 for services                      -            -       325,000             -             -    (325,000)

Amortization of
 prepaid expenses                  -            -             -             -             -     214,500

Write off of
 uncollectible
 receivable                        -            -      (200,000)            -       200,000           -

Net income (loss)
 for the year ended
 December 31, 2002                 -            -             -    (2,159,039)            -           -
                        ------------- ------------ ------------- - ----------- ------------- -----------
Balance,
 December 31, 2002        32,849,640       32,850     9,337,002   (10,001,369)            -    (110,500)

February 2003 -
 shares issued for
 prepaid expenses at
 $0.14 per share           2,700,000        2,700       393,452             -             -    (396,152)

February 2003 -
 shares issued for
 notes payable and
 accrued interest at
 $0.14 per share           7,460,000        7,460       962,054             -             -           -

December 2003 -
 shares issued for
 prepaid expenses at
 $0.55 per share              70,000           70        38,548             -             -     (38,618)

Amortization of
 prepaid expenses                  -            -             -             -             -     299,907

Net income (loss)
 for the year ended
 December 31, 2003                 -            -             -    (1,058,282)            -           -
                        ------------- ------------ ------------- - ----------- ------------- -----------
Balance,
 December 31, 2003        43,079,640  $    43,080  $ 10,731,056  $(11,059,651) $          -  $ (245,363)
                        ============= ============ ============= ============= ============= ===========






The accompanying notes are an integral part of these consolidated financial statements.

                                        6

                        Whole Living, Inc.
              Consolidated Statements of Cash Flows


                                                              For the Years Ended
                                                                  December 31,
                                                               2003           2002
                                                           ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                           $ (1,058,282) $ (2,159,039)
Adjustments to Reconcile Net Income(Loss) to
 Net Cash Provided(Used) in Operating Activities:
   Depreciation and Amortization                                502,533       187,953
   Stock Issued for Services                                          -       225,805
   Warrants Issued for Services                                       -       325,000
   Prepaid Expenses (Equity)                                          -      (110,500)
   Stock Issued for Acquisition Costs                                 -       145,350
   Gain on Settlement of Debt                                         -        (4,453)
   Stock Issued for Interest                                     49,514        61,861
   Loss on Disposal of Assets                                    63,173        24,168
   Deposits                                                      14,795        18,575
   Bad Debt Expense                                              27,000             -
   Notes Payable Issued for Wages                                27,000             -
Changes in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                         (128,023)       16,555
   Receivables - Other                                                -        19,855
   Inventory                                                      5,714      (141,821)
   Prepaid Expenses                                              (6,139)      (16,846)
  Increase (Decrease) in:
   Bank Overdraft                                               108,678        27,212
   Accounts Payable                                             (74,176)      178,240
   Contingent Liabilities                                       (18,429)      208,819
   Accrued Expenses                                            (134,812)       99,690
                                                           ------------- -------------
     Net Cash Provided(Used) by Operating Activities           (621,454)     (893,576)
                                                           ------------- -------------
Cash Flows from Investing Activities
  Cash Paid to Escrow                                           (50,000)            -
  Cash Paid for Property and Equipment                         (902,521)     (121,034)
                                                           ------------- -------------
     Net Cash Provided(Used) by Investing Activities           (952,521)     (121,034)
                                                           ------------- -------------
Cash Flows from Financing Activities
  Cash Received from Notes Payable - Related Party            1,573,975       918,458
  Cash Paid on Principal of Capital Lease                             -           (80)
                                                           ------------- -------------
     Net Cash Provided(Used) by Financing Activities          1,573,975       918,378
                                                           ------------- -------------

Increase (Decrease) in Cash                                           -       (96,232)

Cash and Cash Equivalents at Beginning of Period                      -        96,232
                                                           ------------- -------------

Cash and Cash Equivalents at End of Period                 $          -  $          -
                                                           ============= =============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                 $      8,797  $          -
  Income Taxes                                             $          -  $          -


Non-Cash Activities:
  Stock Issued for Services                                $          -  $    225,805
  Stock Issued for Notes Payable, Accrued Interest
   and Fees                                                $    969,514  $  1,106,861
  Warrants Issued for Services                             $          -  $    325,000
  Stock Issued for Acquisition Costs                       $          -  $    145,350
  Stock Issued for Prepaid Expenses                        $    435,130  $          -
  Notes Payable Issued for Wages                           $     27,000  $          -




The accompanying notes are an integral part of these consolidated financial statements





                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

      c.  Principles of Consolidation

      The December 31, 2003 and 2002 financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiaries Whole Living, Inc. (Utah) and Brain Garden. All intercompany transactions and balances have been eliminated in the consolidation.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      d.  Earnings (Loss) Per Share

      The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                       December 31,
                                               ---------------------------
                                                    2003         2002
                                               ------------- -------------
           Income (Loss) Numerator             $ (1,058,282) $ (2,159,039)
           Shares (Denominator)                  41,745,084    28,897,709
                                               ------------- -------------
           Per Share Amount                    $      (0.03) $      (0.07)
                                               ============= =============

      There are no reconciling items to net income for the computation of earnings per share. At December 31, 2003 and 2002, the stock options and warrants granted were not included in computing diluted earnings per share because their effects are anti-dilutive.

      e.  Provision for Income Taxes

      No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $11,000,000 that will be offset against future taxable income. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

      Deferred tax assets and the valuation account is as follows at December 31, 2003 and 2002:

                                                       December 31,
                                               ---------------------------
                                                    2003         2002
                                               ------------- -------------
            Deferred tax asset:
              NOL carryforward                 $  3,740,000  $  3,400,000
            Valuation allowance                  (3,740,000)   (3,400,000)
                                               ------------- -------------
                                               $          -  $          -
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

      The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2003 and 2002 is $202,626 and $187,953, respectively.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      g.  Property and Equipment (Continued)

      In accordance with Financial Accounting Standards Board Statement No.144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2003 and 2002, no impairments were recognized.

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

      j.  Goodwill

      The Company recorded goodwill in the acquisition of the assets of Brain Garden, LLC. Various intangible assets such as distributor down lines, customer lists and product name identification are included in Goodwill. Valuation of these intangibles separately was not identified, yet the excess of payment over the net assets received provides for the recording of these intangibles as Goodwill. Goodwill was being amortized over 5 years on a straight-line method through 2001. On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which established standards for the treatment of goodwill and other intangible assets. SFAS No. 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. There are no impairments as of December 31, 2003 and 2002.

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

      l. Stock Options and Warrants

      As permitted by FASB Statement NO. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) and amended under FASB Statement 148, "Accounting for Stock Based Compensation-Transition and Disclosure" (SFAS No. 148), the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      l. Stock Options and Warrants (Continued)

      Issued to Employees", and related interpretations and make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options have been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of the grant.

      For purposes of the pro forma disclosures and to measure and record consideration paid to non-employees in the form of stock options or warrants, the Company applies "SFAS No. 123", as amended under SFAS 148 which requires the Company to estimate the fair market value of each dilutive instrument (stock options and warrants) award at the grant date by using the Black-Scholes option pricing model.

NOTE 2 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 2003 and 2002:

                                                        December 31,
                                               ---------------------------
                                                    2003         2002
                                               ------------- -------------
      Equipment & furnishings                  $    363,668  $    147,274
      Office furniture & fixtures                    75,723        77,426
      Software                                    1,097,622       591,280
                                               ------------- -------------
                                                  1,537,013       815,980
      Less:
      Accumulated depreciation                     (645,382)     (559,860)
                                               ------------- -------------
              Total Property & Equipment       $    891,631  $    256,120
                                               ============= =============

NOTE 3 - LONG-TERM LIABILITIES

      Long Term Liabilities are detailed in the following schedules as of December 31, 2003 and 2002:

                                                           December 31,
                                                       2003           2002
                                                  ------------- -------------

Notes payable - related party is detailed as follows:

 Note payable to a shareholder of the Company,
  bearing interest at 12%, matured November
  30, 2002, secured by inventory and equipment    $          -  $    400,000

 Note payable to a shareholder of the Company,
  bearing interest at 12%, principal due upon
  maturity, matures July 2004, secured by
  inventory, equipment and accounts receivable       1,086,490             -

 Note payable to a shareholder of the Company,
  noninterest bearing, payable upon demand,
  secured by inventory, equipment and accounts
  receivable                                                 -        20,000
                                                  ------------- -------------

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 3 - LONG-TERM LIABILITIES (Continued)

                                                           December 31,
                                                  ---------------------------
                                                         2003         2002
                                                  ------------- -------------
 Note payable to an Officer of the Company, non
  interest bearing payable upon demand, and
  unsecured                                             27,000             -
                                                  ------------- -------------

 Total long term liabilities                         1,113,490       420,000
                                                  ============= =============
 Less current portion of:
   Notes payable - related party                     1,113,490       420,000
                                                  ------------- -------------
 Total current portion                            $  1,113,490  $    420,000
                                                  ============= =============

 Net Long Term Liabilities                        $          -  $          -
                                                  ============= =============

 Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2003:

          2004                                                  $  1,113,490
                                                                -------------

 Total notes payable and notes payable-related party            $  1,113,490
                                                                =============
NOTE 4 - COMMITMENTS AND CONTINGENCIES

      The Company committed to an operating lease for office/warehouse space. The lease requires monthly payments of $17,400 and expires in December 2005.

      Future minimum payments on the operating lease is as follows:

                  2004                                          $    208,800
                  2005                                               208,800
                                                                -------------
                  Total                                         $    417,600
                                                                =============

      Rent expense for operating leases for December 31, 2003 and 2002 was $208,000 and $137,175, respectively.

      During 2001, an individual filed an action in the Circuit Court of Lane County, OR against the Company. A judgement was taken for damages by default in the case in April 2002. The individual obtained a foreign judgement in the matter in the State of Utah in August 2002. Thereafter, the Company moved the Utah State Court for an order setting aside the default, a new trial, amendment of the judgement or a declaration that the Oregon judgement was not entered against the Company. In December 2002, the court entered an order wherein the judgement entered in the Oregon court in favor of the individual was not a valid and enforceable judgement against the Company. Following the order, the individual sought the amendment of the judgement in the Oregon Court and the amendment of the Utah court's decision. The Company contested both motions. In January 2003, the Oregon court granted the individual's motion to amend the judgement nunc pro tunc, by changing the names of the defendant to the Company's name. In relation to the ruling, the Company sought relief from the default judgement in the Oregon court.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

      The Company's request was denied by the Oregon court and the appeal is pending. The default judgement granted to the individual a damage award of $100,000 and accrued interest for alleged adverse effects of using the
Company's products.   As of December 31, 2003 and 2002, the Company has
recognized a contingent liability of $100,000 for the potential loss.

      During 2002, two individuals filed a complaint in the Third Judicial District Court, in and for Salt Lake County, State of Utah, Sandy Dept, against the Company seeking payment of debts allegedly incurred for and on the behalf of the Company while they were acting as officers and directors of the Company. After the Company answered the complaint, a settlement was reached with 1 of the individuals and his claim was dismissed. In March 2003, the other individual filed a motion to amend the complaint to add a new cause of action. The individual's original claim was for the repayment of amounts allegedly paid on his American Express account on behalf of the Company. The new complaint repeats this claim and alleges that monies due for a copy machine lease guaranteed by the individual have not been paid by the Company. Through counsel, the individual has demanded payment for these lease payments. The Company has filed several counterclaims against the individual which have advanced in this litigation and will continue to advance. However, any monies legitimately due and owed based on the copier lease will be paid by the Company. As of December 31, 2003, there are ongoing settlement negotiations regarding this claim. As of December 31, 2003 and 2002, a potential loss from the settlement is estimated not to exceed $13,000. The Company has recognized a contingent liability of $13,000 as of December 31, 2003 and 2002.

      During 2002, a vendor filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah, against the Company and other individual defendants claiming $68,819 due and owing to it for goods delivered by the vendor. The Company filed a claim which contended that a portion of the goods delivered were defective and resulted in the Company suffering damages. On March 23, 2004, the Company entered into a settlement agreement for $50,000. An initial payment of $30,000 was made under the terms of the agreement. The remaining $20,000 is due in 4 monthly payments of $5,000 per month beginning on April 30, 2004 and ending on July 15, 2004. For the years ended December 31, 2003 and 2002, the Company recognized a contingent liability of $50,000 and $68,819, respectively.

      During 2003, a vendor of the Company filed an amended complaint against the Company in the Superior Court of California, County of Los Angeles. The complaint sought $62,063 with interest for goods sold and delivered to the Company. However, during 2002, the vendor and the Company entered into a settlement agreement covering the claim. Under the original terms of the agreement, the Company agreed to pay the vendor $30,000. The claim was settled during 2003 pursuant to the original settlement agreement. During 2003 and 2002, pursuant to the original settlement agreement, the Company paid $27,000 and $3,000, respectively.

      The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of the amounts recorded.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 5 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital, negative cash flows from operations, recurring net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to focus all marketing efforts on the Food First Program which to focuses on giving customers a first hand experience of primary whole food nutrition. During 2003, the Company increased its product offerings to include Pulse Bars. In 2004, the Company will continue to provide new products to its customer base to increase retention in the customer's 2nd to 6th month of maintenance. Distributors will also continue to conduct "tasting meetings" in all key markets around the world. In order to improve efficiency and keep up with the demands of the Food First Progam, the Company has purchased several key production machines and will continue to as needed. Management will also continue to scrutinize expenses related to operating activities, especially production and order fulfillment.

NOTE 6 - RELATED PARTY TRANSACTIONS

       During 2003 and 2002, First Equity Holdings Corp., a shareholder, loaned the Company $1,573,975 and $918,458. The balance payable to First Equity Holdings Corp. at December 31, 2003 and 2002 was $1,086,490 and $420,000, respectively.

      The loans converted to common stock during the years ended December 31, 2003 and 2002 were $920,000 and $1,045,000, respectively

      During 2003, Sharm Smith, an officer of the Company, entered into a note payable agreement for wages. The note is non interest bearing and payable upon demand. The balance due at December 31, 2003 was $27,000.

NOTE 7 - EMPLOYEE STOCK OPTIONS

      The following table summarizes the information regarding employee stock options at December 31, 2003:

      Options outstanding at December 31, 2001              2,345,000
             Granted                                                -
             Exercised                                              -
             Forfeited                                              -
                                                           ----------
      Balance, December 31, 2002                            2,345,000
             Granted                                                -
             Exercised                                              -
             Forfeited                                              -
                                                           ----------
      Balance, December 31, 2003                            2,345,000
                                                           ==========

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 7 - EMPLOYEE STOCK OPTIONS (Continued)

              Number       Weighted                      Number
             of Options     Average       Weighted      of Options      Weighted
            Outstanding    Remaining      Average     Exercisable at    Average
 Exercise   December 31,  Contractual     Exercise     December 31,     Exercise
   Price        2003      Life (Years)     Price          2003           Price
---------- ------------- ------------- -------------- -------------- --------------
  $ 0.50      1,400,000       2.5      $        0.50      1,400,000  $    0.50
  $ 0.50        945,000        .75     $        0.50        945,000  $    0.50




NOTE 8 - WARRANTS

      The Company applies SFAS No. 123, for warrants, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Sholes pricing model with the following assumptions:

          Risk free interest rate                 4.5%
          Expected life                           5 Years
          Volatility                              50% - 131%
          Dividend Yield                          0.0

      The following tables summarize the information regarding warrants at December 31.

      Warrants Outstanding at December 31, 2001     400,000
          Granted                                 1,500,000
          Exercised                                       -
          Forfeited                                       -
                                                 -----------
      Balance, December 31, 2002                  1,900,000
                                                 ===========

      As a result of applying SFAS No. 123, the Company recognized an expense of $0 and $325,000 during the years ended December 31, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.

                           Number of            Average
                           Warrants            Remaining      Average
            Exercise     Outstanding at       Contractual    Exercise
            Price       December 31, 2003     Life (Years)     Price
           ----------- --------------------  --------------- -----------
            $  0.25          1,000,000             3.3         $  0.25
            $  0.50            900,000             2.8         $  0.50

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 9 - RECISION OF ACQUISITION

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

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004 we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there were no significant deficiencies in these procedures.

Management identified a need to change and take corrective actions related to our internal control over financial reporting due to a deficiency in our procedures. During the recent audit, management became aware that certain computer programer software development had not been capitalized. As a result, we have now established an accounting mechanism to properly account for this asset.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and directors, their respective ages and positions and biographical information are presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

                                                                    Director
Name                   Age   Position Held                          Since
---------------------- ----- -------------------------------------- ---------
Douglas J. Burdick      32   President, CEO and Director            May 2002
Sharmon L. Smith        44   Secretary/Treasurer, CFO and Director  July 2003
William M. Fifield      55   Director                               July 2003


Douglas J. Burdick - Appointed President and Chief Executive Officer on June 25, 2002 and formerly served as Executive Vice-president and Chief Operating Officer from November 2001 to June 2002. He also served as
Vice-president of Marketing for Whole Living during 2000 and 2001. Mr. Burdick joined Whole Living as an independent consultant in 2000. From 1997 to 2000 he was a network marketer and trainer for The People's Network and, as an independent distributor for that company he had an organization of distributors. From June 1999 to November 1999 he worked as a consultant for OneWorld Online developing their business model and he directed an organization of distributors. From 1995 to 1997 he directed a distributor organization with Freeway 100.

Sharmon L. Smith - Appointed as Secretary/Treasurer and Chief Financial Officer in July 2003. He has served as Operations Manager for Brain Garden, Inc., our subsidiary, since March 2002. He previously served as our Secretary/Treasurer and Chief Financial Officer from December 2001 to March 2002. Mr. Smith is the President and founder of Tapdog.com LLC, which is a company that provides Internet and business consulting. From August 1998 to March 1999 he was employed as a Internet consultant for Fortune Financial. From January 1996 to August 1998 he was employed as an Executive Vice-president of iMall, Inc. providing operational management. He earned a Masters degree in Business Administration from Brigham Young University located in Provo, Utah.

William M. Fifield - Mr. Fifield was appointed Vice-president of Marketing and Communications for our subsidiary, Brain Garden, Inc., in July 2002 and became our director in 2003. He has been with Brain Garden since 1998. From 1997 to 1998 he was Director of Marketing for Young Living Essential Oils and from 1996 to 1997 he was Director of Marketing for The Story Teller. He has over 25 years experience in sales and marketing. He holds a Masters of Management from Kellogg School of Management, Northwestern University.

Audit Committee Financial Expert

We do not currently have an audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003 and representations from known reporting persons that Forms 5 were not required; to the best of our knowledge Mr. William Fifield failed to file a Form 3.

Code of Ethics

We are in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following tables show the compensation paid in cash, stock or stock options to our named executive officers in all capacities during the past three fiscal years.

  _________________SUMMARY COMPENSATION TABLE__________________

                                                              Long Term
                               Annual Compensation            Compensation
                               -------------------            ------------

                                                              Awards
                                                              -------
Name and                                        Other         Securities
principal                                       annual ($)    underlying
position       Year   Salary ($)   Bonus ($)    compensation  Options/SARs (#)
-------------- ----- ------------- ------------ ------------- ---------------
Douglas J.     2003   $ 114,000    $      0     $   20,645 (1)           0
Burdick        2002      48,000           0         90,037 (2)           0
President      2001           0           0         86,300 (3)     350,000
Director

Sharmon L.     2003      90,000       2,000              0               0
Smith          2002           0           0         37,800 (3)           0
Secretary/     2001           0           0              0         250,000
Treasurer
CFO

Jeffrey R.     2003      27,500           0         50,658 (3)           0
Brudos         2002      12,500       1,500         45,000 (4)           0
Former         2001           0           0              0               0
Secretary/
Treasurer
CFO

(1) Represents $14,608 for corporate housing and $6,037 for an automobile lease
(2) Represents $14,608 for corporate housing, $6,037 for an automobile lease and $84,000 for 400,000 shares.

(3)   Represents consulting fees
(4)   Represents 215,000 shares

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our management. We are unaware of any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.
The percentage of beneficial ownership is based upon 43,109,640 shares of common stock outstanding as of March 1, 2004 and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT

                                Number of      Underlying     Percentage
Name and Address of             Shares of      Shares         of
Beneficial Owners               Common Stock   Options (1)    Class
----------------------------    -------------  -------------  --------------

Douglas J. Burdick               400,000         350,000        1.7%
433 East Bay Boulevard
Provo, Utah  84606

Sharmon L. Smith                  45,000         250,000        Less than 1%
433 East Bay Boulevard
Provo, Utah  84606

William M. Fifield                15,000          80,000        Less than 1%
433 East Bay Boulevard
Provo, Utah  84606

All executive officers and       460,000         680,000        2.6%
directors as a group

      (1) Includes options exercisable within the next 60 days.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.

               EQUITY COMPENSATION PLAN INFORMATION

_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity compensation
plans approved by
security holders           0                  0                    0
______________________________________________________________________________
Equity compensation
plans not approved
by security holders    4,245,000 (1)       $  0.44              1,642,482
______________________________________________________________________________
Total                  4,245,000           $  0.44              1,642,482
______________________________________________________________________________

    (1) Represents 2,345,000 options and 1,900,000 warrants


Employee Stock Option Plan - In July 2, 2001 our board of directors approved the Employee Stock Ownership Plan which covers both current and prospective employees, consultants and directors. This plan was not approved by our shareholders. The exercise price of each option granted under the plan is determined by our board of directors and cannot be less than 100% of the fair market value of common shares on the date of grant. The options currently outstanding expire in two to four years. The aggregate number of options that may be awarded under the plan automatically increases by a number equal to the lesser of 5% of the total number of common shares outstanding or 2,500,000.

Consulting Agreements -   Of the warrants to purchase 1,900,000 shares listed
above, warrants to purchase 1,500,000 are related to a consulting agreement between Whole Living and Summit Resource Group, Inc. On April 30, 2002 we granted warrants to purchase 1,500,000 common shares in consideration for one year of investor relations consulting services valued at approximately $325,000. The consulting services related to "investor relations" dealings with the NASD broker/dealers and the investing public. The exercise prices of the warrants were 1,000,000 shares at $0.25, which vested immediately; and 500,000 shares at $0.50 that vested July 31, 2002. All of the warrants have a five year expiration and include piggy back registration rights.

Of the warrants to purchase 1,900,000 shares listed above, warrants to purchase 400,000 shares are related to a consulting agreement between Whole
Living and Columbia Financial Group, Inc.   On September 13, 2000 we granted
warrants to purchase 800,000 common shares in consideration for one year of investor relations services. The warrants were valued at $272,000 in 2001 when the services were performed, had an exercise price of $2.00, that was later reduced to $0.50, and the warrants expire through September 2005.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

During the year ended December 31, 2003, we paid $50,658 in consulting fees to DB2, which our former Chief Financial Officer, Jeffery R. Brudos, owns and operates.

During the year ended December 31, 2003, we entered into a note payable to Sharmon L. Smith, our Chief

Financial Officer, for $27,000 for his wages.   The note is non-interest
bearing and payable upon demand.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed April 8, 2003)
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 14, 2003)
31.1     Chief Executive Officer Certification
31.2     Chief Financial Officer Certification
32.1     Section 1350 Certification

Reports on Form 8-K

On February 17, 2004 we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $17,079 for the 2003 year and $15,567 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Chisholm & Associates billed us $1,500 for tax fees for both the 2002 and 2003 year and did not bill us for any audit-related fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. Accordingly, we do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WHOLE LIVING, INC.




Date: April 13, 2004              By: /s/ Douglas J. Burdick
                                      ______________________________________
                                      Douglas J. Burdick
                                      President, Chief Executive Officer and
                                      Director


Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April 13, 2004              By: /s/ Sharmon L. Smith
                                      ________________________________________
                                      Sharmon L. Smith
                                      Secretary/Treasurer, Chief Financial
                                      Officer and Director

Date: April 13, 2004              By: /s/ William M. Fifield
                                      _______________________________________
                                      William M. Fifield
                                      Director