Form 10QSB
period 2004-03-31
WHOLE LIVING INC
filed 2004-05-17
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended March 31, 2004


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

As of May 5, 2004 the issuer had a total of 43,109,640 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                   PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Management's Discussion and Analysis.............................8

Item 3.  Controls and Procedures.........................................11


                    PART II: OTHER INFORMATION

Item 2.  Changes in Securities...........................................11

Item 6.  Exhibits and Reports filed on Form 8-K..........................11

Signatures...............................................................12



                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2004 and 2003, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.
                Consolidated Financial Statements
                          March 31, 2004

                        Whole Living, Inc.
                   Consolidated Balance Sheets

                              ASSETS
                                                     March 31,   December 31,
                                                       2004          2003
                                                   ------------- -------------
                                                    (unaudited)
Current Assets
  Cash                                             $          -  $          -
  Restricted Cash                                        50,000        50,000
  Accounts Receivable (Net of Allowance of $27,000)      99,444       134,468
  Inventory                                             665,651       647,953
  Prepaid Expenses                                       63,036        43,152
                                                   ------------- -------------
     Total Current Assets                               878,131       875,573

Property & Equipment, Net                               961,536       891,631

Other Assets
  Goodwill, Net                                          17,318        17,318
  Deposits                                               30,140        21,640
                                                   ------------- -------------
     Total Other Assets                                  47,458        38,958
                                                   ------------- -------------

      Total Assets                                 $  1,887,125  $  1,806,162
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                   $    127,184  $    135,890
  Accounts Payable                                      689,160       619,071
  Accrued Expenses                                      283,002       278,199
  Contingent Liabilities                                186,390       190,390
  Current Portion of Long-Term Liabilities            1,614,158     1,113,490
                                                   ------------- -------------
     Total Current Liabilities                        2,899,894     2,337,040

Long Term Liabilities
  Notes Payable - Related Party                       1,614,158     1,113,490
  Less Current Portion                               (1,614,158)   (1,113,490)
                                                   ------------- -------------
     Total Long Term Liabilities                              -             -
                                                   ------------- -------------

     Total Liabilities                                2,899,894     2,337,040

Stockholders' Equity
  Common Stock, $.001 Par Value;
    50,000,000 Shares Authorized
    43,079,640 Shares Issued and Outstanding             43,080        43,080
  Additional Paid-In Capital                         10,731,056    10,731,056
  Retained Deficit                                  (11,600,714)  (11,059,651)
  Prepaid Expenses                                     (186,191)     (245,363)
                                                   ------------- -------------
     Total Stockholders' Equity                      (1,012,769)     (530,878)
                                                   ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,887,125  $  1,806,162
                                                   ============= ============

                        Whole Living, Inc.
              Consolidated Statements of Operations
                           (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                        2004         2003
                                                   ------------- -------------

Sales                                              $  2,078,626  $  2,769,399

Cost Of Goods Sold                                    1,632,445     2,218,494
                                                   ------------- -------------

Gross Profit                                            446,181       550,905

Operating Expenses
  Selling Expenses                                      150,151       275,260
  General and Administrative                            794,694       995,512
                                                   ------------- -------------
    Total Operating Expenses                            944,845     1,270,772
                                                   ------------- -------------

OPERATING INCOME (LOSS)                                (498,664)     (719,867)

OTHER INCOME(EXPENSE)
  Interest Expense                                      (42,399)      (34,220)
                                                   ------------- -------------
    Total Other Income(Expense)                         (42,399)      (34,220)
                                                   ------------- -------------

NET INCOME(LOSS) BEFORE INCOME TAXES                   (541,063)     (754,087)

PROVISION FOR INCOME TAXES                                    -             -
                                                   ------------- -------------

NET INCOME (LOSS)                                  $   (541,063) $   (754,087)
                                                   ============= =============

WEIGHTED AVERAGE INCOME(LOSS) PER SHARE            $      (0.01) $      (0.02)
                                                   ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING                  43,079,640    37,770,973
                                                   ============= =============

                        Whole Living, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                   For the Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                         2004       2003
                                                   ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                   $   (541,063) $   (754,087)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                           98,156        63,951
   Stock Issued for Services                                  -        25,000
   Amortization of Prepaid Expenses (Equity)             59,172        82,875
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                   35,024       (27,378)
   Inventory                                            (17,698)     (229,554)
   Prepaid Expenses                                     (19,884)      (52,124)
   Deposits                                              (8,500)       15,095
  Increase (Decrease) in:
   Bank Overdraft                                        (8,706)       49,652
   Accounts Payable and Accrued Expenses                 70,892       158,651
                                                   ------------- -------------
    Net Cash Provided(Used) by Operating Activities    (332,607)     (667,919)

Cash Flows from Investing Activities
  Cash Paid for Property & Equipment                   (168,061)      (82,081)
                                                   ------------- -------------
    Net Cash Provided(Used) by Investing Activities    (168,061)      (82,081)

Cash Flows from Financing Activities
  Cash Proceeds from Debt Financing                     500,668       750,000
                                                   ------------- -------------
    Net Cash Provided(Used) by Financing Activities     500,668       750,000
                                                   ------------- -------------

Increase (Decrease) in Cash                                   -             -

Cash and Cash Equivalents at Beginning of Period              -             -
                                                   ------------- -------------

Cash and Cash Equivalents at End of Period         $          -  $          -
                                                   ============= =============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                         $      4,422  $          -
  Income Taxes                                     $          -  $          -

Non-Cash Activities:
  Common Stock Issued for Services                 $          -  $     25,000
  Common Stock Issued for Infomercial              $          -  $    396,152
  Common Stock Issued for Notes Payable
     and Accrued Interest                          $          -  $    944,514

                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          March 31, 2004


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2003.

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

Executive Overview

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

We have recorded a net loss for three month period ended March 31, 2004 ("2004 first quarter") and the year ended December 31, 2003; however, we recorded operating income for the second and third quarters for 2003. Our plan is to continue focusing our marketing efforts on the Food First Program and expand this program into the international market.

During the 2004 first quarter we introduced a whole food soup line with convenient soups filled with more than 24 whole food ingredients. We are awaiting delivery of equipment that will measure, pour, and package over 10,000 cups of soup an hour. Management anticipates that with the expansion of manufacturing capabilities we will be able to handle up to 10 times the current sales at the present facility.

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

Operations - Net cash used by operating activities was $332,607 for the 2004 first quarter compared to $667,919 for the 2003 first quarter. Net cash used by investing activities was $168,061 for the 2004 first quarter compared to $82,081for the 2003 first quarter. The investing activities for both quarterly periods were related to purchases of property and equipment.

Financing -   Net cash provided by financing activities was $500,668 for the
2004 first quarter compared to $750,000 for the 2003 first quarter. Financing activities were proceeds from debt financing in those periods. Management anticipates that additional capital for cash shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock. The acquisition of funding through the issuance of debt results in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

We may also issue private placements of stock to raise additional funding.
Any private placement likely will rely upon exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock. Commitments and Contingent Liabilities

Our total current liabilities were $2,899,894 at the end of the 2004 first quarter compared to $2,337,040 at the year ended December 31, 2003. Our current liabilities include a bank overdraft of $127,184, accounts payable of $689,160, accrued expenses of $283,002 and contingent liabilities of $186,390 related primarily to litigation. The current portion of long-term liabilities represented $1,614,158, or 55.7% of total current liabilities at the end of the 2004 first quarter and were related to notes payable to a related party. In addition, we entered into a non-interest note payable to Sharmon L. Smith, our Chief Financial Officer, for $27,000 of wages.

We have an operating lease for our office and manufacturing facility at $17,400 per month. At December 31, 2003, future minimum payments on operating leases for office space and warehouse space were $417,600 through 2005.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the three month periods ended March 31, 2004 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part 1, Item I, above.

       Comparison of 2004 and 2003 First Quarter Operations
       ----------------------------------------------------

                                    Quarter ended         Quarter ended
                                    March 31,  2004       March 31, 2003
                                    ---------------       --------------
Sales                               $    2,078,626        $   2,769,399

Cost of goods sold                       1,632,445            2,218,494

Gross profit                               446,181              550,905

Total operating expenses                   944,845            1,270,772

Loss from operations                      (498,664)            (719,867)

Other expense                              (42,399)             (34,220)

Net loss                                  (541,063)            (754,087)

Net loss per share                  $        (0.01)       $       (0.02)

We recognize revenue upon the receipt of a sales order, which is simultaneous with the payment and delivery of our goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2004 first quarter decreased 24.9% compared to the 2003 first quarter.

Cost of goods sold decreased 26.4% for the 2004 first quarter compared to the 2003 first quarter. Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

Cost of goods sold dropped to 78.5% of sales for the 2004 first quarter compared to 80.1% of sales for the 2003 first quarter. During the first quarter of 2003 we experienced non-recurring expenses related to the launch of the Food First program. Our gross profit decreased 19.0% for the 2004 first quarter compared to the 2003 first quarter.

Total operating expenses decreased 25.6% for the 2004 first quarter compared to the 2003 first quarter. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased 45.5% for the 2004 first quarter compared to the 2003 first quarter. This decrease was primarily due to the marketing expenses related to the launch of our Food First Program in the 2003 first quarter, which were non-recurring. General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased 20.2% for the 2004 first quarter compared to the 2003 first quarter.

Other expense for the 2004 first quarter increased 23.9% compared to the 2003 first quarter and related to interest expense.

Our net loss decreased 28.3% for the 2004 first quarter compared to the 2003 first quarter and our net loss per share decreased to $0.01 for the 2004 first quarter compared to the $0.02 for the 2003 first quarter.


                      Summary Balance Sheet
                      ----------------------

                                     Quarter ended        For year ended
                                     March 31, 2004       December 31, 2003
                                     -----------------    -----------------

Cash                                 $              -     $              -

Total current assets                          878,131              875,573

Total assets                                1,887,125            1,806,162

Total liabilities                           2,899,894            2,337,040

Retained deficit                          (11,600,714)         (11,059,651)

Total stockholders equity            $     (1,012,769)    $       (530,878)


Total assets increased 4.4%  at the end of the 2004 first quarter compared to
the year ended December 31, 2003.   Total liabilities increased 23.7% at the
end of the 2004 first quarter compared to the 2003 year end. Our retained deficit increased 4.9% at the end of the 2004 first quarter compared to the 2003 year end.

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

Our future internal cash flows will be dependent on a number of factors, including:
..    Our ability to encourage our distributors to sponsor new distributors and increase their own personal sales;
..    Our ability to promote our product lines with our distributors;
..    Our ability to develop successful new product lines;
..    Effects of future regulatory changes in the area of direct marketing, if any;
..    Our ability to remain competitive in our markets; and
..    Our ability to meet the demand of our new Food First Program.

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

ITEM 3: CONTROLS AND PROCEDURES

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

ITEM 2.  CHANGES IN SECURITIES

On January 15, 2004 our board of directors authorized the issuance of 30,000 restricted common shares to Daniel Penoel pursuant to a consulting agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

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


                                  WHOLE LIVING, INC.




Date: May 17, 2004            By: /s/ Douglas J. Burdick
                                  ---------------------------------------
                                  Douglas J. Burdick
                                  President, Chief Executive Officer and
                                  Director



Date: May 17, 2004            By: /s/ Sharmon L. Smith
                                  --------------------------------------
                                  Sharmon L. Smith
                                  Chief Financial Officer,
                                  Secretary/Treasurer, and Director