Form 10QSB
period 2004-06-30
WHOLE LIVING INC
filed 2004-08-16
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended June 30, 2004


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

As of July 13, 2004 Whole Living, Inc. had a total of 43,109,640 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis...............................8

Item 3.  Controls and Procedures...........................................11


                    PART II: OTHER INFORMATION

Item 2.  Changes in Securities.............................................12

Item 4.  Submission of Matter to Vote of Shareholders .....................12

Item 6.  Exhibits and Reports filed on Form 8-K............................12

Signatures.................................................................13





                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2004 and 2003, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.

                Consolidated Financial Statements

                          June 30, 2004

                        Whole Living, Inc.
                   Consolidated Balance Sheets


                          ASSETS
                                                     June 30,    December 31,
                                                      2004           2003
                                                  ------------- --------------
                                                   (unaudited)
Current Assets
  Cash                                            $          -  $           -
  Restricted Cash                                            -         50,000
  Accounts Receivable (Net of Allowance of $27,000)     54,891        134,468
  Inventory                                            663,173        647,953
  Prepaid Expenses                                     106,189         43,152
                                                  ------------- --------------
Total Current Assets                                   824,253        875,573

Property & Equipment, Net                              894,710        891,631

Other Assets
  Goodwill, Net                                         17,318         17,318
  Deposits                                              30,540         21,640
                                                  ------------- --------------
Total Other Assets                                      47,858         38,958
                                                  ------------- --------------

  Total Assets                                    $  1,766,821  $   1,806,162
                                                  ============= ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                  $    254,073  $     135,890
  Accounts Payable                                     654,389        619,071
  Accrued Expenses                                     255,607        278,199
  Contingent Liabilities                                86,390        190,390
  Current Portion of Long-Term Liabilities           1,954,109      1,113,490
                                                  ------------- --------------
Total Current Liabilities                            3,204,568      2,337,040

Long Term Liabilities
  Notes Payable - Related Party                      1,954,109      1,113,490
  Less Current Portion                              (1,954,109)    (1,113,490)
                                                  ------------- --------------
Total Long Term Liabilities                                  -              -
                                                  ------------- --------------

  Total Liabilities                                  3,204,568      2,337,040

Stockholders' Equity
  Common Stock, $.001 Par Value; 50,000,000
   Shares Authorized: 43,079,640 Shares
   Issued and Outstanding                               43,080         43,080
  Additional Paid-In Capital                        10,731,056     10,731,056
  Retained Deficit                                 (12,084,867)   (11,059,651)
  Prepaid Expenses                                    (127,016)      (245,363)
                                                  ------------- --------------
Total Stockholders' Equity                          (1,437,747)      (530,878)
                                                  ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,766,821  $   1,806,162
                                                  ============= ==============




                        Whole Living, Inc.
              Consolidated Statements of Operations
                           (Unaudited)



                           For the Three Months Ended    For the Six Months Ended
                                     June 30,                     June 30,
                          ----------------------------- ----------------------------
                               2004            2003          2004          2003
                          -------------- -------------- -------------- -------------
Sales                     $   1,794,230  $   3,554,144  $   3,872,856  $  6,323,543

Cost Of Goods Sold            1,367,724      2,474,142      3,000,169     4,692,636
                          -------------- -------------- -------------- -------------

Gross Profit                    426,506      1,080,002        872,687     1,630,907
                          -------------- -------------- -------------- -------------
Operating Expenses
  General & Administrative      744,761        866,378      1,539,455     1,861,890
  Selling Expenses              110,828        164,483        260,979       439,743
                          -------------- -------------- -------------- -------------
  Total Operating Expenses      855,589      1,030,861      1,800,434     2,301,633
                          -------------- -------------- -------------- -------------
OPERATING INCOME (LOSS)        (429,083)        49,141       (927,747)     (670,726)

OTHER INCOME(EXPENSE)
  Interest Expense              (55,126)        (9,036)       (97,525)      (43,256)
  Interest Income                    56            102             56           102
                          -------------- -------------- -------------- -------------
  Total Other Income(Expense)   (55,070)        (8,934)       (97,469)      (43,154)
                          -------------- -------------- -------------- -------------

NET INCOME(LOSS)          $    (484,153) $      40,207  $  (1,025,216) $   (713,880)
                          ============== ============== ============== =============
WEIGHTED AVERAGE INCOME
 (LOSS) PER SHARE         $       (0.01) $        0.00  $       (0.02) $      (0.02)
                          ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                43,079,640     43,009,640     43,079,640    43,009,640
                          ============== ============== ============== =============




                                5


                        Whole Living, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                         For the Six Months Ended
                                                                 June 30,
                                                             2004         2003
                                                       -------------- --------------
Cash Flows From Operating Activities
 Net Income(Loss)                                      $  (1,025,216) $    (713,880)
 Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
    Depreciation & Amortization                              312,570        243,350
    Stock Issued for Services                                      -         25,000
    Stock Issued for Interest                                      -         24,514
 Change in Assets and Liabilities
    (Increase) Decrease in:
    Accounts Receivable                                       79,577       (237,105)
    Inventory                                                (15,220)      (297,207)
    Prepaid Expenses                                         (63,037)        (8,233)
    Deposits                                                  (8,900)        15,095
    Increase (Decrease) in:
    Bank Overdraft                                           118,183         16,734
    Accounts Payable and Accrued Expenses                    (91,274)        37,900
                                                       -------------- --------------
    Net Cash Provided(Used) by Operating Activities         (693,317)      (893,832)
                                                       -------------- --------------
Cash Flows from Investing Activities
 Proceeds from Escrow                                         50,000              -
 Payments for Property & Equipment                          (197,302)      (106,168)
                                                       -------------- --------------
    Net Cash Provided(Used) by Investing Activities         (147,302)      (106,168)
                                                       -------------- --------------
Cash Flows from Financing Activities
 Proceeds from Debt Financing                                840,619      1,000,000
                                                       -------------- --------------
    Net Cash Provided(Used) by Financing Activities          840,619      1,000,000
                                                       -------------- --------------
Increase in Cash                                                   -              -

Cash and Cash Equivalents at Beginning of Period                   -              -
                                                       -------------- --------------

Cash and Cash Equivalents at End of Period             $           -  $           -
                                                       ============== ==============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                             $       4,422  $       7,500
  Income Taxes                                         $           -  $           -

Non-Cash:
  Common Stock Issued for Notes Payable &
    Accrued Interest                                   $           -  $     944,514
  Common Stock Issued for Services                     $           -  $      25,000
  Common Stock Issued for Infomercial                  $           -  $     396,152
  Accounts Receivable Exchanged for Equipment          $           -  $      18,045



                                6

                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          June 30, 2004


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2003.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

Whole Living is a holding company which operates through its wholly-owned subsidiary, Brain Garden, Inc. ("Brain Garden"). Brain Garden is a total lifestyle company focused on bringing to our customers convenient whole foods, synthetic-free alternatives for virtually everything in your medicine cabinet, toxin free household cleaners and personal care products designed to improve mental and physical performance. We employ a network marketing system to introduce our products to customers and independent distributors, and our distributors sponsor new distributors.

We are currently unable to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. We have recorded net losses for the six month period ended June 30, 2004 and the year ended December 31, 2003 and have a retained deficit of $12,084,867 at June 30, 2004. Management plans to continue focusing our marketing efforts on the Food First Program and expanding our product lines to support the Food First Program.

During the 2004 second quarter we expanded our product lines with a new line of salsas (See Part II, Item 5, for more information), more flavors of Pulse and Pulse bars, more soup flavors and more varieties of snacks. We recently received equipment that will measure, pour, and package our cups of soup. We also enhanced our e-commerce systems by providing interactive commercials for each product listed on our distributors' pulseparty.com websites. These commercials introduce our product items and explain the features and benefits. This addition to our e-commerce system has simplified the purchasing process for customers, which resulted in an increase in e-commerce sales in April 2004.

We will continue to provide new products to our customer base to increase retention in the customer's second to six month of maintenance in the Food First Program. Distributors will also continue to conduct "tasting meetings" in all key markets around the world. In order to improve efficiency and keep up with the demands of the Food First Program, we have purchased several key production machines and will continue to purchase more equipment as needed. Management will also continue to scrutinize expenses related to operating activities, especially production and order fulfillment, to attain profitability.

Liquidity and Capital Resources

For the short term management believes that revenues and additional financing will provide funds for our operations. For the long term, management expects that expansion of our product lines and further development of our Food First Program will increase our revenues; however, we will likely continue to raise additional funds
                                8
through loans, as needed. Management intends to use any available cash to fund our operations.

Net cash used by operating activities was $693,317 for the six month period ended June 30, 2004 (the "2004 six month period") compared to $893,832 for the six month period ended June 30, 2003 (the "2003 six month period").

Net cash used by investing activities was $147,302 for the 2004 six month period compared to $106,168 for the 2003 six month period. The investing activities for both quarterly periods were primarily related to payments for property and equipment.

Financing -   Management anticipates that additional capital for cash
shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock. The acquisition of funding through the issuance of debt results in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Net cash provided by financing activities for the 2004 six month period was $840,619 compared to $1,000,000 for the 2003 six month period. Financing activities were proceeds from debt financing in those periods.

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

Commitments and Contingent Liabilities

Our total current liabilities were $3,204,568 at the end as of June 30, 2004 compared to $2,337,040 at the year ended December 31, 2003. Our current liabilities include a bank overdraft, accounts payable, accrued expenses, contingent liabilities related primarily to litigation, and the current portion of our long term liabilities. The current portion of long-term liabilities represented $1,954,109, or 60.9%, of total current liabilities as of June 30, 2004 and were related to notes payable to a shareholder.

Our primary obligation is our operating lease for our office and manufacturing facility at $17,400 per month. At December 31, 2003, future minimum payments on operating leases for office space and warehouse space were $417,600 through 2005.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the three and six month periods ended June 30, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part 1, Item I, above.

      Comparison of 2003 and 2004 Second Quarter Operations
       ----------------------------------------------------

                       Six months    Six months    Three months  Three months
                       ended         ended         ended         ended
                       June 30, 2003 June 30, 2004 June 30, 2003 June 30, 2004
                       ------------- ------------- ------------- -------------

Sales                  $  6,323,543  $  3,872,856  $  3,554,144  $ 1,794,230

Cost of goods sold        4,692,636     3,000,169     2,474,142    1,367,724

Gross profit              1,630,907       872,687     1,080,002      426,506

Total operating expenses  2,301,633     1,800,434     1,030,861      855,589

Operating income (loss)    (670,726)     (927,747)       49,141     (429,083)

Total other income
 (expense)                  (43,154)      (97,469)       (8,934)     (55,070)

Net income (loss)          (713,880)   (1,025,216)       40,207     (484,153)

Net income (loss)
 per share              $     (0.02) $      (0.02) $       0.00  $     (0.01)

We recognize revenue upon the receipt of a sales order, which is simultaneous with the payment and delivery of our goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2004 six month period decreased 38.7% compared to the 2003 six month period. Sales for the three month period ended June 30, 2004 (the "2004 second quarter") decreased 49.5% compared to the three month period ended June 30, 2003 (the "2003 second quarter"). The higher sales in the 2003 periods were primarily due to sales related to the launch of our Food First Program.

Cost of goods sold decreased 36.1% for the 2004 six month period compared to the 2003 six month period. Cost of goods sold decreased 44.7% for the 2004 second quarter compared to the 2003 second quarter. Also, these costs remain relatively consistent at approximately 70% to 77% of total sales for the comparable periods. Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

As a result of decreased sales our gross profit decreased 46.5% for the 2004 six month compared to the 2003 six month period and decreased 60.5% for the 2004 second quarter compared to the 2003 second quarter.

Total operating expenses decreased 21.8% for the 2004 six month period compared to the 2003 six month period and decreased 17.0 % for the 2004 second quarter compared to the 2003 second quarter. The decreases in total operating expenses were primarily due to decreases in selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses. This decrease in the 2004 periods was primarily due to higher marketing expenses related to the launch of our Food First Program in the 2003 periods, which were non-recurring.

Other expense, primarily related to interest expense, for the 2004 six month period increased 125.8% compared to the 2003 six month period and increased 516.4% for the 2004 second quarter compared to the 2003 second quarter.

Our net loss increased significantly for the 2004 periods compared to the 2003 six month period. Our net loss per share was $0.02 for the 2004 and 2003 six month period.

                      Summary Balance Sheet
                    -------------------------

                               For year ended      Six month period
                               December 31, 2003   ended June 30, 2004
                               -----------------   -------------------

    Cash                       $              -    $            -

    Total current assets                875,573           824,253

    Total assets                      1,806,162         1,766,821

    Total current liabilities         2,337,040         3,204,568

    Retained deficit                (11,059,651)      (12,084,867)

    Total stockholders equity  $       (530,878)   $   (1,437,747)


Our total assets decreased slightly at June 30 ,2004 compared to the year ended December 31, 2003. Total current liabilities increased $867,528, or 37.1%, at June 30, 2004 compared to the 2003 year end. Our retained deficit increased to $12,084,867 at June 30, 2004 compared to $11,059,651 at the 2003 year end.

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

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures, as defined by the Securities and Exchange Act of 1934. As of the end of the period covered by this report they determined that there continued to be no significant deficiencies in our procedures.

Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Increase of Authorized Common Stock

On July 20, 2004 our board of directors adopted a resolution to increase our authorized common stock from 50,000,000 to 100,000,000, par value $0.001. The amendment to the articles of incorporation was filed with the state of Nevada on July 21, 2004.

Recent Sales of Unregistered Securities

On July 16, 2004 our board authorized the issuance of an aggregate of 10,780,000 shares of common stock for the conversion of debt totaling $1,616,815. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 5.  OTHER INFORMATION

In June 2004 we introduced a new line of salsas made with whole food ingredients. The Salsa Grande line is offered in mild, hot, and inferno flavors. The fruit salsas include Berry and Polynesian Fruit Salsas.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits
31.1   Principal Executive Officer Certification
31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification

Part II Exhibits
3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2    Articles of Incorporation as Amended of Whole Living, Inc.
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed April 8, 2003)
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 14, 2003)

Reports on Form 8-K

None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WHOLE LIVING, INC.


Date: August 13, 2004         By: /s/ Douglas J. Burdick
                                  ---------------------------------------
                                  Douglas J. Burdick
                                  President, Chief Executive Officer and
                                  Director




                                  /s/ Sharmon L. Smith
Date: August 13, 2004         By: _______________________________________
                                  Sharmon L. Smith
                                  Chief Financial Officer,
                                  Secretary/Treasurer, and Director