Form 10QSB
period 2004-09-30
WHOLE LIVING INC
filed 2004-11-15
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-26973

                        WHOLE LIVING, INC.
(Exact name of small business issuer as specified in its charter)

          Nevada                                    87-0621709
(State of incorporation)                  (I.R.S. Employer Identification No.)


433 East Bay Boulevard, Provo, Utah  84606
(Address of principal executive offices)

Registrant's telephone number:  (801) 655-1000

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [X]   No  [ ]

As of October 20, 2004 Whole Living, Inc. had a total of 53,889,640 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis...............................8

Item 3.  Controls and Procedures...........................................11


                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................11

Signatures.................................................................12

                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.

                Consolidated Financial Statements

                        September 30, 2004

                        Whole Living, Inc.
                   Consolidated Balance Sheets


                              ASSETS

                                                  September 30,  December 31,
                                                      2004          2003
                                                 -------------- -------------
                                                   (unaudited)
Current Assets
  Cash                                           $           -  $          -
  Restricted Cash                                       48,185        50,000
  Accounts Receivable (Net of Allowance of $27,000)     82,685       134,468
  Inventory                                            645,499       647,953
  Employee Advances                                      1,250             -
  Prepaid Expenses                                       7,214        43,152
                                                 -------------- -------------
Total Current Assets                                   784,833       875,573

Property & Equipment, Net                              958,147       891,631

Other Assets
  Goodwill, Net                                         17,318        17,318
  Deposits                                              30,540        21,640
                                                  -------------- -------------
Total Other Assets                                      47,858        38,958
                                                 -------------- -------------

  Total Assets                                   $   1,790,838  $  1,806,162
                                                 ============== =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                 $     193,009  $    135,890
  Accounts Payable                                     639,746       619,071
  Accrued Expenses                                     166,132       278,199
  Contingent Liabilities                                36,390       190,390
  Current Portion of Long-Term Liabilities             931,851     1,113,490
                                                 -------------- -------------
Total Current Liabilities                            1,967,128     2,337,040

Long Term Liabilities
  Notes Payable - Related Party                        120,090     1,113,490
  Notes Payable                                        811,761             -
  Less Current Portion                                (931,851)   (1,113,490)
                                                 -------------- -------------
Total Long Term Liabilities                                  -             -
                                                 -------------- -------------

  Total Liabilities                                  1,967,128     2,337,040

Stockholders' Equity
  Common Stock, $.001 Par Value;
    100,000,000 Shares Authorized:
    53,859,640 and 43,079,640 Shares
    Issued and Outstanding, Respectively                53,860        43,080
  Additional Paid-In Capital                        12,337,276    10,731,056
  Retained Deficit                                 (12,495,961)  (11,059,651)
  Prepaid Expenses                                     (71,465)     (245,363)
                                                 -------------- -------------
Total Stockholders' Equity                            (176,290)     (530,878)
                                                 -------------- -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   1,790,838  $  1,806,162
                                                 ============== =============



                        Whole Living, Inc.
              Consolidated Statements of Operations
                           (Unaudited)




                             For the Three Months Ended  For the Nine Months Ended
                                    September 30,               September 30,
                                 2004           2003         2004          2003
                            ------------- -------------- ------------- -------------
Sales                       $  1,535,457  $   3,460,888  $  5,408,313  $  9,784,431

Cost Of Goods Sold             1,104,154      2,549,325     4,104,323     7,241,961
                            ------------- -------------- ------------- -------------

Gross Profit                     431,303        911,563     1,303,990     2,542,470
                            ------------- -------------- ------------- -------------
Operating Expenses
  General & Administrative       626,382        624,829     2,165,837     2,486,719
  Selling Expenses               195,177        241,606       456,156       681,349
                            ------------- -------------- ------------- -------------
    Total Operating Expenses     821,559        866,435     2,621,993     3,168,068
                            ------------- -------------- ------------- -------------

OPERATING INCOME (LOSS)         (390,256)        45,128    (1,318,003)     (625,598)

OTHER INCOME(EXPENSE)
  Interest Expense               (20,866)       (35,662)     (118,391)      (78,918)
  Interest Income                     28             25            84           127
                            ------------- -------------- ------------- -------------
    Total Other Income
     (Expense)                   (20,838)       (35,637)     (118,307)      (78,791)
                            ------------- -------------- ------------- -------------

NET INCOME(LOSS)            $   (411,094) $       9,491  $ (1,436,310) $   (704,389)
                            ============= ============== ============= =============
WEIGHTED AVERAGE INCOME
 (LOSS) PER SHARE           $      (0.01) $        0.00  $      (0.03) $      (0.02)
                            ============= ============== ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                 51,200,408     43,009,640    52,957,364    41,316,307
                            ============= ============== ============= =============



                        Whole Living, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                   For the Nine Months Ended
                                                          September 30,
                                                       2004          2003
                                                  ------------- -------------
Cash Flows From Operating Activities
 Net Income(Loss)                                 $ (1,436,310) $   (704,389)
 Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
    Depreciation & Amortization                        457,597       324,527
    Stock Issued for Services                                -        25,000
    Stock Issued for Interest                                -        24,514
 Change in Assets and Liabilities
    (Increase) Decrease in:
    Accounts Receivable                                 51,783      (476,727)
    Inventory                                            2,454      (204,471)
    Prepaid Expenses                                    35,938       (51,981)
    Deposits                                                 -        13,595
    Employee Advances                                   (1,250)            -
    Increase (Decrease) in:
    Bank Overdraft                                      57,119       149,702
    Accounts Payable and Accrued Expenses             (143,422)     (144,012)
                                                  ------------- -------------
    Net Cash Provided(Used) by Operating Activities   (976,091)   (1,044,242)

Cash Flows from Investing Activities
 Proceeds from Escrow                                   50,000             -
 Payments for Escrow                                   (48,185)            -
 Payments for Property & Equipment                    (359,115)     (125,758)
                                                  ------------- -------------
    Net Cash Provided(Used) by Investing Activities   (357,300)     (125,758)

Cash Flows from Financing Activities
 Proceeds from Issuance of Common Stock                 48,185             -
 Proceeds from Debt Financing                        1,285,206     1,170,000
                                                  ------------- -------------
    Net Cash Provided(Used) by Financing Activities  1,333,391     1,170,000

Increase in Cash                                             -             -

Cash and Cash Equivalents at Beginning of Period             -             -
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $          -  $          -
                                                  ============= =============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                        $      4,422  $      8,797
  Income Taxes                                    $          -  $          -

Non-Cash :
  Common Stock Issued for Notes Payable &
    Accrued Interest                              $  1,568,815  $     944,514
  Common Stock Issued for Services                $          -  $      25,000
  Common Stock Issued for Infomercial             $          -  $     396,152
  Accounts Receivable Exchanged for Equipment     $          -  $      18,045





                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2004


GENERAL
-------

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2003.

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

COMMON STOCK
------------

During July 2004, the Company issued 10,458,767 shares of common stock to settle notes payable and accrued interest of $1,568,815.

During July 2004, the Company issued 321,233 shares of common stock for cash of $48,185.

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

In the third quarter of 2004 we launched our new business model which returns our emphasis to a total lifestyle company focused on bringing our customers convenient whole foods, personal care products, household cleaners and synthetic free alternatives to medicines.

We will continue to provide new products to our customer base to increase retention in the customer's second to nine month of maintenance in the Food First Program. Distributors will also continue to conduct "tasting meetings" in all key markets around the world. In order to improve efficiency and keep up with the demands of the Food First Program, we have purchased several key production machines and will continue to purchase more equipment as needed. Management will also continue to scrutinize expenses related to operating activities, especially production and order fulfillment, to attain profitability.

Our major challenge for the next twelve months will be to increase our sales through our new business model. Currently, our revenues are not at a level which can support our operations and we have recorded net losses for the nine month period ended September 30, 2004 and the year ended December 31, 2003. Our retained deficit was $12,495,961 at September 30, 2004. We will need additional financing to fund operations and further develop our business plan.

Liquidity and Capital Resources

For the short term management believes that revenues and additional financing will provide funds for our operations. For the long term, management expects that expansion of our product lines and further development of our Food First Program will increase our revenues; however, we will likely continue to raise additional funds through loans, as needed. Management intends to use any available cash to fund our operations.

For the nine month period ended September 30, 2004 (the "2004 nine month period") net cash used by operating activities was $976,091 compared to $1,044,242 for the nine month period ended September 30, 2003 (the "2003 nine month period"). Net cash used by investing activities was $357,300 for the 2004 nine month period compared to $125,758 for the 2003 nine month period. The investing activities for the 2003 ane 2004 nine month periods were primarily related to payments for property and equipment.

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

For the 2004 nine month period net cash provided by financing activities was $1,333,391 compared to $1,170,000 for the 2003 nine month period. These amounts were related to proceeds from debt financing. In the 2004 nine month period sales of common stock provided an additional $48,185.

We may issue private placements of stock to raise additional funding. Any private placement likely will rely upon exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

Our primary obligation is our operating lease for our office and manufacturing facility at a cost of $17,400 per month. At December 31, 2003, future minimum payments for our operating leases for office space and warehouse space were $417,600 through 2005.

Our total current liabilities were $1,967,128 at the end as of September 30, 2004 compared to $2,337,040 at the year ended December 31, 2003. The reduction in total current liabilities at September 30, 2004 was primarily related to a reduction of our long term liabilities due to the issuance of an aggregate of 10,780,000 shares of common stock for the conversion of debt totaling $1,568,815.

Our current liabilities include a bank overdraft of $193,009, accounts payable of $639,746, accrued expenses of $166,132, contingent liabilities related primarily to litigation of $36,390, and the current portion of our long term liabilities of $931,851. The current portion of long-term liabilities represented 47.4% of total current liabilities as of September 30, 2004 and were related to notes payable.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the three and nine month periods ended September 30, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part 1, Item I, above.

          Comparison of 2003 and 2004 Period Operations
          ---------------------------------------------


                           Nine months   Nine months   Three months  Three months
                           ended         ended         ended         ended
                           Sept. 30,2003 Sept.30, 2004 Sept.30, 2003 Sept.30, 2004
                           ------------- ------------- ------------- -------------
Sales                      $  9,784,431  $  5,408,313  $  3,460,888  $  1,535,457

Cost of goods sold            7,241,961     4,104,323     2,549,325     1,104,154




Gross profit                  2,542,470     1,303,990       911,563       431,303

Total operating expenses      3,168,068     2,621,993       866,435       821,559

Operating income (loss)        (625,598)   (1,318,003)       45,128      (390,256)

Total other income (expense)    (78,791)     (118,307)      (35,637)      (20,838)

Net income (loss)              (704,389)   (1,436,310)        9,491      (411,094)

Net income (loss)
 per share                  $     (0.02) $      (0.03) $       0.00  $      (0.01)



We recognize revenue upon the receipt of a sales order, which is simultaneous with the payment and delivery of our goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2004 nine month period decreased 44.7% compared to the 2003 nine month period. Sales for the three month period ended September 30, 2004 (the "2004 third quarter") decreased 55.6% compared to the three month period ended September 30, 2003 (the "2003 third quarter"). The higher sales in the 2003 periods were primarily due to sales related to the launch of our Food First Program.

Cost of goods sold decreased 43.3% for the 2004 nine month period compared to the 2003 nine month period. Cost of goods sold decreased 56.7% for the 2004 third quarter compared to the 2003 third quarter. However, costs of goods sold remained relatively consistent at approximately 74% of total sales for all periods. Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

As a result of decreased sales our gross profit decreased 48.7% for the 2004 nine month compared to the 2003 nine month period and decreased 52.7% for the 2004 third quarter compared to the 2003 third quarter.

Total operating expenses decreased 17.2% for the 2004 nine month period compared to the 2003 nine month period and decreased 5.2% for the 2004 third quarter compared to the 2003 third quarter. The decreases in total operating expenses were primarily due to decreases in selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses. This decrease for the 2004 periods was primarily due to higher marketing expenses related to the launch of our Food First Program in the 2003 periods, which were non-recurring.

Other expense for the 2003 and 2004 periods was primarily related to interest expense on loans.

Based on the above items, our net loss increased significantly for the 2004 periods compared to the 2003 nine month periods. Accordingly, our net loss per share was $0.03 for the 2004 nine month period compared to $0.02 for the 2003 nine month period.

                      Summary Balance Sheet
                     -----------------------

                                           December 31, 2003 Sept. 30, 2004
                                           ----------------- --------------
                                              (Unaudited)

Cash                                       $            -    $          -

Total current assets                              875,573         784,833

Total assets                                    1,806,162       1,790,838

Total current liabilities                       2,337,040       1,967,128

Retained deficit                              (11,059,651)    (12,495,961)

Total stockholders equity                  $     530,878     $    176,290

Our total assets remained relatively flat at September 30 ,2004 compared to the year ended December 31, 2003. Our total current liabilities decreased 15.8% at September 30, 2004 compared to the 2003 year end as a result of satisfaction of debt totaling $1,568,815 during the 2004 third quarter.

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

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures, as defined by the Exchange Act . As of the end of the period covered by this report they determined that there continued to be no significant deficiencies in our procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

31.1   Principal Executive Officer Certification
31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2     Certificate of Amendment to Articles of Incorporation for Whole
        Living, Inc.
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed April 8, 2003)
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 14, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WHOLE LIVING, INC.


                                      /s/ Douglas J. Burdick
Date: November 13, 2004           By:________________________________________
                                     Douglas J. Burdick
                                     President, Chief Executive Officer and
                                     Director

                                     /s/ Sharmon L. Smith
Date: November 13, 2004           By:_______________________________________
                                     Sharmon L. Smith
                                     Chief Financial Officer,
                                     Secretary/Treasurer, and Director