Form 10KSB
period 2004-12-31
WHOLE LIVING INC
filed 2005-04-01
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: $6,758,535

As of March 3, 2005 the registrant had 66,377,245 shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $11,543,392.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [_] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business.........................................3
Item 2.  Description of Property........................................10
Item 3.  Legal Proceedings..............................................10
Item 4.  Submission of Matters to a Vote of Security Holders............11

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......11
Item 6.  Management's Discussion and Analysis...........................13
Item 7.  Financial Statements...........................................17
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................34
Item 8A. Controls and Procedures........................................34
Item 8B. Other Information..............................................34

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons, Compliance with Section 16(a) of the Exchange Act.....34
Item 10. Executive Compensation.........................................35
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.....................36
Item 12. Certain Relationships and Related Transactions.................37
Item 13. Exhibits.......................................................37
Item 14. Principal Accountant Fees and Services.........................38
Signatures..............................................................39




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

Principal Products

      Whole Foods

Our primary nutrition product is Pulse, which consists of a variety of nuts, seeds, fruits and grains and may be used as a snack or a meal replacement. Pulse is packaged as a food bar in 26 different flavors or loose in canisters in individual or family size in 14 different flavors. Pulse has the proteins, fibers, carbohydrates and other nutrients needed in a healthy diet. Pulse also is an integral part of two of our programs called Food First and Food for Life, discussed below. Our other primary nutrition snack products include Soups, Finally Fruit, Parched Pulse and Brain Grain. These Whole Food products represented approximately 90% of product sales for the past two
years.   In addition, during the past year we have increased our product offerings to include soups and stews, salsas and salad dressings. We have also created Mix Snacks to provide an all natural alternative to potato chips and saturated fat snacks.

      Personal Care

Our Earthborn Creations personal care line of products include chemical-free personal and home-care products which are made from the oils and tissues of plants. We believe that what is put on the skin is passed through the skin and finds its way into other tissues in the body. Therefore, an individual should not put anything on the body that cannot also be put in the body. Our Earthborn Creations products include creams, lotions, cleansers and shampoos made from essential oils and mixing powders that are all natural and chemical-free, and made entirely from plants. Our most popular personal care product is Pro L'eve which is a full strength progesterone cream designed for women who experience hormone imbalance. It is made from soy and other natural ingredients

      Essential Oils

Our essential oils provide health benefits for the user of these natural plant oils found in the tissues of aromatic plants. These products are designed to be applied topically to the body for therapeutic relief. In December 2004 we launched our World of Wellness program for our essential oil product line. We offer a Founder's Pack that includes 17 different oils, Defense Capsules and Veggie Capsules, a carry case, oil droppers and an oil spray. The Founder's Pack also includes access to the new World of Wellness web site that provides education and training on overall prevention and easy first-aid procedures using essential oils.

      Food First Program

We began our Food First Program to bring our message of convenient primary nutrition to the public. The program educates people about the power of primary nutrition and then puts them on a 10-day program to prove it to themselves. We rely on distributors who provide short, informative meetings about The Food First Program so that our customers and distributors can learn about good nutrition. At the end of these meetings our distributors invite our customers to participate in the Food First Program. Those that choose to participate receive a 10-day supply of food ($199 U.S. value), personal health web site, and compact discs. We provide this program to our customers for only the cost of shipping and handling (approximately $29 U.S.) as long as our customers provide us with three simple things:
      1.   Fill out a simple online questionnaire;
      2.   Complete their online 10-day health journal; and
      3. Complete their online health questionnaire at the end of their 10-day program.
After the person completes the 10-day Food First Program, then we offer a Food for Life Pack to continue primary nutrition by replacing one meal a day with Whole Food products.

In February 2005 we initiated seven new programs that give customers additional choices and savings. We initiated bulk purchasing through "Bar-A-Day," "Meal-A-Day" and "Two Meals-A-Day," in 30 day shipments that can be prepaid six months in advance. Also, the original 10-day program was expanded to a 90-day program we call "90 Days to Freedom."

      Product Guarantees

Though we have a 100% satisfaction policy, due to the perishable nature of our natural products we only offer product exchanges, not returns in general. We charge 15% of the purchase price as a restocking fee for the cancellation of an order which is not faulty. Our experience with actual product returns has averaged approximately 2% of sales. We also maintain an insurance policy for product liability claims with a $1,000,000.00 per claim and $2,000,000.00 annual aggregate limit.

      Product Development.

We are committed to expanding our convenient primary nutrition line with products that are easy to use, easy to sell and which are effective. In the first quarter of 2005 we introduced our Great Start Cereals and Meal Makers. Great Start Cereals come in three flavors, include grains, nuts and fruits, and require only hot water to create hot cereals. Meal Makers are designed to mix with meats and simmer for a quick wholesome meal.

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

Distribution Network

We have a sales office, manufacturing and fulfillment facility located in Provo, Utah. In December 2004 we opened our fulfillment center located in Brisbane, Australia, to improve our product delivery and freshness in the Australian and New Zealand markets. We buy raw materials from third-party suppliers, manufacture our food products in-house and warehouse the bulk food product at our facilities. The bulk product is prepared for individual product orders and shipped to individual customers and distributors in the United States, Australia, New Zealand, Canada, and the United Kingdom.

Distributors and customers pay for products prior to shipment, therefore we carry minimal accounts receivable. Distributors and customers place orders on the Brain Garden's state-of-the-art Internet website, by placing the order over the phone with our inbound call center, or faxing in orders.
Distributors and customers usually pay for the products with a credit card. Less than 2% of our sales are paid for with cash. Typically, we experience back orders with less than .05% of our orders.

In February 2005 we launched 11 new programs to increase savings and provide pre-paying options to distributors and customers. The programs allow customers and distributors to order 30-day product shipments that can be prepaid six months in advance.

      Unigen Plan

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

      Sponsoring

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

We offer our products on the Internet. We include a "Pulse Party" web site with each Garden Starter Kit. This web site gives each independent distributor an immediate online presence and personal URL for their business. Features on this web site include company information, flash presentation, online registration of new distributors, online product ordering, online customer service and a "contact me" function that allows anyone visiting the site to contact, via email, the distributor directly. Also featured on the Pulse Party site is the BG Backroom. This site is exclusively for Brain Garden distributors and is password protected. In the BG Backroom, distributors have access to up-to-the-minute company news, product tracking, product information, and a frequently asked questions page, among other things.

Competition

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

Employees

As of the date of this filing we have 40 full time employees. Many of these employees directly support the distributor network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

                    ITEM 3.  LEGAL PROCEEDINGS

In April 2003 Evan Richards and Evolocity.com filed a complaint against Wall Street Mentors Seminars, LLC, Vestrio Corporation, Inc., Whole Living and other interested parties. The complaint was filed in the Fourth Judicial District Court of Utah County, State of Utah. Mr. Richards seeks monetary damages of approximately $805,000 for the alleged breach of a marketing contract between Evolocity.com and Wall Street Mentors and Online Investor Network. Mr. Richards claims vicarious liability against Whole Living as the successor of Wall Street Mentors and Vestrio Corporation. We have contested these claims and filed a motion to dismiss Mr. Richards' complaint against us. The Company's motion to dismiss has been stayed pending preliminary discovery in this action.

On March 17, 2003 Whole Living filed an action for a preliminary injunction in the United States District Court, District of Utah, Central Division against Don Tolman, a former consultant and founder of Brain Garden, LLC. The purpose of the injunction was to stop Mr. Tolman from competing against the company in violation of a non-compete agreement he signed. At a preliminary hearing on April 2, 2003, the Court issued a temporary restraining order which expired April 10, 2003. On May 5, 2003 Mr. Tolman filed a counterclaim for payments he alleges are due and owing to him. On August 2, 2003, the Court granted Whole Living's preliminary injunction against Mr. Tolman and other interested parties. On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc., doing business as a Great American, the Wholefood Farmacy, in contempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430. On January 10, 2005, Think Again, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Court and has sought removal of the Utah litigation to the United States Bankruptcy Court for the Eastern District of Tennessee. Whole Living is opposing that removal and is taking other action to protect the Company's interest in that bankruptcy proceeding. No trial date has been set in the Utah action.

On January 28, 2003 Dave Nicolson filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against Whole Living and Vestrio, Inc. The claim is related to agreement by and between Whole Living, Vestrio and Mr. Nicolson, in which Whole Living and Vestrio agreed to pay Mr. Nicolson $250,000 for the release of claims he allegedly held against Vestrio, Inc. Mr. Nicolson alleged that the first payment of $50,000 was made, but none of the subsequent payments were paid when due. Whole Living filed an answer and counterclaim against Mr. Nicolson in which we claimed rescission of the agreement based on fraud, mistake and undue influence, and voidance of the contract based on lack and failure of consideration. A bench trial was conducted on March 28, 29 and 30, 2005. Following the submission of evidence and legal argument, the Court ruled in Mr. Nicolson's favor granting him judgment against Whole Living in the principal amount of $250,000, plus accrued prejudgment interest. Whole Living has yet to determine if it will appeal that judgment.

We are involved in various other disputes and legal claims arising in the normal course of our business. In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.


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

        Year       Quarter Ended           High        Low
       ---------   --------------------   --------   --------
        2003       March 31               $ 0.27      $ 0.14
                   June 30                  0.41        0.16
                   September 30             0.97        0.19
                   December 31              0.86        0.35

        2004       March 31               $ 0.60      $ 0.37
                   June 30                  0.39        0.18
                   September 30             0.22        0.13
                   December 31              0.19        0.11

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

HOLDERS

As of March 3, 2005 we had approximately 135 shareholders of record, which does not include "street accounts" of securities brokers.

DIVIDENDS

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

RECENT SALES OF UNREGISTERED SECURITIES

The following discussion describes all securities sold by us during the 2004 fourth quarter through a recent date that have not been previously reported.

On November 16, 2004 we issued an aggregate of 7,034,130 common shares to convert debt of $703,413. We issued 3,034,130 to Broad Investment Partners, 2,000,000 shares to Robert Bryson, and 2,000,000 to Empire Fund Managers. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On November 17, 2004 we issued an aggregate of 2,750,000 common shares to convert debt of $346,300. We issued 750,000 shares to Liberty Partners and 2,000,000 shares to Ruland Gill, Jr. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On November 30, 2004 we issued 600,000 common shares to Donald Mayer in consideration for insurance premiums valued at $71,790. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On November 30, 2004 we issued an aggregate of 2,103,475 common shares to convert debt of $252,417. We issued 103,475 shares to First Equity Holdings Corp. and 2,000,000 shares to Kevin Howard. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

ISSUER PURCHASE OF SECURITIES

None.

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

In the third quarter of 2004 we launched our new business model which returned our emphasis to a total lifestyle company focused on bringing our customers convenient whole foods, personal care products, household cleaners and synthetic free alternatives to medicines. During 2005 we plan to focus all marketing efforts on the new "90 Days to Freedom" program that focuses on giving customers a first hand experience of primary whole-food nutrition. We will also focus our marketing efforts through our new two-hour nutritional seminar format.

During 2004 we increased our product offerings to include hot cereals and healthy meal makers, plus introduced a complete new line of pulse which contains 100% of 23 of the recommended daily allowance of vitamins. We also implemented seven new packages in which customers can order their product in bulk and pre-pay six months in advance of their monthly orders which provides customers a better price per meal while insuring the long term retention of that customer. We will continue to provide new products to our customer base to increase retention in the customers second to six months of maintenance. We have completed the purchase and implementation of several key production machines to ramp up the ability to fulfill the worldwide demands of the new "90 Days to Freedom" program.

In December 2004 we launched our new essential oils World of Wellness program as part of our return to our focus on a total lifestyle company. Also, in December 2004 we opened a new fulfillment center in Brisbane, Australia to reduce costs and shipping time from ten days to three days for products to Australia and New Zealand. Management anticipates that this facility will increase margins due to the reduction of import, export, shipping and delivery costs.

Our major challenge for the next twelve months will be to increase our sales through our new business model. Management will also continue to evaluate expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our revenues are not at a level which can support our operations and we have recorded net losses for the years ended December 31, 2003 and 2004. At December 31, 2004 we had an accumulated deficit of $13,837,486. We will need additional financing to fund operations and to further develop our business plan. If we are unable to obtain additional funding we may be required to reduce personnel or scale back our business plans.

For the short term management believes that revenues and additional financing will provide funds for operations. For the long term, management expects that the development of our Food For Life program and our World of Wellness program will increase our revenues. We will likely continue to raise additional funds through loans, as needed. Management intends to use any available cash to fund our operations.

Net cash used by operating activities was $1,485,668 for the 2004 year compared to $621,454 for the 2003 year. Net cash used by investing activities was $314,052 for the 2004 year compared to $952,521 for the 2003 year. The investing activities for both years were primarily related to purchases of property and equipment and development of software.

FINANCING

Historically, we have financed our operations through revenues and debt financing. Net cash provided by financing activities was $1,799,720 for the 2004 year compared to $1,573,975 for the 2003 year. Management anticipates that additional capital for cash shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock. We may also issue private placements of stock to raise additional funding. Any private placement likely will rely upon exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

COMMITMENTS AND CONTINGENT LIABILITIES

We have an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $208,800 through 2005 at December 31, 2004.

Our total current liabilities were $1,547,245 at December 31, 2004. The total current liabilities include a bank overdraft of $94,711, accounts payable of $603,939, accrued expenses of $350,163, contingent liabilities related to legal proceedings of $286,390, and the current portion of long-term liabilities of $212,042. During the fourth quarter of 2004 the current portion of long-term liabilities was decreased to $212,042 at December 31, 2004 as a result of converting notes payable into common stock. (See Part II, Item 5, "Recent Sales of Unregistered Securities," above).

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the years ended December 31, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.

        Comparison of 2003 and 2004 Fiscal Year Operations
       ----------------------------------------------------

                                               2003                2004
                                         ------------------ ------------------
      Sales                              $    12,323,973    $    6,758,535

      Cost of goods sold                       9,459,391         5,326,683

      Gross profit                             2,864,582         1,431,852

      Total operating expenses                 3,729,799         3,929,770

      Loss from operations                      (865,217)       (2,497,918)

      Other expense                             (193,065)         (279,917)

      Net loss                                (1,058,282)       (2,777,835)

      Net loss per share                 $         (0.03)    $       (0.06)

We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2004 year decreased 45.2% from the 2003 year due to reduced marketing while we focused our energy on the development of our new business model.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. Cost of goods sold was approximately 77% of total sales for both 2003 and 2004. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

Total operating expenses increased 5% for the 2004 year compared to the 2003 year. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased to $456,156 for the 2004 year compared to $749,721 for the 2003 year. This decrease was primarily due to higher marketing expenses for our Food First Program during the 2003 year. General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased to $3,473,614 for the 2004 year compared to $2,980,078 for the 2003 year.

Total other expense for the 2004 year was primarily related to contingent liabilities of a $250,000 for legal proceedings and interest expense of $120,649. For 2003 total other expense was primarily the result of interest expense of $76,196, a $63,173 loss on the disposal of assets upon termination of the Vestrio Corporation acquisition agreement, and $53,852 miscellaneous expense.

As a result of the above, our net loss increased for the 2004 year and our net loss per share was $0.06 for the 2004 year.

The following chart summarizes our balance sheet at December 31, 2004

      Comparison of 2003 and 2004 Fiscal Year Balance Sheet
      ------------------------------------------------------

                                            2003              2004
                                  ------------------- -------------------

       Cash                       $               -   $              -

       Total current assets                 875,573            549,081

       Total assets                       1,806,162          1,395,763

       Total current liabilities          2,337,040          1,547,245

       Total liabilities                  2,337,040          1,547,245

       Retained deficit                 (11,059,651)       (13,837,486)

       Total stockholders equity $         (530,878)   $      (151,482)

At December 31, 2004 our total assets had decreased 22.7% compared to the prior year due to decreases in cash, accounts receivable, prepaid expenses and property and equipment. However, total liabilities decreased 33.8% primarily due to the conversion of notes payable.

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

ITEM 7.  FINANCIAL STATEMENTS






                        WHOLE LIVING, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2004 and 2003

                         C O N T E N T S

Auditors' Report.........................................................F-3

Consolidated Balance Sheets..............................................F-4

Consolidated Statements of Operations....................................F-5

Consolidated Statements of Stockholders' Equity..........................F-6

Consolidated Statements of Cash Flows....................................F-7

Notes to the Consolidated Financial Statements...........................F-8

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________


                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying consolidated balance sheets of Whole Living, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Living, Inc. as of December 31, 2004 and 2003 and the consolidated results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/ Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 26, 2005

                        Whole Living, Inc.
                   Consolidated Balance Sheets


                    ASSETS
                    ------
                                                           December 31,
                                                  ---------------------------
                                                       2004          2003
                                                  ------------- -------------
Current Assets
  Cash                                            $          -  $          -
  Restricted Cash                                            -        50,000
  Accounts Receivable (Net of Allowance
    of $0 and $27,000)                                  24,866       134,468
  Inventory                                            516,551       647,953
  Prepaid Expenses                                       7,664        43,152
                                                  ------------- -------------
Total Current Assets                                   549,081       875,573

Property & Equipment, Net                              798,824       891,631

Other Assets
  Goodwill, Net                                         17,318        17,318
  Deposits                                              30,540        21,640
                                                  ------------- -------------
Total Other Assets                                      47,858        38,958
                                                  ------------- -------------

  Total Assets                                    $  1,395,763  $  1,806,162
                                                  ============= =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities
  Bank Overdraft                                  $     94,711  $    135,890
  Accounts Payable                                     603,939       619,071
  Accrued Expenses                                     350,163       278,199
  Contingent Liabilities                               286,390       190,390
  Current Portion of Long-Term Liabilities             212,042     1,113,490
                                                  ------------- -------------
Total Current Liabilities                            1,547,245     2,337,040

Long Term Liabilities
  Notes Payable - Related Party                        212,042     1,113,490
  Less Current Portion                                (212,042)   (1,113,490)
                                                  ------------- -------------
Total Long Term Liabilities                                  -             -

  Total Liabilities                                  1,547,245     2,337,040

Stockholders' Equity
  Common Stock, $.001 Par Value; 100,000,000
    Shares Authorized; 66,377,245 and 43,079,640
    Shares Issued and Outstanding, Respectively         66,377        43,080
  Additional Paid-In Capital                        13,710,194    10,731,056
  Retained Deficit                                 (13,837,486)  (11,059,651)
  Prepaid Expenses                                     (90,567)     (245,363)
                                                  ------------- -------------
Total Stockholders' Equity                            (151,482)     (530,878)
                                                  ------------- -------------

  Total Liabilities and Stockholders' Equity      $  1,395,763  $  1,806,162
                                                  ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.

                        Whole Living, Inc.
              Consolidated Statements of Operations


                                                     For the Years Ended
                                                          December 31,
                                                  ---------------------------
                                                       2004         2003
                                                  ------------- -------------

Sales                                             $  6,758,535  $ 12,323,973

Cost Of Goods Sold                                   5,326,683     9,459,391
                                                  ------------- -------------

Gross Profit                                         1,431,852     2,864,582
                                                  ------------- -------------
Operating Expenses
  Selling Expenses                                     456,156       749,721
  General and Administrative                         3,473,614     2,980,078
                                                  ------------- -------------
    Total Operating Expenses                         3,929,770     3,729,799
                                                  ------------- -------------

Operating Income (Loss)                             (2,497,918)     (865,217)

Other Income (Expense)
  Loss on Lawsuit Contingency                         (250,000)            -
  Loss on Disposal of Assets                                 -       (63,173)
  Miscellaneous Expense                                 90,619       (53,852)
  Interest Income                                          113           156
  Interest Expense                                    (120,649)      (76,196)
                                                  ------------- -------------
     Total Other Income(Expense)                      (279,917)     (193,065)
                                                  ------------- -------------

Net Income (Loss) Before Income Taxes               (2,777,835)   (1,058,282)

Provision for Income Taxes                                   -             -
                                                  ------------- -------------

Net Income (Loss)                                 $ (2,777,835) $ (1,058,282)
                                                  ============= =============

Weighted Average Income (Loss) Per Share          $      (0.06) $      (0.03)
                                                  ============= =============

Weighted Average Shares Outstanding                 49,412,578    41,745,084
                                                  ============= =============


      The accompanying notes are an integral part of these consolidated financial statements



                                Whole Living, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                         Common Stock          Additional    Retained
                                   --------------------------- Paid-in       Earnings      Prepaid
                                      Shares         Amount    Capital       (Deficit)     Expenses
                                   ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2002           32,849,640  $     32,850  $  9,337,002  $(10,001,369) $   (110,500)

February 2003 - shares issued for
prepaid expenses at $0.14 per share   2,700,000         2,700       393,452             -      (396,152)

February 2003 - shares issued for
notes payable and accrued interest
at $0.14 per share                    7,460,000         7,460       962,054             -             -

December 2003 - shares issued for
prepaid expenses at $0.55 per share      70,000            70        38,548             -       (38,618)

Amortization of prepaid expenses              -             -             -             -       299,907

Net income (loss) for the year
ended December 31, 2003                       -             -             -    (1,058,282)            -
                                   ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2003           43,079,640        43,080    10,731,056   (11,059,651)     (245,363)

January 2004 - shares issued for
services at $0.39 per share              30,000            30        11,670             -             -

July 2004 - shares issued for
notes payable and accrued
interest at $0.15 per share          10,780,000        10,780     1,606,035             -             -

November 2004 - shares issued for
notes payable and accrued interest
at $0.12 per share                    9,784,130         9,784     1,039,929             -             -

November 2004 - shares issued for
prepaid expense at $0.12 per share      600,000           600        71,190             -       (71,790)

December 2004 - shares issued for
notes payable and accrued interest
at $0.12 per share                    2,103,475         2,103       250,314             -             -

Amortization of prepaid expenses              -             -             -             -       226,586

Net income (loss) for the year
ended December 31, 2004                       -             -             -    (2,777,835)            -
                                   ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2004           66,377,245  $     66,377  $ 13,710,194  $(13,837,486) $    (90,567)
                                   ============= ============= ============= ============= =============



The accompanying notes are an integral part of these consolidated financial statements.



                          Whole Living, Inc.
                 Consolidated Statements of Cash Flows


                                                                For the Years Ended
                                                                    December 31,
                                                             ---------------------------
                                                                  2004         2003
                                                             ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                             $ (2,777,835) $ (1,058,282)
Adjustments to Reconcile Net Income(Loss) to
 Net Cash Provided(Used) in Operating Activities:
   Depreciation and Amortization                                  683,446       502,533
   Stock Issued for Services                                       11,700             -
   Stock Issued for Accrued Interest                              120,649        49,514
   Loss on Disposal of Assets                                           -        63,173
   Deposits                                                        (8,900)       14,795
   Bad Debt Expense                                                     -        27,000
   Notes Payable Issued for Wages                                       -        27,000
   Notes Payable Issued for Finance Charges                        48,000             -
Changes in Assets and Liabilities
   (Increase) Decrease in:
   Accounts Receivable                                            109,602      (128,023)
   Receivables - Other                                                  -             -
   Inventory                                                      131,402         5,714
   Prepaid Expenses                                                35,488        (6,139)
   Increase (Decrease) in:
   Bank Overdraft                                                 (41,179)      108,678
   Accounts Payable                                               (15,132)      (74,176)
   Contingent Liabilities                                          96,000       (18,429)
   Accrued Expenses                                               121,091      (134,812)
                                                             ------------- -------------
   Net Cash Provided(Used) by Operating Activities             (1,485,668)     (621,454)
                                                             ------------- -------------
Cash Flows from Investing Activities
  Cash Paid (to) from Escrow                                       50,000       (50,000)
  Cash Paid for Property and Equipment                           (364,052)     (902,521)
                                                             ------------- -------------
  Net Cash Provided(Used) by Investing Activities                (314,052)     (952,521)
                                                             ------------- -------------
Cash Flows from Financing Activities
  Cash Received from Notes Payable - Related Party              1,841,985     1,573,975
  Cash Paid for Notes Payable - Related Party                     (42,265)            -
                                                             ------------- -------------
  Net Cash Provided(Used) by Financing Activities               1,799,720     1,573,975
                                                             ------------- -------------
Increase (Decrease) in Cash                                             -             -

Cash and Cash Equivalents at Beginning of Period                        -             -
                                                             ------------- -------------
Cash and Cash Equivalents at End of Period                   $          -  $          -
                                                             ============= =============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:

  Interest                                                   $          -  $      8,797
  Income Taxes                                               $          -  $          -

Non-Cash Activities:
  Stock Issued for Services                                  $     11,700  $          -
  Stock Issued for Notes Payable, Accrued Interest and Fees  $  2,918,945  $    969,514
  Stock Issued for Prepaid Expenses                          $     71,790  $    435,130
  Notes Payable Issued for Wages                             $          -  $     27,000





The accompanying notes are an integral part of these consolidated financial statements




                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

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

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c.  Principles of Consolidation

The December 31, 2004 and 2003 financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiaries Whole Living, Inc.
(Utah) and Brain Garden. All intercompany transactions and balances have been eliminated in the consolidation.

d.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                           December 31,
                                                  ---------------------------
                                                       2004           2003
                                                  ------------- -------------
     Income (Loss) Numerator                      $ (2,777,835) $ (1,058,282)
     Shares (Denominator)                           49,412,578    41,745,084
                                                  ------------- -------------
     Per Share Amount                             $      (0.06) $      (0.03)
                                                  ============= =============

There are no reconciling items to net income for the computation of earnings per share. At December 31, 2004 and 2003, the stock options and warrants granted were not included in computing diluted earnings per share because their effects are anti-dilutive.

e.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $13,800,000 that will be offset against future taxable income. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

Deferred tax assets and the valuation account is as follows at December 31, 2004 and 2003:
                                                           December 31,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------- -------------
     Deferred tax asset:
     NOL carryforward                              $  4,692,000  $  3,740,000
     Valuation allowance                             (4,692,000)   (3,740,000)
                                                   ------------- -------------
                                                   $          -  $          -
                                                   ============= =============
f.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2004 and 2003 is $456,860 and $202,626, respectively.

In accordance with Financial Accounting Standards Board Statement No.144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 and 2003, no impairments were recognized.

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

j. Goodwill

The Company recorded goodwill in the acquisition of the assets of Brain Garden, LLC. Various intangible assets such as distributor down lines, customer lists and product name identification are included in Goodwill. Valuation of these intangibles separately was not identified, yet the excess of payment over the net assets received provides for the recording of these intangibles as Goodwill. Goodwill was being amortized over 5 years on a straight-line method through 2001. On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which established standards for the treatment of goodwill and other intangible assets. SFAS No. 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. There are no impairments as of December 31, 2004 and 2003.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates actual results could differ from those estimates.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004 and 2003:

                                                         December 31,
                                                 --------------------------
                                                      2004         2003
                                                 ------------- ------------
     Equipment & furnishings                     $    427,712  $   363,668
     Office furniture & fixtures                       98,932       75,723
     Software                                       1,309,323    1,097,622
                                                 ------------- ------------
                                                    1,835,967    1,537,013
     Accumulated depreciation                      (1,037,143)    (645,382)
                                                 ------------- ------------
     Total Property & Equipment                  $    798,824  $   891,631
                                                 ============= ============

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 3 - LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2004 and 2003:
                                                          December 31,
                                                    --------------------------
                                                         2004         2003
                                                    ------------ -------------

Notes payable - related party is detailed as follows:

Note payable to a shareholder of the Company,
 bearing interest at 12%, principal due upon
 maturity,  matures May 2005, secured by inventory,
 equipment and accounts receivable                  $   211,052  $  1,086,490

Note payable to an Officer of the Company,
 non-interest bearing payable upon demand,
 and unsecured                                              990        27,000
                                                    ------------ -------------

Total long term liabilities                             212,042     1,113,490

Less current portion of:
  Notes payable - related party                         212,042     1,113,490
                                                    ------------ -------------

Total current portion                               $   212,042  $  1,113,490
                                                    ============ =============

Net Long Term Liabilities                           $         -  $          -
                                                    ============ =============

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2004:


        2005                                                     $    212,042
                                                                 -------------

  Total notes payable and notes payable-related party            $    212,042
                                                                 =============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company committed to an operating lease for office/warehouse space. The lease requires monthly payments of $17,400 and expires in December 2005.

Future minimum payments on the operating lease is as follows:

    2005                                                         $    208,800
                                                                 -------------
   Total                                                         $    208,800
                                                                 =============

Rent expense for operating leases for December 31, 2004 and 2003 was $208,800 and $208,000, respectively.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

During 2001, an individual filed an action in the Circuit Court of Lane County, OR against the Company. A judgment was taken for damages by default in the case in April 2002. The individual obtained a foreign judgment in the matter in the State of Utah in August 2002. Thereafter, the Company moved the Utah State Court for an order setting aside the default, a new trial, amendment of the judgment or a declaration that the Oregon judgment was not entered against the Company. In December 2002, the court entered an order wherein the judgment entered in the Oregon court in favor of the individual was not a valid and enforceable judgment against the Company. Following the order, the individual sought the amendment of the judgment in the Oregon Court and the amendment of the Utah court's decision. The Company contested both motions. In January 2003, the Oregon court granted the individual's motion to amend the judgment nunc pro tunc, by changing the names of the defendant to the Company's name. In relation to the ruling, the Company sought relief from the default judgment in the Oregon court.

The Company's request was denied by the Oregon court and the appeal is pending. The default judgment granted to the individual a damage award of $100,000 and accrued interest for alleged adverse effects of using the
Company's products.   As of December 31, 2003, the Company has recognized a
contingent liability of $100,000 for the potential loss. During 2004, the Company paid $100,000 in settlement of the lawsuit.

During 2002, two individuals filed a complaint in the Third Judicial District Court, in and for Salt Lake County, State of Utah, Sandy Dept, against the Company seeking payment of debts allegedly incurred for and on the behalf of the Company while they were acting as officers and directors of the Company. After the Company answered the complaint, a settlement was reached with 1 of the individuals and his claim was dismissed. In March 2003, the other individual filed a motion to amend the complaint to add a new cause of action. The individual's original claim was for the repayment of amounts allegedly paid on his American Express account on behalf of the Company. The new complaint repeats this claim and alleges that monies due for a copy machine lease guaranteed by the individual have not been paid by the Company. Through counsel, the individual has demanded payment for these lease payments. The Company has filed several counterclaims against the individual which have advanced in this litigation and will continue to advance. However, any monies legitimately due and owed based on the copier lease will be paid by the Company. As of December 31, 2004, there are ongoing settlement negotiations regarding this claim. As of December 31, 2004 and 2003, a potential loss from the settlement is estimated not to exceed $13,000. The Company has recognized a contingent liability of $13,000 as of December 31, 2004 and 2003.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

During 2002, a vendor filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah, against the Company and other individual defendants claiming $68,819 due and owing to it for goods delivered by the vendor. The Company filed a claim which contended that a portion of the goods delivered were defective and resulted in the Company suffering damages. On March 23, 2004, the Company entered into a settlement agreement for $50,000. During 2004, $50,000 was paid in settlement of the lawsuit. For the years ended December 31, 2004 and 2003, the Company recognized a contingent liability of $0 and $50,000, respectively.

The Company filed suit against Don Tolman, an individual, John Does 1-100 and Corporation Does 1-100, in the United States District Court of Utah, Central Division. The Company filed the litigation against its former consultant and the founder of Brian Garden lines of products to stop that individual from competing against the Company. The defendant has been served in that action and a preliminary injunction hearing was conducted in April 2003. On August 4, 2003, the United States District Court for the District of Utah, Central Division entered an order granting the Company's motion for entry of a preliminary injunction and enjoined Tolman and others from competing against the Company.

On May 5, 2003, Tolman filed a counterclaim complaint against the Company in which he seeks damages for payments he alleges were due and owing to him and not paid by the Company. On August 2, 2003, the Court granted the Company preliminary injunction against Mr. Tolman and other interested parties. On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc. doing business as Great American and Wholefood Farmacy, in contempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430. The Company has not recognized any gain contingency resulting from this decision.

On January 10, 2005, Think Again, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Court and has sought removal of the Utah litigation to the United States Bankruptcy Court for the Eastern District of Tennessee. The Company is opposing that removal and is taking other action to protect the Company's interest in that bankruptcy proceeding. No trial date has been set in the Utah action.

On January 28, 2003, Dave Nicolson ("Nicolson") filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against the Company and Vestrio, Inc. a former wholly owned subsidiary of the Company. The claim is based upon an agreement entered into by and between the Company, Vestrio, Inc. and Nicolson under the terms of which the Company and Vestrio, Inc. agreed to pay $250,000 for the release of claims he allegedly held against Vestrio, Inc. Nicolson claims that after the first payment of $50,000 was made, the defendants failed to pay the additional amounts as they came due.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)


A bench trial was conducted on March 28, 29 and 30, 2005. Following the submission of evidence and legal argument, the Court ruled in Mr. Nicolson's favor granting him judgment against the Company in the principal amount of $250,000, plus accrued prejudgment interest. The Company has yet to determine if it will appeal that judgment.

It appears that the likelihood of the Company suffering loss as a result of this litigation is probable. For the year ended December 31, 2004, the Company has recognized a contingent liability of $250,000 for the probable settlement of the lawsuit.

On April 3, 2003 Evan Richards ("Richards") filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against the Company and numerous additional parties. The claim is based upon alleged vicarious liability of the Company for claims advanced by Richards against the Company's former subsidiary, Vestrio, Inc. Richards claims that Vestrio, Inc. entered into an oral contract with him for the performance of services and thereafter breached that contract.

The Company has filed a motion to dismiss Richards' complaint as against it. That motion has been stayed pending preliminary discovery in this action.

The Company intends to vigorously defend against Richards' claim. It appears that the likelihood of the Company suffering any loss as a result of this litigation is remote.

The Company is involved in other various disputes and legal claims in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, any resulting litigation will have no material effect on the financial position and results of operations of the Company in excess of the amounts recorded.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital, negative cash flows from operations, and recurring net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to focus all marketing efforts on the new "90 Days to Freedom" program which focuses on giving customers a first hand experience of primary whole-food nutrition. The Company will also focus its marketing efforts through its new two hour nutritional seminar format. During 2004 the Company increased its product offerings to include hot cereals and healthy meal makers, plus introduced a complete new line of pulse which contains 100% of 23 of the recommended daily
allowance of vitamins.   The Company also has implemented seven new packages
in which customers can order their product in bulk and pre-pay six months in advance of their monthly orders in order to provide customers a better price per meal while insuring the long term retention of that

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 5 - GOING CONCERN (Continued)

customer. The Company will continue to provide new products to its customer base to increase retention in the customers second to six months of maintenance. The Company has completed the purchase and implementation of several key production machines to ramp up the ability to fulfill the worldwide demands of the new "90 Days to Freedom" program. Management will also continue to scrutinize expenses related to operating activities and order fulfillment.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2004 and 2003, First Equity Holdings Corp., a shareholder, loaned the Company $1,841,985 and $1,573,975, respectively. The balance payable to First Equity Holdings Corp. at December 31, 2004 and 2003 was $211,052 and $1,086,490, respectively.

The loans converted to common stock during the years ended December 31, 2004 and 2003 were $2,798,258 and $920,000, respectively.

During 2003, Sharm Smith, an officer of the Company, entered into a note payable agreement for wages. The note is non interest bearing and payable upon demand. The balance due at December 31, 2004 and 2003 $990 was $27,000, respectively.

NOTE 7 - EMPLOYEE STOCK OPTIONS

The following table summarizes the information regarding employee stock options at December 31, 2004:

    Options outstanding at December 31, 2002                      2,345,000
       Granted                                                      -
       Exercised                                                    -
       Forfeited                                                    -
                                                                 -----------
    Balance, December 31, 2003                                    2,345,000
       Granted                                                      -
       Exercised                                                    -
       Forfeited                                                   (945,000)
                                                                 -----------
    Balance, December 31, 2004                                    1,400,000
                                                                 ===========



                Number      Weighted                   Number
              of Options    Average      Weighted    of Options     Weighted
             Outstanding   Remaining      Average   Exercisable at  Average
 Exercise    December 31, Contractual    Exercise    December 31,   Exercise
   Price        2003      Life (Years)     Price        2003         Price
------------ ------------ ------------ ------------ -------------- -----------
    $0.50     1,400,000      1.5          $0.50        1,400,000     $0.50

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 8 - WARRANTS

The following tables summarize the information regarding warrants at December 31, 2004 and 2003.

    Warrants Outstanding at December 31, 2002                    1,900,000
       Granted                                                     -
       Exercised                                                   -
       Forfeited                                                   -
                                                                -----------
    Balance, December 31, 2003                                   1,900,000
       Granted                                                     -
       Exercised                                                   -
       Forfeited                                                   -
                                                                -----------
    Balance, December 31, 2004                                   1,900,000
                                                                ===========



                               Number of
                               Warrants      Average
                            Outstanding at   Remaining      Average
                Exercise      December 31,  Contractual     Exercise
                  Price          2003       Life (Years)     Price
               ------------ -------------- -------------- ------------
               $   0.25       1,000,000        2.3         $  0.25
               $   0.50         900,000        1.8         $  0.50

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there were no significant deficiencies in these procedures. Also, he determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   ITEM 8B.  OTHER INFORMATION

None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors, their respective ages and positions and biographical information are presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. As of the date of this filing we have director vacancy. Our executive officers are chosen by our board of directors and serve at its discretion. As of the date of this filing, the office of Secretary/Treasurer and Chief Financial Officer is vacant. We intend to fill these positions as soon as practicable. There are no existing family relationships between or among any of our executive officers or directors.







Name                  Age   Position Held                      Director Since
-----               -----   -------------------------------    --------------
Douglas J. Burdick    33    President, CEO and Director        May 2002
William M. Fifield    56    Director                           July 2003

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no filings were required during the past year.

CODE OF ETHICS

We have not adopted a code of ethics for our principal executive and financial officers. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables show the compensation paid in cash, stock or stock options to our named executive officers in all capacities during the past three fiscal years.




  _________________SUMMARY COMPENSATION TABLE__________________


                               Annual Compensation
                               -------------------



Name and                                              Other
principal                                             annual ($)
position             Year   Salary ($)   Bonus ($)    compensation
-------------------- ----- ------------- ------------ -------------
Douglas J. Burdick   2004   $ 132,000    $     0      $ 29,136 (1)
President            2003     114,000          0        20,645 (2)
Director             2003      48,000          0        90,037 (3)

Sharmon L. Smith     2004   $ 108,000    $     0      $      0
Former Secretary/    2003      90,000      2,000             0
Treasurer            2002           0          0        37,800 (4)
CFO


    (1) Represents $19,632 for corporate housing and $9,504 for an automobile lease.
    (2) Represents $14,608 for corporate housing and $6,037 for an automobile lease.
    (3) Represents $14,608 for corporate housing, $6,037 for an automobile lease and $84,000 for 400,000 shares.
    (4)   Represents consulting fees


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

               EQUITY COMPENSATION PLAN INFORMATION

_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity compensation
plans approved by
security holders           0                  0                    0
______________________________________________________________________________
Equity compensation
plans not approved
by security holders   3,300,000 (1)        $  0.42            2,587,482
_____________________________________________________________________________
Total                  3,300,000           $  0.42            2,587,482
_____________________________________________________________________________

     (1) Represents 1,400,000 options and 1,900,000 warrants

Employee Stock Option Plan

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

BENEFICIAL OWNERS

The following table sets forth the beneficial ownership of our management. We are unaware of any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.
The percentage of beneficial ownership is based upon 66,377,245 shares of common stock outstanding as of March 3, 2005 and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT

Name and Address of      Number of Shares of  Underlying Shares  Percentage of
Beneficial Owners        Common Stock         Options (1)        Class
------------------------ -------------------- ------------------ -------------
Douglas J. Burdick            400,000           350,000           1.1%
433 East Bay Boulevard
Provo, Utah  84606

William M. Fifield             15,000            80,000          Less than 1%
433 East Bay Boulevard
Provo, Utah  84606

All executive officers and    415,000           430,000           1.3%
directors as a group

(1) Includes options exercisable within the next 60 days.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

                        ITEM 13.  EXHIBITS

No.    Description
----   ------------
3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Certificate of Amendment to Articles of Incorporation for Whole Living, Inc. (Incorporated by reference to exhibit 3.2 to the Form 10-QSB, filed November 15, 2004)
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed April 8, 2003)
10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 14, 2003)

31.1   Chief Executive Officer Certification

31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $17,079 for 2003 and $14,593 for 2004.

AUDIT-RELATED FEES

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

TAX FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,500 for 2003 and $0 for 2004.

ALL OTHER FEES

Our auditor did not bill any fees for each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

PRE-APPROVAL POLICIES

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WHOLE LIVING, INC.

Date: April 1, 2005                  By: /s/ Douglas J. Burdick
                                         ---------------------------------
                                         Douglas J. Burdick, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



                                     /s/ Douglas J. Burdick
Date: April 1, 2005                  --------------------------------------
                                     Douglas J. Burdick
                                     President, Chief Executive Officer,
                                     Principal Financial and Accounting
                                     Officer and Director



                                     /s/ William M. Fifield
Date: April 1, 2005                  --------------------------------------
                                     William M. Fifield
                                     Director