Form 10QSB
period 2005-03-31
WHOLE LIVING INC
filed 2005-05-16
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended March 31, 2005


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

As of May 9, 2005 Whole Living, Inc. had a total of 66,377,245 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis..............................8

Item 3.  Controls and Procedures..........................................11


                    PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................11

Signatures................................................................12



                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2005 and 2004, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.

                Consolidated Financial Statements

                          March 31, 2005

                        Whole Living, Inc.
                   Consolidated Balance Sheets



                   ASSETS
                   ------
                                                     March 31,    December 31,
                                                       2005          2004
                                                   ------------- -------------
                                                    (unaudited)
Current Assets
 Accounts Receivable (Net of Allowance of $27,000) $     19,799  $     24,866
 Inventory                                              479,156       516,551
 Prepaid Expenses                                        11,414         7,664
                                                   ------------- -------------
Total Current Assets                                    510,369       549,081

Property & Equipment, Net                               741,034       798,824

Other Assets
  Goodwill, Net                                          17,318        17,318
  Deposits                                               30,540        30,540
                                                   ------------- -------------
Total Other Assets                                       47,858        47,858
                                                   ------------- -------------

  Total Assets                                     $  1,299,261  $  1,395,763
                                                   ============= =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities
 Bank Overdraft                                    $     39,494  $     94,711
 Accounts Payable                                       451,271       603,939
 Accrued Expenses                                       186,921       350,163
 Contingent Liabilities                                 273,390       286,390
 Current Portion of Long-Term Liabilities               911,042       212,042
                                                   ------------- -------------
Total Current Liabilities                             1,862,118     1,547,245

Long Term Liabilities
 Notes Payable - Related Party                          911,042       212,042
 Less Current Portion                                  (911,042)     (212,042)
                                                   ------------- -------------
Total Long Term Liabilities                                   -             -
                                                   ------------- -------------

  Total Liabilities                                   1,862,118     1,547,245

Stockholders' Equity
 Common Stock, $.001 Par Value;
  100,000,000 Shares Authorized;
  66,377,245 Shares Issued and Outstanding               66,377        66,377
 Additional Paid-In Capital                          13,710,194    13,710,194
 Retained Deficit                                   (14,290,070)  (13,837,486)
 Prepaid Expenses                                       (49,358)      (90,567)
                                                   ------------- -------------
  Total Stockholders' Equity                           (562,857)     (151,482)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,299,261  $  1,395,763
                                                   ============= =============

                        Whole Living, Inc.
              Consolidated Statements of Operations
                           (Unaudited)


                                                   For the Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                        2005         2004
                                                   ------------- -------------

Sales                                              $  1,276,728  $  2,078,626

Cost Of Goods Sold                                      841,216     1,632,445
                                                   ------------- -------------

Gross Profit                                            435,512       446,181

Operating Expenses
  Selling Expenses                                      103,971       150,151
  General and Administrative                            773,801       794,694
                                                   ------------- -------------
    Total Operating Expenses                            877,772       944,845
                                                   ------------- -------------

OPERATING INCOME (LOSS)                                (442,260)     (498,664)

OTHER INCOME(EXPENSE)
  Interest Expense                                      (23,370)      (42,399)
  Other Income                                           13,046             -
                                                   ------------- -------------
    Total Other Income(Expense)                         (10,324)      (42,399)
                                                   ------------- -------------

NET INCOME(LOSS) BEFORE INCOME TAXES                   (452,584)     (541,063)

PROVISION FOR INCOME TAXES                                    -             -
                                                   ------------- -------------

NET INCOME (LOSS)                                  $   (452,584) $   (541,063)
                                                   ============= =============

WEIGHTED AVERAGE INCOME(LOSS) PER SHARE            $      (0.01) $      (0.01)
                                                   ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING                  66,377,245    43,079,640
                                                   ============= =============

                        Whole Living, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                   For the Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                        2005         2004
                                                   ------------- -------------
Cash Flows From Operating Activities
Net Income(Loss)                                   $   (452,584) $   (541,063)
Adjustments to Reconcile Net Income(Loss) to
 Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                           58,469        98,156
   Amortization of Prepaid Expenses (Equity)             41,209        59,172
Change in Assets and Liabilities
 (Increase) Decrease in:
   Accounts Receivable                                    5,067        35,024
   Inventory                                             37,395       (17,698)
   Prepaid Expenses                                      (3,750)      (19,884)
   Deposits                                                   -        (8,500)
 Increase (Decrease) in:
   Bank Overdraft                                       (55,217)       (8,706)
   Accounts Payable and Accrued Expenses               (328,910)       70,892
                                                   ------------- -------------
    Net Cash Provided(Used) by Operating Activities    (698,321)     (332,607)

Cash Flows from Investing Activities
 Cash Paid for Property & Equipment                        (679)     (168,061)
                                                   ------------- -------------
    Net Cash Provided(Used) by Investing Activities        (679)     (168,061)

Cash Flows from Financing Activities
 Cash Proceeds from Debt Financing                      699,000       500,668
                                                   ------------- -------------
    Net Cash Provided(Used) by Financing Activities     699,000       500,668
                                                   ------------- -------------
Increase (Decrease) in Cash                                   -             -

Cash and Cash Equivalents at Beginning of Period              -             -
                                                   ------------- -------------

Cash and Cash Equivalents at End of Period         $          -  $          -
                                                   ============= =============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                         $      2,228  $      4,422
  Income Taxes                                     $          -  $          -

                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          March 31, 2005


GENERAL
-------

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2004.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Whole Living is a holding company that operates through its wholly-owned subsidiary, Brain Garden, Inc. During the year ended December 31, 2004 we launched our new business model which returned our emphasis to a total lifestyle company focused on bringing our customers convenient whole foods, personal care products, household cleaners and synthetic free alternatives to medicines. We employ a network marketing system to introduce our products to customers and independent distributors and our distributors sponsor new distributors.

During 2004 we increased our product offerings to include hot cereals and healthy meal makers, plus introduced a complete new line of pulse. We launched our new essential oils World of Wellness program as part of our return to our focus on a total lifestyle company. Also, in December 2004 we opened a new fulfillment center in Brisbane, Australia to reduce costs and shipping time from ten days to three days for products to Australia and New Zealand. During 2005 we plan to focus all marketing efforts on the new "90 Days to Freedom" program that focuses on giving customers a first hand experience of primary whole-food nutrition. We will rely on our new two-hour nutritional seminar format and we have planned eleven seminars around the United States and Australia within the next few months. We will follow up each seminar with a conference approximately 45 days after the initial seminar with the intent to provide distributors with the opportunity to bring potential customers to sample our products. Management believes this model will help brand our products and programs, as well as assist new distributors in attracting new clients.

Our major challenge for the next twelve months will be to increase our sales through our new business model. Management will also continue to evaluate expenses related to operating activities, especially production and order fulfillment, and we intend to make adjustments to improve profitability.

LIQUIDITY AND CAPITAL RESOURCES

Currently, our revenues are not at a level that can support our operations and we have recorded net losses for the three month period ended March 31, 2005. Net cash used by operating activities was $698,321 for the three month period ended March 31, 2005 (the "2005 first quarter") compared to $332,607 for the three month period ended March 31, 2004 (the "2004 first quarter"). Net cash used by investing activities was $679 for the 2005 first quarter compared to $168,061 for the 2004 first quarter. The investing activities for the 2004 first quarter were primarily related to purchases of property and equipment and development of software.

We will need additional financing to fund operations and to further develop our business plan. If we are unable to obtain additional funding we may be required to reduce personnel or scale back our business plans. For the short term management believes that revenues and additional financing will provide funds for operations. For the long term, management expects that the development of our 90 Days to Freedom and our World of Wellness programs will increase our revenues. We will likely continue to raise additional funds through loans, as needed. Management intends to use any available cash to fund our operations.

FINANCING

Historically, we have financed our operations through revenues and debt financing. Net cash provided by financing activities was $699,000 for the 2005 first quarter compared to $500,668 for the 2004 first quarter and was related to debt financing. Management anticipates that additional capital for cash shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock.

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

Our total current liabilities were $1,862,118 at March 31, 2005. The total current liabilities include a bank overdraft of $39,494, accounts payable of $451,271, accrued expenses of $186,921, contingent liabilities related to legal proceedings of $273,390, and the current portion of long-term liabilities of $911,042.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the three month periods ended March 31, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.


       Comparison of 2004 and 2005 First Quarter Operations
       ----------------------------------------------------

                                    First Quarter    First Quarter
                                         2004           2005
                                    --------------   --------------
Sales                               $   2,078,626    $   1,276,728

Cost of goods sold                      1,632,445          841,216

Gross profit                              446,181          435,512

Total operating expenses                  944,845          877,772

Other expense                             (42,399)         (10,324)

Net loss                                 (541,063)        (452,584)

Net loss per share                   $      (0.01)    $      (0.01)

We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2005 first quarter decreased 38.6% from the 2004 first quarter due to reduced marketing while we focused our energy on the development of our new business model.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees.
Cost of goods sold was approximately 78.5% of total sales for the 2004 quarter compared to 65.9% of total sales for the 2005 first quarter. This reduction is primarily the result of our new fulfillment facility in Australia that has increased margins due to the reduction of import, export, shipping and delivery costs.

Cost of goods sold includes distributor commissions that are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

Total operating expenses decreased 7.1% for the 2005 first quarter compared to the 2004 first quarter. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased 30.8% for the 2005 first quarter compared to the 2004 first quarter. This decrease was primarily due to reduced marketing while we developed our new business model. General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased to 2.6% for the 2005 first quarter compared to the 2004 first quarter.

Total other expense for the 2004 and 2005 first quarters was primarily related to interest expense from debt financing.

As a result of the above, we recorded a net loss for the 2004 and 2005 first quarters and a net loss per share of $0.01 for both quarters.

The following chart summarizes our balance sheet at December 31, 2004 and at March 31, 2005.


      Comparison of 2003 and 2004 Fiscal Year Balance Sheet
      -----------------------------------------------------

                                For year ended        For quarter ended
                                December 31, 2004     March 31, 2005
                                -------------------   ------------------
Cash                            $              -      $             -

Total current assets                     549,081              510,369

Total assets                           1,395,763            1,299,261

Total current liabilities              1,547,245            1,862,118

Total liabilities                      1,547,245            1,862,118

Retained deficit                     (13,837,486)         (14,290,070)

Total stockholders equity       $       (151,482)     $      (562,857)

At March 31, 2005 our total assets decreased due to decreases in accounts receivable and inventory. Total liabilities increased primarily due to debt financing.

FACTORS AFFECTING FUTURE PERFORMANCE

Internal cash flows alone have not been sufficient to maintain our operations. We have had a history of losses and have been unable to attain profitability. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Our future internal cash flows will be dependent on a number of factors, including:
..     Our ability to encourage our distributors to sponsor new distributors and increase their own personal sales;
..     Our ability to promote our product lines with our distributors;
..     Our ability to develop successful new product lines;
..     Effects of future regulatory changes in the area of direct marketing, if any; and
..     Our ability to remain competitive in our markets.

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


ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer, who acts in the capacity of principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures, as defined by the Exchange Act. He determined that there were no significant deficiencies in our procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

31.1    Principal Executive Officer Certification
31.2    Chief Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Certificate of Amendment to Articles of Incorporation for Whole Living, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-QSB, filed November 15, 2004)
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed April 8, 2003)

10.2 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 14, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WHOLE LIVING, INC.


Date: May 13, 2005                 By: /S/ Douglas J. Burdick
                                       -------------------------------------
                                       Douglas J. Burdick
                                       President, Chief Executive Officer
                                       and Director