Form 10QSB
period 2005-06-30
WHOLE LIVING INC
filed 2005-08-12
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For quarterly period ended June 30, 2005


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  Commission File No.  000-26973

                        WHOLE LIVING, INC.
 ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

           Nevada                          87-0621709
 ----------------------      ------------------------------------
(State of incorporation)     (I.R.S. Employer Identification No.)

            433 East Bay Boulevard, Provo, Utah  84606
 ----------------------------------------------------------------
             (Address of principal executive offices)


          Registrant's telephone number:  (801) 655-1000

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [X]   No  [ ]

As of July 27, 2005, Whole Living, Inc. had a total of 66,377,245 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures..........................................11


                    PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................12

Signatures................................................................12




                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this financial information. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.
                Consolidated Financial Statements
                          June 30, 2005

                        Whole Living, Inc.
                   Consolidated Balance Sheets



                        ASSETS
                                                     June 30,    December 31,
                                                       2005          2004
                                                   ------------- -------------
                                                    (unaudited)
Current Assets
 Accounts Receivable (Net of Allowance of $27,000) $      9,736  $     24,866
 Inventory                                              429,827       516,551
 Prepaid Expenses                                        17,914         7,664
                                                   ------------- -------------
Total Current Assets                                    457,477       549,081

Property & Equipment, Net                               683,426       798,824

Other Assets
 Goodwill, Net                                           17,318        17,318
 Deposits                                                30,540        30,540
                                                   ------------- -------------
Total Other Assets                                       47,858        47,858
                                                   ------------- -------------

  Total Assets                                     $  1,188,761  $  1,395,763
                                                   ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Bank Overdraft                                    $     70,277  $     94,711
 Accounts Payable                                       333,356       603,939
 Accrued Expenses                                       205,405       350,163
 Contingent Liabilities                                       -       286,390
 Current Portion of Long-Term Liabilities             1,560,734       212,042
                                                   ------------- -------------
Total Current Liabilities                             2,169,772     1,547,245

Long Term Liabilities
 Notes Payable - Related Party                        1,560,734       212,042
 Less Current Portion                                (1,560,734)     (212,042)
                                                   ------------- -------------
Total Long Term Liabilities                                   -             -
                                                   ------------- -------------

  Total Liabilities                                   2,169,772     1,547,245

Stockholders' Equity
 Common Stock, $.001 Par Value;
   100,000,000 Shares Authorized:
   6,377,245 Shares Issued and Outstanding               66,377        66,377
 Additional Paid-In Capital                          13,710,194    13,710,194
 Retained Deficit                                   (14,727,670)  (13,837,486)
 Prepaid Expenses                                       (29,912)      (90,567)
                                                   ------------- -------------
Total Stockholders' Equity                             (981,011)     (151,482)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,188,761  $  1,395,763
                                                   ============= =============

<CAPTION


                              Whole Living, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)





                                                For the Three Months Ended   For the Six Months Ended
                                                             June 30                  June 30,
                                               ---------------------------- ---------------------------
                                                     2005         2004           2005          2004
                                               -------------- ------------- ------------- -------------
Sales                                          $     999,957 $   1,794,230  $  2,276,685  $  3,872,856

Cost Of Goods Sold                                   784,038     1,367,724     1,625,254     3,000,169
                                               -------------- ------------- ------------- -------------

Gross Profit                                         215,919       426,506       651,431       872,687

Operating Expenses
  Selling Expenses                                   187,159       110,828       291,130       260,979
  General and Administrative                         421,122       744,761     1,194,923     1,539,455
                                               -------------- ------------- ------------- -------------
    Total Operating Expenses                         608,281       855,589     1,486,053     1,800,434
                                               -------------- ------------- ------------- -------------

OPERATING INCOME (LOSS)                             (392,362)     (429,083)     (834,622)     (927,747)

OTHER INCOME(EXPENSE)
  Interest Expense                                   (45,294)      (55,126)      (68,664)      (97,525)
  Other Income                                            56            56        13,102            56
                                               -------------- ------------- ------------- -------------
    Total Other Income(Expense)                      (45,238)      (55,070)      (55,562)      (97,469)
                                               -------------- ------------- ------------- -------------

NET INCOME(LOSS) BEFORE INCOME TAXES                (437,600)     (484,153)     (890,184)   (1,025,216)

PROVISION FOR INCOME TAXES                                 -             -             -             -
                                               -------------- ------------- ------------- -------------

NET INCOME (LOSS)                              $    (437,600) $   (484,153) $   (890,184) $ (1,025,216)
                                               ============== ============= ============= =============

WEIGHTED AVERAGE INCOME (LOSS) PER SHARE       $       (0.01) $      (0.01) $      (0.01) $      (0.02)
                                               ============== ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING               66,377,245    43,079,640    66,377,245    43,079,640
                                               ============== ============= ============= =============








                                       5



                              Whole Living, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                  For the Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                      2005          2004
                                                                 -------------- -------------
Cash Flows From Operating Activities
Net Income (Loss)                                                $    (890,184) $ (1,025,216)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation & Amortization                                         140,837       312,570
   Stock Issued for Services                                                 -             -
   Amortization of Prepaid Expenses (Equity)                            60,655             -
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                  15,130        79,577
   Inventory                                                            86,724       (15,220)
   Prepaid Expenses                                                    (10,250)      (63,037)
   Deposits                                                                  -        (8,900)
  Increase (Decrease) in:
   Bank Overdraft                                                      (24,434)      118,183
   Accounts Payable and Accrued Expenses                              (701,731)      (91,274)
                                                                 -------------- -------------
    Net Cash Provided(Used) by Operating Activities                 (1,323,253)     (693,317)

Cash Flows from Investing Activities
  Proceeds from Escrow                                                       -        50,000
  Cash Paid for Property & Equipment                                   (25,439)     (197,302)
                                                                 -------------- -------------
    Net Cash Provided(Used) by Investing Activities                    (25,439)     (147,302)


Cash Flows from Financing Activities
  Cash Proceeds from Debt Financing                                  1,348,692       840,619
                                                                 -------------- -------------
    Net Cash Provided(Used) by Financing Activities                  1,348,692       840,619
                                                                 -------------- -------------

Increase (Decrease) in Cash                                                  -             -

Cash and Cash Equivalents at Beginning of Period                             -             -
                                                                 -------------- -------------

Cash and Cash Equivalents at End of Period                       $           -  $          -
                                                                 ============== =============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                       $       3,089  $      4,422
  Income Taxes                                                   $           -  $          -

Non-Cash Activities:
  Common Stock Issued for Services                               $           -  $          -
  Common Stock Issued for Infomercial                            $           -  $          -
  Common Stock Issued for Notes Payable and Accrued Interest     $           -  $          -


                                       6


                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                          June 30, 2005


GENERAL
-------

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2004.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments that are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

Whole Living is a holding company that operates through its wholly-owned subsidiary, Brain Garden, Inc. We are a total lifestyle company focused on bringing our customers convenient whole foods, personal care products, household cleaners and synthetic free alternatives to medicines. We employ a network marketing system to introduce our products to customers and independent distributors, and our distributors sponsor new distributors.

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

During early 2005 we focused our marketing efforts on the "90 Days to Freedom" program that gave customers a first hand experience of primary whole-food nutrition. We relied on our two-hour nutritional seminar format and we planned eleven seminars around the United States and Australia. We followed up each seminar with a conference approximately 45 days after the initial seminar with the intent to provide distributors with the opportunity to bring potential customers to sample our products.

In late April 2005, we launched a new marketing initiative to increase sales and awareness of our expanded product lines. We called this series the "Changing Lives Seminars." The Changing Lives Seminars includes a 90-minute presentation that introduces our company message, offers product samples, and focuses on healthier lifestyles and presents the benefits of whole foods in modern diets. We conducted an eleven city tour and followed it up with a second round city tour in the continental United States, Hawaii and Brisbane. Management believes this model will help brand our products and programs, as well as assist new distributors in attracting new clients.

Our major challenge for the next twelve months will be to increase our sales through our business model. Management will also continue to evaluate expenses related to operating activities, especially production and order fulfillment, and we intend to make adjustments to improve profitability.


LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not at a level that can support our operations and we recorded a net loss of $890,184 for the six month period ended June 30, 2005. Net cash used by operating activities was $1,323,253 for the six month period ended June 30, 2005 (the "2005 six month period") compared to $693,317 for the six month period ended June 30, 2004 (the "2004 six month period"). Net cash used by investing activities was $25,439 for the 2005 six month period compared to $147,302 for the 2004 six month period. The investing activities for both periods were primarily related to the purchase of property and equipment.

We will need additional financing to fund operations and to further develop our business plan. If we are unable to obtain additional funding we may be required to reduce personnel or scale back our business plans. For the short term management believes that revenues and additional financing will provide funds for operations. For the long term, management expects that the development of our Changing Lives Seminars and our World of Wellness programs will increase our revenues. We will likely continue to raise additional funds through loans, as needed. Management intends to use any available cash to fund our operations.

FINANCING

Historically, we have financed our operations through revenues and debt financing. Net cash provided by financing activities was $1,348,692 for the 2005 six month period compared to $840,619 for the 2004 six month period and was primarily related to debt financing in both periods. Management anticipates that additional capital for cash shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock.

We may also issue private placements of stock to raise additional funding.
Any private placement likely will rely upon exemptions from registration provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

COMMITMENTS AND CONTINGENT LIABILITIES

We have an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $208,800 through 2005 at December 31, 2004.

Our total current liabilities at June 30, 2005, were $2,169,772. The total current liabilities include a bank overdraft of $70,277, accounts payable of $333,356, accrued expenses of $205,405, and the current portion of long-term liabilities of $1,560,734. Our long term liabilities are notes payable to shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the three and six month periods ended June 30, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.


Comparison of 2004 and 2005 Three and Six Month Period Operations
-----------------------------------------------------------------

                           Six month      Six month      Three month    Three month
                           period ended   period ended   period ended   period ended
                           June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                           -------------- -------------- -------------- --------------
Sales                      $   2,276,685  $   3,872,856  $     999,957  $   1,794,230

Cost of goods sold             1,625,254      3,000,169        784,038      1,367,724






Gross profit                     651,431        872,687        215,919        426,506

Total operating expenses       1,486,053      1,800,434        608,281        855,589

Total other expense              (55,562)       (97,469)       (45,238)       (55,070)

Net loss                        (890,184)    (1,025,216)      (437,600)      (484,153)

Net loss per share         $       (0.01) $       (0.02) $       (0.01) $       (0.01)


We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2005 six month period decreased 41.2% from the 2004 six month period and sales for the 2005 second quarter decreased 44.3% from the 2004 second quarter.
This reduction in sales was primarily due to reduced marketing while we focused our energy on the development of our a business model.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. As sales have decreased so have cost of goods sold. Cost of goods sold was 71.4% of total sales for the 2005 six month period compared to 77.5% of total sales for the 2004 six month period. Cost of goods sold was approximately 78.4% of total sales for the 2005 second quarter compared to 76.2% of total sales for the 2004 second quarter.

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

Total operating expenses decreased 17.5% for the 2005 six month period compared to the 2004 six month period and these expenses decreased 28.9% for the 2005 second quarter compared to the 2004 second quarter. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, increased 11.6% for the 2005 six month period compared to the 2004 six month period. Selling expenses increased 68.9% for the 2005 second quarter compared to the 2004 second quarter. This increase was primarily due to the marketing efforts associated with our product seminars.

General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased 22.4% for the 2005 six month period compared to the 2004 six month period and these expenses decreased 43.5% for the 2005 second quarter compared to the 2004 second quarter.

Total other expense for the 2004 and 2005 periods was primarily related to interest expense from debt financing.

As a result of the above, we recorded net losses for the 2005 and 2004 periods. However, our net loss decreased 13.2% for the 2005 six month period compared to the 2004 period and decreased 9.6% for the 2005 second quarter compared to the 2004 second quarter.

The following chart summarizes our balance sheet at June 30, 2005, and December 31, 2004.

                     Summary of Balance Sheet
                    -------------------------

                             As of June 30, 2005  As of December 31, 2004
                             -------------------- -----------------------
Cash                         $              -      $              -

Total current assets                  457,477               549,081

Total assets                        1,188,761             1,395,763

Total current liabilities           2,169,772             1,547,245

Total liabilities                   2,169,772             1,547,245

Retained deficit                  (14,727,670)          (13,837,486)

Total stockholders equity    $       (981,118)     $       (151,482)


At June 30, 2005 our total current liabilities increased primarily due to notes payable of $1,560,734.


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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who acts in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Certificate of Amendment to Articles of Incorporation for Whole Living, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-QSB, filed November 15, 2004)
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Lease Agreement between Whole Living and Dare Associates, LLC, dated September 6, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed April 8, 2003)
21.1  Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit
      21.1 for Form 10-QSB, filed November 14, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WHOLE LIVING, INC.



Date: August 11, 2005         By: /s/ Douglas J. Burdick
                                  ---------------------------------
                                  Douglas J. Burdick
                                  President, Chief Executive Officer
                                  and Director