Form 10QSB
period 2005-09-30
WHOLE LIVING INC
filed 2005-11-14
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

As of October 25, 2005 Whole Living, Inc. had a total of 66,377,245 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures...........................................11

                    PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ................................................11

Item 6.  Exhibits..........................................................12

Signatures.................................................................12


                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of this financial information. The results of operations for the nine month period ended September 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                        Whole Living, Inc.

                Consolidated Financial Statements

                        September 30, 2005

                        Whole Living, Inc.
                   Consolidated Balance Sheets

                              ASSETS


                                                      Sept. 30    December 31
                                                        2005          2004
                                                    ------------- ------------
                                                    (Unaudited)
Current Assets
 Accounts Receivable (Net of Allowance of $18,000)  $        276  $    24,866
 Inventory                                               415,485      516,551
 Employee Advances                                        22,500            -
 Prepaid Expenses                                          7,664        7,664
                                                    ------------- ------------
Total Current Assets                                     445,925      549,081

Property & Equipment, Net                                627,391      798,824

Other Assets
 Goodwill, Net                                            17,318       17,318
 Deposits                                                 30,540       30,540
                                                    ------------- ------------
Total Other Assets                                        47,858       47,858
                                                    ------------- ------------

  TOTAL ASSETS                                      $  1,121,174  $ 1,395,763
                                                    ============= ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Bank Overdraft                                     $     55,871  $    94,711
 Accounts Payable                                        238,245      603,939
 Accrued Expenses                                        167,328      350,163
 Contingent Liabilities                                        -      286,390
 Current Portion of Long-Term Liabilities              2,018,939      212,042
                                                    ------------- ------------
Total Current Liabilities                              2,480,383    1,547,245

Long Term Liabilities
 Notes Payable - Related Party                         2,018,939      212,042
 Less Current Portion                                 (2,018,939)    (212,042)
                                                    ------------- ------------
                                                               -            -
                                                    ------------- ------------
  Total Liabilities                                    2,480,383    1,547,245

Stockholders' Equity
 Common Stock, $.001 Par Value;  100,000,000
   Shares Authorized: 66,377,245 Shares Issued
   and Outstanding                                        66,377       66,377
 Additional Paid-in Capital                           13,710,194   13,710,194
 Retained Deficit                                    (15,123,815) (13,837,486)
 Prepaid Expenses                                        (11,965)     (90,567)
                                                    ------------- ------------

Total Stockholders' Equity                            (1,359,209)    (151,482)
                                                    ------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  1,121,174  $ 1,395,763
                                                    ============= ============





                        Whole Living, Inc.
              Consolidated Statements of Operations
                           (Unaudited)


                               For the Three Months Ended   For the Nine Months Ended
                                       September 30                September 30
                               --------------------------- ---------------------------
                                    2005          2004          2005         2004
                               ------------- ------------- ------------- -------------

Sales                          $    833,066  $  1,535,457  $  3,109,752  $  5,408,313

Cost of Goods Sold                  623,754     1,104,154     2,248,623     4,104,323
                               ------------- ------------- ------------- -------------

Gross Profit                        209,312       431,303       861,129     1,303,990

Operating Expenses
  Selling Expenses                   53,177       195,177       344,307       456,156
  General and Administrative        523,283       626,382     1,729,793     2,165,837
                               ------------- ------------- ------------- -------------
    Total Operating Expenses        576,460       821,559     2,074,100     2,621,993
                               ------------- ------------- ------------- -------------

OPERATING INCOME (LOSS)            (367,148)     (390,256)   (1,212,971)   (1,318,003)

OTHER INCOME (EXPENSE)
  Interest Expense                  (29,430)      (20,866)      (98,096)     (118,391)
  Other Income                           58            28        24,737            84
                               ------------- ------------- ------------- -------------
    Total Other Income (Expense)    (29,372)      (20,838)      (73,359)     (118,307)
                               ------------- ------------- ------------- -------------
NET INCOME (LOSS) BEFORE
 INCOME TAXES                      (396,520)     (411,094)   (1,286,330)   (1,436,310)

PROVISION FOR INCOME TAXES                -             -             -             -
                               ------------- ------------- ------------- -------------

NET INCOME (LOSS)              $   (396,520) $   (411,094) $ (1,286,330) $ (1,436,310)
                               ============= ============= ============= =============
WEIGHTED AVERAGE INCOME
 (LOSS) PER SHARE              $      (0.01) $      (0.01) $      (0.02) $      (0.03)
                               ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    66,377,245    51,200,408    66,377,245    52,957,364
                               ============= ============= ============= =============







                        Whole Living, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                          For the Nine Months Ended
                                                                 September 30,
                                                        ------------------------------
                                                              2005           2004
                                                        --------------- --------------
Cash Flows From Operating Activities
  Net Income (Loss)                                     $   (1,286,330) $  (1,436,310)
  Adjustments to Reconcile Net Income (loss) to
  Net Cash Provided (Used) in Opearating Activities:
    Depreciation & Amortization                                196,872        457,597
    Amortization of Prepaid Expenses (Equity)                   78,602              -
  Change in Assets and Liabilities
    (Increase) Decrease in:
     Accounts Receivable                                        24,590         51,783
     Inventory                                                 101,066          2,454
     Prepaid Expenses                                                -         35,938
     Employee Advances                                         (22,500)        (1,250)
    Increase (Decrease) in:
     Bank Overdraft                                            (38,840)        57,119
     Accounts Payable and Accrued Expenses                    (834,918)      (143,422)
                                                        --------------- --------------
       Net Cash Provided (Used) by Operating Activities     (1,781,458)      (976,091)

Cash Flows From Investing Activities
  Proceeds from Escrow                                               -         50,000
  Payments for Escrow                                                -        (48,185)
  Payments for Property & Equipment                            (25,439)      (359,115)
                                                        --------------- --------------
       Net Cash Provided (Used) by Investing Activities        (25,439)      (357,300)

Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock                             -         48,185
  Proceeds from Debt Financing                               1,806,897      1,285,206
                                                        --------------- --------------
       Net Cash Provided (Used) by Financing Activities      1,806,897      1,333,391
                                                        --------------- --------------
Increase (Decrease) in Cash                                          -              -

Cash and Cash Eqivalents at Beginning of Period                      -              -
                                                        --------------- --------------

Cash and Cash Eqivalents at End of Period               $            -  $           -
                                                        =============== ==============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                              $            -  $       3,089
  Income Taxes                                          $            -  $           -



                                6

                        Whole Living, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2005


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

During 2004 we increased our product offerings to include hot cereals and healthy meal makers, plus we introduced a complete new line of Pulse. We launched our new essential oils World of Wellness program as part of our return to our focus on a total lifestyle company. Also, in December 2004 we opened a new fulfillment center in Brisbane, Australia to reduce costs and shipping time from ten days to three days for products to Australia and New Zealand.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not at a level that can support our operations and we recorded a net loss of $1,286,330 for the nine month period ended September 30, 2005. Net cash used by operating activities was $1,781,458 for the nine month period ended September 30, 2005 (the "2005 nine month period ") compared to $976,091 for the nine month period ended September 30, 2004 (the "2004 nine month period"). Net cash used by investing activities was $25,439 for the 2005 nine month period compared to $357,300 for the 2004 nine month period. The investing activities for both periods were primarily related to the purchase of property and equipment.

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

FINANCING

Historically, we have financed our operations through revenues and debt financing. Net cash provided by financing activities was $1,806,897 for the 2005 nine month period compared to $1,333,391 for the 2004 nine month period and was primarily related to debt financing in both periods. Management anticipates that additional capital for cash shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock.

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

Our total current liabilities at September 30, 2005, were $2,480,383 and included a bank overdraft of $55,871, accounts payable of $238,245, accrued expenses of $167,328, and the current portion of long-term liabilities of $2,018,939. Our long term liabilities are notes payable to shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the three and nine month periods ended September 30, 2005 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item I, above.

Comparison of 2005 and 2004 Three and Nine Month Period Operations
------------------------------------------------------------------

                  Nine month     Nine month     Three month    Three month
                  period ended   period ended   period ended   period ended
                  Sept. 30, 2005 Sept. 30, 2004 Sept. 30, 2005 Sept. 30, 2004
                  -------------- -------------- -------------- --------------
Sales             $     833,066  $   1,535,457  $   3,109,752  $   5,408,313

Cost of goods sold      623,754      1,104,154      2,248,623      4,104,323

Gross profit            209,312        431,303        861,129      1,303,990

Total operating
 expenses               576,460        821,559      2,074,100      2,621,993

Total other expense     (29,372)       (20,838)       (73,359)      (118,307)

Net loss               (396,520)      (411,094)    (1,286,330)    (1,436,310)

Net loss per
 share            $       (0.01) $       (0.01) $       (0.02) $       (0.03)

We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2005 nine month period decreased 45.7% compared to the 2004 nine month period and sales for the 2005 third quarter decreased 42.5% from the 2004 third quarter.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees. As sales have decreased so have cost of goods sold. Cost of goods sold ranged from approximately 72% to 75% of total sales for the comparable 2005 and 2004 periods.

Cost of goods sold also includes distributor commissions that are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

Total operating expenses decreased 29.8% for the 2005 nine month period compared to the 2004 nine month period and these expenses decreased 20.8% for the 2005 third quarter compared to the 2004 third quarter. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased 72.8% for the 2005 nine month period compared to the 2004 nine month period. Selling expenses decreased 24.5% for the 2005 third quarter compared to the 2004 third quarter. This decrease was primarily due to a reduction in marketing efforts in the 2005 periods.

General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased 15.0% for the 2005 nine month period compared to the 2004 nine month period and these expenses decreased 20.1% for the 2005 third quarter compared to the 2004 third quarter.

Total other expense for the 2004 and 2005 periods was primarily related to interest expense from debt financing.

As a result of the above, we recorded net losses and net loss per share for the 2005 and 2004 periods.

The following chart summarizes our balance sheet at September 30, 2005, and December 31, 2004.

                     Summary of Balance Sheet
                    -------------------------

                           As of September 30, 2005  As of December 31, 2004
                           ------------------------  -----------------------

Cash                       $                -         $               -

Total current assets                  455,925                   549,081

Total assets                        1,121,174                 1,395,763

Total current liabilities           2,480,383                 1,547,245

Total liabilities                   2,480,383                 1,547,245

Retained deficit                  (15,123,815)              (13,837,486)

Total stockholders equity  $      ( 1,359,209)        $        (151,482)


At September 30, 2005 our total current liabilities increased primarily due to notes payable of $2,018,939.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 17, 2003 Whole Living filed an action for a preliminary injunction in the United States District Court, District of Utah, Central Division against Don Tolman, a former consultant and founder of Brain Garden, LLC. The purpose of the injunction was to stop Mr. Tolman from competing against the company in violation of a non-compete agreement he signed. At a preliminary hearing on April 2, 2003, the Court issued a temporary restraining order which expired April 10, 2003. On May 5, 2003 Mr. Tolman filed a counterclaim for payments he alleges are due and owing to him. On August 2, 2003, the Court granted Whole Living's preliminary injunction against Mr. Tolman and other interested parties. On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc., doing business as Great American, the Wholefood Farmacy, in contempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430. On January 10, 2005, Think Again, Inc. filed for relief under Chapter 11 of the United States Bankruptcy

Code and sought removal of the Utah litigation to the United States Bankruptcy Court for the Eastern District of Tennessee. On September 28, 2005 Whole Living voluntarily dismissed without prejudice Think Again, Inc., doing business as Great American, the Wholefood Farmacy, from the civil litigation. Whole Living intends to pursue the remaining defendant's actions in the civil lawsuit. On August 5, 2005 Mark Bowen filed for relief under Chapter 7 of the United States Bankruptcy Code in the Eastern District of Tennessee. We are reviewing our options against this defendant and will pursue collection of the judgment against Wholefood Farmacy in its bankruptcy action.


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


                                  WHOLE LIVING, INC.


Date: November 9, 2005          By: /S/ Douglas J. Burdick
                                    ---------------------------------------
                                    Douglas J. Burdick
                                    President, Chief Executive Officer and
                                    Director, Principal Financial and
                                    Accounting Officer