Form 10QSB/A
period 2005-09-30
WHOLE LIVING INC
filed 2005-11-15
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
                         Amendment No. 1

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

THIS REPORT HAS BEEN AMENDED TO CORRECT THE COLUMN HEADINGS AND DISCUSSIONS IN RESULT OF OPERATIONS.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation.........3

                    PART II: OTHER INFORMATION

Item 6.  Exhibits .........................................................6

Signatures.................................................................7

                  PART I:  FINANCIAL INFORMATION

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not at a level that can support our operations and we recorded a net loss of $1,286,330 for the nine month period ended September 30, 2005. Net cash used by operating activities was $1,781,458 for the nine month period ended September 30, 2005 (the "2005 nine month period") compared to $976,091 for the nine month period ended September 30, 2004 (the "2004 nine month period"). Net cash used by investing activities was $25,439 for the 2005 nine month period compared to $357,300 for the 2004 nine month period. The investing activities for both periods were primarily related to the purchase of property and equipment.

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


Comparison of 2005 and 2004 Three and Nine Month Period Operations
-------------------------------------------------------------------

                Three month     Three month     Nine month      Nine month
                period ended    period ended    period ended    period ended
                Sept. 30, 2005  Sept. 30, 2004  Sept. 30, 2005  Sept. 30, 2004
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

We recognize revenue upon the receipt of the sales order, which is simultaneous with the payment and delivery of goods. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2005 third quarter decreased 45.7% compared to the 2004 third quarter and sales for the 2005 nine month period decreased 42.5% compared to the 2004 nine month period.

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

Total operating expenses decreased 29.8% for the 2005 third quarter compared to the 2004 third quarter and these expenses decreased 20.8% for the 2005 nine month period compared to the 2004 nine month period. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased 72.8% for the 2005 third quarter compared to the 2004 third quarter. Selling expenses decreased 24.5% for the 2005 nine month period compared to the 2004 nine month period. This decrease was primarily due to a reduction in marketing efforts in the 2005 periods.

General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased 16.5% for the 2005 third quarter compared to the 2004 third quarter and these expenses decreased 20.1% for the 2005 nine month period compared to the 2004 nine month period.

Total other expense for the 2004 and 2005 periods was primarily related to interest expense from debt financing.

As a result of the above, we recorded net losses and net loss per share for the 2005 and 2004 periods.

The following chart summarizes our balance sheet at September 30, 2005, and December 31, 2004.

                    Summary of  Balance Sheet
                   ---------------------------

                            As of September 30, 2005  As of December 31, 2004
                            ------------------------  -----------------------
Cash                        $                    -    $                    -

Total current assets                       455,925                   549,081

Total assets                             1,121,174                 1,395,763

Total current liabilities                2,480,383                 1,547,245

Total liabilities                        2,480,383                 1,547,245

Retained deficit                       (15,123,815)              (13,837,486)

Total stockholders equity    $          (1,359,209)   $             (151,482)


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


                              WHOLE LIVING, INC.

                               /S/ Douglas J. Burdick
Date: November 14, 2005    By:______________________________________
                              Douglas J. Burdick
                              President, Chief Executive Officer and Director Principal Financial and Accounting Officer