Form 10KSB/A
period 2004-12-31
WHOLE LIVING INC
filed 2006-04-10
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number: 0-26973

                        Whole Living, Inc.
      _____________________________________________________
      (Exact name of registrant as specified in its charter)

       Nevada                                      87-0621709
_______________________                ___________________________________
(State of incorporation)               (I.R.S. Employer Identification No.)

972 North 1430 West, Orem, Utah                       84057
________________________________________            ___________
(Address of principal executive offices)            (Zip code)

Issuer's telephone number, including area code: (801) 655-5500
                                                _______________

433 East Bay Boulevard, Provo, Utah 84606
_________________________________________
(Former address)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Documents incorporated by reference: None
Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         EXPLANATORY NOTE

In December 2005 the Securities and Exchange Commission ("SEC") conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2004. The SEC requested that we revise the financial statements for the years ended December 31, 2003 and 2004 and revise the disclosures is this report to comply with its comments. Specifically, goodwill was reclassified as an intangible asset to be amortized over a five year period and warrants to be satisfied with free trading shares were reclassified as a liability. See Note 9 to the financial statements for further explanation. Other than these changes, the disclosures in this amended report are as of the initial filing date of April 1, 2005 and do not include subsequent events.


                        TABLE OF CONTENTS

                             PART II


Item 6.   Management's Discussion and Analysis..............................3
Item 7.   Financial Statements..............................................6
Item 8A.  Controls and Procedures..........................................23

                             PART III

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................23
Item 13.  Exhibits.........................................................24
Signatures.................................................................26




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

                             PART II

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not at a level which can support our operations and we have recorded net losses for the years ended December 31, 2003 and 2004. At December 31, 2004 we had an accumulated deficit of $14,044,804. We will need additional financing to fund operations and to further develop our business plan. If we are unable to obtain additional funding we may be required to reduce personnel or scale back our business plans.

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

Net cash used by operating activities was $1,444,489 for the 2004 year compared to $730,132 for the 2003 year. Net cash used by investing activities was $314,052 for the 2004 year compared to $952,521 for the 2003 year. The investing activities for both years were primarily related to purchases of property and equipment and the development of software.

FINANCING

Historically, we have financed our operations through revenues and debt financing. Net cash provided by financing activities was $1,758,541 for the 2004 year compared to $1,682,653 for the 2003 year. Management anticipates that additional capital for cash shortfalls will be provided by debt financing. We may pay these loans with cash, if available, or convert these loans into common stock. We may also issue private placements of stock to raise additional funding. Any private placement likely will rely upon exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

COMMITMENTS AND CONTINGENT LIABILITIES

We have an operating lease for our office and manufacturing facility at $17,400 per month. Future minimum payments on operating leases for office space and warehouse space were $208,800 through 2005 at December 31, 2004.

Our total current liabilities were $1,737,245 at December 31, 2004. The total current liabilities include a bank overdraft of $94,711, accounts payable of $603,939, accrued expenses of $350,163, contingent liabilities related to legal proceedings of $286,390, and the current portion of long-term liabilities of $212,042.

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

        Comparison of 2003 and 2004 Fiscal Year Operations
      -----------------------------------------------------

                                                    2003            2004
                                               -------------   ------------

Sales                                          $ 12,323,973    $  6,758,535

Cost of goods sold                                9,459,391       5,326,683

Gross profit                                      2,864,582       1,431,852

Total operating expenses                          3,738,458       3,929,770

Loss from operations                               (873,876)     (2,497,918)

Other expense                                      (298,065)             83

Net loss                                         (1,171,941)     (2,497,835)

Net loss per share                             $      (0.03)   $      (0.05)


We recognize revenue upon shipment of a sales order. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2004 year decreased 45.2% from the 2003 year due to reduced marketing while we focused our energy on the development of our new business model.

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

Total operating expenses increased 5.1% for the 2004 year compared to the 2003 year. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased to $456,156 for the 2004 year compared to $749,721 for the 2003 year. This decrease was primarily due to higher marketing expenses for our Food First Program during the 2003 year. General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased to $3,473,614 for the 2004 year compared to $2,988,737 for the 2003 year.

Total other income/expense for the 2004 year included a loss for contingent liabilities of a $250,000 for legal proceedings, interest expense of $120,649 and a $280,000 gain on the valuation of warrants granted in 2002 that remain outstanding (See Item 11 "Securities Authorized Under Equity Compensation Plans - Consulting Agreements"). For 2003 total other income/expense included interest expense of $76,196, a $63,173 loss on the disposal of assets upon termination of the Vestrio Corporation acquisition agreement, $53,852 miscellaneous expense and a $105,000 loss on the valuation of warrants outstanding.

As a result of the above, our net loss increased for the 2004 year and our net loss per share was $0.05 for the 2004 year.

The following chart summarizes our balance sheet at December 31, 2003 and 2004.

      Comparison of 2003 and 2004 Fiscal Year Balance Sheet
     -------------------------------------------------------

                                             2003                2004
                                       ---------------    ----------------
Cash                                   $            -     $             -

Total current assets                          875,573             549,081

Total assets                                1,788,844           1,378,445

Total current liabilities                   2,807,040           1,737,245

Total liabilities                           2,807,040           1,737,245

Retained deficit                          (11,546,969)        (14,044,804)

Total stockholders equity              $     (358,800)    $    (1,018,196)


At December 31, 2004 our total assets had decreased 37.2% compared to the prior year due to decreases in cash, accounts receivable, prepaid expenses and property and equipment. Accounts receivable for 2003 were higher due to account renewal fees, transit credit card sales and sales receivable from the Australian sales office. Total liabilities also decreased 38.1% for 2004 primarily due to the conversion of notes payable included in 2003.

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

                  ITEM 7.  FINANCIAL STATEMENTS


                        WHOLE LIVING, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2004 and 2003


                         C O N T E N T S


Auditors' Report......................................................7

Consolidated Balance Sheets...........................................8

Consolidated Statements of Operations.................................9

Consolidated Statements of Stockholders' Equity......................10

Consolidated Statements of Cash Flows................................11

Notes to the Consolidated Financial Statements....................12-22

Chisholm                                        533 West 2600 South, Suite 25
  Bierwolf &                                            Bountiful, Utah 84010
    Nilson, LLC                                         Phone: (801) 292-8756
Certified Public Accountants                              Fax: (801) 292-8809



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     -------------------------------------------------------


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

As discussed in Note 9 to the consolidated financial statements, there were errors in reporting the Company's warrants and goodwill that were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.


/s/ Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 26, 2005 except for Note 1 and Note 8 dated March 29, 2006

                        Whole Living, Inc.
                   Consolidated Balance Sheets


                       ASSETS
                       ------

                                                          December 31,
                                                 -------------- -------------
                                                       2004         2003
                                                 -------------- -------------
                                                   (Restated)    (Restated)
Current Assets
  Cash                                           $           -  $          -
  Restricted Cash                                            -        50,000
  Accounts Receivable (Net of Allowance of
   $0 and $27,000)                                      24,866       134,468
  Inventory                                            516,551       647,953
  Prepaid Expenses                                       7,664        43,152
                                                 -------------- -------------
Total Current Assets                                   549,081       875,573

Property & Equipment, Net                              798,824       891,631

Other Assets
  Deposits                                              30,540        21,640
                                                 -------------- -------------
Total Other Assets                                      30,540        21,640
                                                 -------------- -------------

  Total Assets                                   $   1,378,445  $  1,788,844
                                                 ============== =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities
  Bank Overdraft                                 $      94,711  $    135,890
  Accounts Payable                                     603,939       619,071
  Accrued Expenses                                     350,163       278,199
  Contingent Liabilities                               286,390       190,390
  Derivatives                                          190,000       470,000
  Current Portion of Long-Term Liabilities             212,042     1,113,490
                                                 -------------- -------------
Total Current Liabilities                            1,737,245     2,807,040

Long Term Liabilities
  Notes Payable - Related Party                        212,042     1,113,490
  Less Current Portion                                (212,042)   (1,113,490)
                                                 -------------- -------------
Total Long Term Liabilities                                  -             -

  Total Liabilities                                  1,737,245     2,807,040

Stockholders' Equity
  Common Stock, $.001 Par Value; 100,000,000
   Shares Authorized; 66,377,245 and 43,079,640
   Shares Issued and Outstanding, Respectively          66,377        43,080


  Additional Paid-In Capital                        13,710,194    10,731,056
  Retained Deficit                                 (14,044,804)  (11,546,969)
  Prepaid Expenses                                     (90,567)     (245,363)
                                                 -------------- -------------
  Total Stockholders' Equity                          (358,800)   (1,018,196)
                                                 -------------- -------------

  Total Liabilities and Stockholders' Equity     $   1,378,445  $  1,788,844
                                                 ============== =============




      The accompanying notes are an integral part of these consolidated financial statements

                        Whole Living, Inc.
              Consolidated Statements of Operations

                                                     For the Years Ended
                                                         December 31,
                                                 ----------------------------
                                                      2004          2003
                                                 -------------- -------------
                                                   (Restated)    (Restated)

Sales                                            $   6,758,535  $ 12,323,973

Cost Of Goods Sold                                   5,326,683     9,459,391
                                                 -------------- -------------

Gross Profit                                         1,431,852     2,864,582
                                                 -------------- -------------
Operating Expenses
  Selling Expenses                                     456,156       749,721
  General and Administrative                         3,473,614     2,988,737
                                                 -------------- -------------
    Total Operating Expenses                         3,929,770     3,738,458
                                                 -------------- -------------

Operating Income (Loss)                             (2,497,918)     (873,876)

Other Income (Expense)
  Loss on Lawsuit Contingency                         (250,000)            -
  Loss on Disposal of Assets                                 -       (63,173)
  Miscellaneous Expense                                 90,619       (53,852)
  Gain (Loss) on Valuation of Derivatives              280,000      (105,000)
  Interest Income                                          113           156
  Interest Expense                                    (120,649)      (76,196)
                                                 -------------- -------------
    Total Other Income(Expense)                             83      (298,065)
                                                 -------------- -------------

Net Income (Loss) Before Income Taxes               (2,497,835)   (1,171,941)

Provision for Income Taxes                                   -             -
                                                 -------------- -------------

Net Income (Loss)                                $  (2,497,835) $ (1,171,941)
                                                 ============== =============

Weighted Average Income (Loss) Per Share         $       (0.05) $      (0.03)
                                                 ============== =============

Weighted Average Shares Outstanding                 49,412,578    41,745,084
                                                 ============== =============



       The accompanying notes are an integral part of these consolidated financial statements.



                                Whole Living, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                         Common Stock          Additional    Retained
                                   --------------------------- Paid-in       Earnings      Prepaid
                                      Shares         Amount    Capital       (Deficit)     Expenses
                                   ------------- ------------- ------------- ------------- -------------
Balance,
 December 31, 2002 (Restated)        32,849,640  $     32,850  $  9,337,002  $(10,375,028) $   (110,500)

February 2003 - shares issued
 for prepaid expenses at $0.14
 per share                            2,700,000         2,700       393,452             -      (396,152)

February 2003 - shares issued
 for notes payable and accrued
 interest at $0.14 per share          7,460,000         7,460       962,054             -             -

December 2003 - shares issued
 for prepaid expenses at $0.55
 per share                               70,000            70        38,548             -       (38,618)

Amortization of prepaid expenses              -             -             -             -       299,907

Net income (loss) for the year
 ended December 31, 2003
 (Restated)                                   -             -             -    (1,171,941)            -
                                   ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2003           43,079,640        43,080    10,731,056   (11,546,969)     (245,363)

January 2004 - shares issued for
 services at $0.39 per share             30,000            30        11,670             -             -

July 2004 - shares issued for
 notes payable and accrued
 interest at $0.15 per share         10,780,000        10,780     1,606,035             -             -

November 2004 - shares issued
 for notes payable and accrued
 interest at $0.12 per share          9,784,130         9,784     1,039,929             -             -

November 2004 - shares issued
 for prepaid expense at $0.12
 per share                              600,000           600        71,190             -       (71,790)

December 2004 - shares issued
 for notes payable and accrued
 interest at $0.12 per share          2,103,475         2,103       250,314             -             -

Amortization of prepaid expenses              -             -             -             -       226,586

Net income (loss) for the year
 ended December 31, 2004
 (Restated)                                   -             -             -    (2,497,835)            -
                                   ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2004
 (Restated)                          66,377,245  $     66,377  $ 13,710,194  $(14,044,804) $    (90,567)
                                   ============= ============= ============= ============= =============



The accompanying notes are an integral part of these consolidated financial statements.

                                     10




                          Whole Living, Inc.
                 Consolidated Statements of Cash Flows



                                                                   For the Years Ended
                                                                      December 31,
                                                              -----------------------------
                                                                    2004          2003
                                                              -------------- --------------
                                                                (Restated)    (Restated)
Cash Flows From Operating Activities
Net Income(Loss)                                              $  (2,497,835) $  (1,171,941)
Adjustments to Reconcile Net Income(Loss) to
 Net Cash Provided(Used) in Operating Activities:
   Depreciation and Amortization                                    683,446        511,192
   Stock Issued for Services                                         11,700              -
   Stock Issued for Accrued Interest                                120,649         49,514
   Loss on Disposal of Assets                                             -         63,173
   Deposits                                                          (8,900)        14,795
   Bad Debt Expense                                                       -         27,000
   Notes Payable Issued for Wages                                         -         27,000
   Notes Payable Issued for Finance Charges                          48,000              -
 Changes in Assets and Liabilities
   (Increase) Decrease in:
   Accounts Receivable                                              109,602       (128,023)
   Receivables - Other                                                    -              -
   Inventory                                                        131,402          5,714
   Prepaid Expenses                                                  35,488         (6,139)
   Increase (Decrease) in:
   Accounts Payable                                                 (15,132)       (74,176)
   Contingent Liabilities                                            96,000        (18,429)
   Derivatives                                                     (280,000)       105,000
   Accrued Expenses                                                 121,091       (134,812)
                                                              -------------- --------------
    Net Cash Provided(Used) by Operating Activities              (1,444,489)      (730,132)
                                                              -------------- --------------
Cash Flows from Investing Activities
  Cash Paid (to) from Escrow                                         50,000        (50,000)
  Cash Paid for Property and Equipment                             (364,052)      (902,521)
                                                              -------------- --------------
    Net Cash Provided(Used) by Investing Activities                (314,052)      (952,521)
                                                              -------------- --------------
Cash Flows from Financing Activities
  Bank Overdraft                                                    (41,179)       108,678
  Cash Received from Notes Payable - Related Party                1,841,985      1,573,975
  Cash Paid for Notes Payable - Related Party                       (42,265)             -
                                                              -------------- --------------
    Net Cash Provided(Used) by Financing Activities               1,758,541      1,682,653
                                                              -------------- --------------

Increase (Decrease) in Cash                                               -              -

Cash and Cash Equivalents at Beginning of Period                          -              -
                                                              -------------- --------------
Cash and Cash Equivalents at End of Period                    $           -  $           -
                                                              ============== ==============
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                    $           -  $       8,797
  Income Taxes                                                $           -  $           -

Non-Cash Activities:
  Stock Issued for Services                                   $      11,700  $           -
  Stock Issued for Notes Payable, Accrued Interest and Fees   $   2,918,945  $     969,514
  Stock Issued for Prepaid Expenses                           $      71,790  $     435,130
  Notes Payable Issued for Wages                              $           -  $      27,000




The accompanying notes are an integral part of these consolidated financial statements





                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

On November 30, 1998, the Company acquired many of the assets, lease obligations and much of the product line of Brain Garden. The acquisition was recorded using the purchase method of a business combination. Intangible assets such as distributor down lines, customer lists and product name identifications were recorded in the acquisition in the amount of $43,294 and were amortized over 60 months. The Company paid $283,800 for the purchase of Brain Garden assets. The Company assumed leases in the amount of $14,500.
The Company also assumed an operating lease for office space which expired during 1999.

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

The Company's source of revenue is from the sale of various food products and other natural products. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product. The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor. Returns are approximately 1% of sales for both periods presented. All conditions of FASB 48 are met and the revenue is recorded upon sale, with an estimated accrual for returns. The Company has no sources of comprehensive income.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

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

                                                     December 31,
                                                 2004          2003
                                            ------------- --------------
          Income (Loss) Numerator           $ (2,497,835) $  (1,171,941)
          Shares (Denominator)                49,412,578     41,745,084
                                            ------------- --------------
          Per Share Amount                  $      (0.05) $       (0.03)
                                            ============= ==============

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

Deferred tax assets and the valuation account is as follows at December 31, 2004 and 2003:
                                                         December 31,
                                                     2004          2003
                                               -------------- --------------
     Deferred tax asset:
        NOL carryforward                       $   4,692,000  $   3,740,000
     Valuation allowance                          (4,692,000)    (3,740,000)
                                               -------------- --------------
                                               $           -  $           -
                                               ============== ==============

f.   Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

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

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

k.   Stock Options and Warrants

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

l.   Commissions

Commissions are recognized at the point of sale and are recorded as an expense in the cost of goods sold.

m.   Derivatives

Warrants issued that are potentially settled with free trading common stock are accounted for according to EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Derivative liabilities are adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and are reassessed to determine whether the warrants should be classified as a liability or equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in the Company's stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in the Company's stock price.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004 and 2003:

                                                          December 31,
                                                       2004          2003
                                                 -------------- --------------
     Equipment & furnishings                     $     427,712  $     363,668
     Office furniture & fixtures                        98,932         75,723
     Software                                        1,374,422      1,097,622
                                                 -------------- --------------
                                                     1,901,066      1,537,013
     Accumulated depreciation                       (1,102,242)      (645,382)
                                                 -------------- --------------
          Total Property & Equipment             $     798,824  $     891,631
                                                 ============== ==============

NOTE 3 - LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2004 and 2003:

                                                           December 31,
                                                      2004           2003
                                                 -------------- --------------

Notes payable - related party is detailed as follows:

Note payable to a shareholder of the Company,
 bearing interest at 12%, principal due upon
 maturity,  matures May 2005, secured by
 inventory, equipment and accounts receivable    $     211,052  $   1,086,490

Note payable to an Officer of the Company,
 non-interest bearing payable upon demand,
 and unsecured                                             990         27,000
                                                 -------------- --------------
Total long term liabilities                            212,042      1,113,490

Less current portion of:
   Notes payable - related party                       212,042      1,113,490
                                                 -------------- --------------

          Total current portion                  $     212,042  $   1,113,490
                                                 ============== ==============

Net Long Term Liabilities                        $           -  $           -
                                                 ============== ==============

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2004:

          2005                                                  $     212,042
                                                                ==============
Total notes payable and notes payable-related party             $     212,042
                                                                ==============

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company committed to an operating lease for office/warehouse space. The lease requires monthly payments of $17,400 and expires in December 2005.

     Future minimum payments on the operating lease is as follows:

           2005                                         $          208,800
                                                        ==================
          Total                                         $          208,800
                                                        ==================


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

The Company's request was denied by the Oregon court and the appeal is pending. The default judgment granted to the individual a damage award of $100,000 and accrued interest for alleged adverse effects of using the
Company's products.   As of December 31, 2003, the Company has recognized a
contingent liability of $100,000 for the estimated probable loss. During 2004, the Company paid $100,000 in settlement of the lawsuit.

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

continue to advance. However, any monies legitimately due and owed based on the copier lease will be paid by the Company. As of December 31, 2004, there are ongoing settlement negotiations regarding this claim. As of December 31, 2004 and 2003, a probable loss from the settlement is estimated not to exceed $13,000. The Company has recognized a contingent liability of $13,000 as of December 31, 2004 and 2003.

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
                                                      ===========

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 7 - EMPLOYEE STOCK OPTIONS (CONTINUED)

                Number      Weighted                   Number
              of Options    Average      Weighted    of Options     Weighted
             Outstanding   Remaining      Average   Exercisable at  Average
 Exercise    December 31, Contractual    Exercise    December 31,   Exercise
   Price        2004      Life (Years)     Price        2004         Price
------------ ------------ ------------ ------------ -------------- -----------
    $0.50     1,400,000      1.5          $0.50        1,400,000     $0.50


NOTE 8 - WARRANTS (RESTATED)

The following tables summarize the information regarding warrants at December 31, 2004 and 2003.

     Warrants Outstanding at December 31, 2002          1,500,000
          Granted                                               -
          Exercised                                             -
          Forfeited                                             -
                                                       -----------
     Balance, December 31, 2003                         1,500,000
          Granted                                               -
          Exercised                                             -
          Forfeited                                             -
                                                       -----------
     Balance, December 31, 2004                         1,500,000
                                                       ===========

                               Number of
                               Warrants      Average
                            Outstanding at   Remaining      Average
                Exercise      December 31,  Contractual     Exercise
                  Price          2004       Life (Years)     Price
               ------------ -------------- -------------- ------------
               $   0.25       1,000,000        2.3         $  0.25
               $   0.50         500,000        2.5         $  0.50


As of December 31, 2004 and 2003, pursuant to EITF 00-19, the Company has recognized a gain on the valuation of warrants of $280,000 and a loss on the valuation of warrants of $105,000, respectively.

NOTE 9 - RESTATEMENT

The financial statements for the year ended December 31, 2004 and 2003 were restated to reflect issues identified during a regulatory review of the financial statements. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 9 - RESTATEMENT (CONTINUED)

On November 30, 1998, the Company acquired from Brain Garden, Inc., assets such as distributor down lines, customer lists and product name identifications. These assets were classified as goodwill and tested for impairment on an annual basis. The assets acquired have been reclassified as an intangible asset with a definite life and amortized on a straight-line basis over a 5 year period. Due to the amortization and reclassification, amortization expense has increased for the years ended December 31, 2004 and 2003 in the amount of $0 and $8,659. The net book value of the intangible assets at December 31, 2004 and 2003 is $0.

During 2002, the Company granted 1,500,000 warrants for services valued at
$325,000.   The warrants were originally classified as equity but have been restated as a liability pursuant to EITF 00-19 since the warrants are to be satisfied with free trading shares. As of December 31, 2004 and 2003, due to the reclassification, a liability has been recognized of $190,000 and $470,000, respectively. At December 31, 2004 and 2003, in conjunction with the revaluation of the warrants, a gain of $280,000 and a loss of $105,000, respectively has been recognized.

The Company has expanded or changed footnote disclosures included in Note 1 and Note 8.

                ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective as of December 31, 2004. They identified a weakness in our disclosure controls and procedures with respect to applying existing accounting pronouncements regarding the treatment of derivative securities bearing registration rights and the associated accounting entries. Management is taking steps to implement appropriate corrective action including, but not limited to, changes to the way we process and evaluate instruments with derivative securities that are granted registration rights.

Other than the actions described above, there has been no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                             PART III

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

               EQUITY COMPENSATION PLAN INFORMATION

_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity compensation
plans approved by
security holders           0                  0                    0

Equity compensation
plans not approved
by security holders     2,900,000 (1)      $  0.41             2,587,482

Total                   2,900,000          $  0.41             2,587,482
______________________________________________________________________________

      (1) Represents 1,400,000 options and 1,500,000 warrants


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

                            MANAGEMENT

Name and Address of        Number of Shares of   Underlying Shares  Percentage
Beneficial Owners          Common Stock          Options (1)        of Class
_______________________    __________________    _________________  __________
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


                        ITEM 13.  EXHIBITS

No.   Description

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

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


WHOLE LIVING, INC.



                                 /S/ Ronald K. Williams
Date: April 3, 2006          By: _______________________________________
                                 Ronald K. Williams, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




Date: April 3, 2006              /s/ Ronald K. Williams
                                 ________________________________________
                                 Ronald K. Williams
                                 Chairman of the Board, President and
                                 Chief Executive Officer


                                 /s/ Robert Reitz
Date: April 3, 2006              _________________________________________
                                 Robert Reitz
                                 Chief Financial Officer, Secretary/
                                 Treasurer and Director



                                  /s/ Brenda Huang
Date: April 3, 2006              _________________________________________
                                 Brenda Huang
                                 Director