Form 10KSB
period 2005-12-31
WHOLE LIVING INC
filed 2006-04-10
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended: December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number: 0-26973

                        Whole Living, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Nevada                       87-0621709
-----------------------       ------------------------------------
(State of incorporation)      (I.R.S. Employer Identification No.)


972 North 1430 West, Orem, Utah                         84057
----------------------------------------            -------------
(Address of principal executive offices)             (Zip code)


Issuer's telephone number, including area code:    (801) 655-5500
                                                   ---------------

433 East Bay Boulevard, Provo, Utah 84606
-----------------------------------------
         (Former address)

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

State issuer's revenue for its most recent fiscal year: $ 3,796,216

As of March 23, 2006 the registrant had 6,653,977 post-reverse split shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $12,735,033.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS



                              PART I

Item 1.  Description of Business.............................................3
Item 2.  Description of Property............................................10
Item 3.  Legal Proceedings..................................................11
Item 4.  Submission of Matters to a Vote of Security Holders................12

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........12
Item 6.  Management's Discussion and Analysis or Plan of Operation..........14
Item 7.  Financial Statements...............................................18
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................35
Item 8A. Controls and Procedures............................................35
Item 8B. Other Information..................................................35

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act..................36
Item 10. Executive Compensation.............................................37
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters....................................38
Item 12. Certain Relationships and Related Transactions.....................40
Item 13. Exhibits...........................................................40
Item 14. Principal Accountant Fees and Services.............................41
Signatures..................................................................42



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

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

Whole Living, Inc. was incorporated in the state of Nevada on March 18, 1999. In May of 1999, Whole Living merged with Whole Living Inc., a Utah corporation, which owned the trademark "Brain Garden." and some of the products and formulas presently being marketed by Brain Garden, Inc. Whole Living formed Brain Garden, Inc., a Nevada corporation, in May 2002, and Whole Living transferred the assets related to the Brain Garden products to this wholly-owned subsidiary, but Ronald Williams holds the registered Brain Garden trademark..

On January 12, 2006, our board of directors approved an agreement to purchase 2,300,000 membership interest units of ForeverGreen International, LLC, a Utah limited liability company ("ForeverGreen"). ForeverGreen is a network marketing company that focuses on whole foods and natural products. On January 13, 2006, we completed the acquisition pursuant to the Member Interest Purchase Agreement and acquired 2,300,000 membership units that represent a 23% interest in ForeverGreen in exchange for 1,266,667 (19,000,000 pre-split) restricted common shares of Whole Living.

As a result of this transaction, ForeverGreen is an affiliate of Whole Living. Pursuant to the purchase agreement, members of ForeverGreen were appointed as directors and officers of Whole Living (See Item 9, below for information regarding the new directors and officers) and on February 24, 2006, Whole Living effected a 15-to-1 reverse split of our common stock (See Item 5., below, for information about the reverse stock split.)

OUR BUSINESS

Whole Living is a holding company which operates through its wholly-owned subsidiary, Brain Garden, Inc. and with an affiliate ForeverGreen. Brain Garden is a network marketing company dedicated to introducing and promoting healthy and convenient whole foods, nutritional supplements, personal care products and essential oils through its independent contractor distributors and customers. During 2004 and 2005 our business was based on the operations of Brain Garden and the financial statements included in this annual report reflect the operations of only Brain Garden.

We joined forces with ForeverGreen to obtain access to their corporate leadership, consolidate our management team and to obtain access to the ForeverGreen's exclusive and best-selling FrequenSea(TM) product with marine phytoplankton. In addition, this combination has greatly increased and enhanced our product lines with the addition of organic 24 Karat Chocolate and exclusive plant life concentrate products. Our distributors, now called Members, also benefit through additional compensation plan earnings through the ForeverGreen Compensation Plan as well as benefit from the experienced leadership of the combined Whole Living and ForeverGreen Management team. Brain Garden Members have been welcomed into the ForeverGreen Compensation Plan and are included within and bound by the ForeverGreen Contract and Policies and Procedures. Because we have combined our Members with ForeverGreen Members, consolidated our product line with the product line of ForeverGreen and now have the same management as ForeverGreen, the business of Brain Garden and ForeverGreen are now identical.

Our product philosophy is to develop, manufacture and market the best of science and nature through innovative formulations as we produce and manufacture whole foods, nutritional supplements, personal care products and essential oils.

We believe that eating healthy and synthetic-free whole foods and beverages are the basis of health and longevity. We provide health answers, not only through exclusive nutritional whole food beverages, but also by providing a product line of delicious whole foods that can be eaten for every meal, instead of the processed, fatty and preservative-laden synthetic meals found in today's society. Many competitor companies provide capsules, powders, pills or tablets as nutritional supplements, but generally fail to provide an every-meal alternative to the processed and nutrient depleted foods found in the three main daily meals of most common consumers. We provide the every-meal answer with a variety of appetizing healthy food products that allow our Members and customers to eat healthy for every meal and snack throughout the day. In addition, we provide healthy personal care products as an alternative to the chemical and synthetic products in the marketplace that may negatively impact our health.

We remain committed to developing and providing quality products that are innovative, healthy, efficacious, easy to use and easy to sell. Our unique products, along with a distinct and fresh corporate philosophy and message of physical, emotional and spiritual health through service to community and others, attract consumers as well as Members who wish to own a home-based business selling our products and spreading our message.

Principal Products

FrequenSea(TM). Our primary nutrition, whole food, product is FrequenSea, which is a whole food beverage tonic consisting of marine phytoplankton, ionic sea minerals, frankincense and aloe vera in a blend of blueberry, cranberry and lime juice concentrates. FrequenSea is sold as a single bottle trial pack or a four bottle pack. The marine phytoplankton in FrequenSea contains over 200 different sea algae including spirolina and astaxathin that are all processed through proprietary and patent pending processes at a one-of-a-kind Sea Farm. The 1/2 ounce daily dose of FrequenSea provides over 66 vitamins and minerals and includes amino acids and omega 3 oils in a convenient bio-available form for easy ingestion and quick absorption. Since January 2006 when our Members first had access to purchase FrequenSea, its sales have increased 78% and the FrequenSea product purchases equal 60% of our total sales.

24 Karat Chocolate(R). ForeverGreen and Brain Garden Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and is processed without the fats, milk and waxes common in many chocolate products. This naturally dark chocolate comes in mint, almond and his and hers varieties as well as fondue chips with a chocolate melter for use at chocolate fondue parties. The 24 Karat Chocolate(R) is also used as an ingredient in the weight management products Thunder(TM), Lightning(TM) and Thunder De-Lite(TM).

Weight Management Products. For those desiring to maintain their healthy weight or lose weight to obtain the health and vitality associated with good nutrition and their proper weight, the Thunder(TM) meal replacement powder provides 28% of the protein your body needs in an apple fiber base with natural sweeteners and antioxidants. Lightning(TM) is the supplement capsule of 24 Karat Chocolate , cayenne, green tea and cascara sagrada designed to assist the body naturally cleanse itself. Dynamic Plus(TM) and Probiotic Plus(TM) provide the body with probiotics to re-establish the natural flora the body needs for optimal health and to support the immune system while increasing nutrient absorption. Thunder DeLite(TM) combines the taste and nutrition of Thunder(TM) with the appetite and weight control benefits of Hoodia Gordonii to assist people meet their desired weight goals in a program combination that includes increased exercise and drinking plenty of the company produced Rain(TM), a purified water that has been re-mineralized with important trace minerals for optimal absorption.

FoodFirst(TM) products. Pulse(TM) consists of a variety of nuts, seeds, fruits, grains and other foods and may be used as a snack or a meal replacement. Pulse is packaged as a food bar or loose in canisters in over a dozen different flavors. Pulse has natural unprocessed proteins, fibers, carbohydrates and other nutrients required for a healthy diet. Our other primary nutritional meal and snack products include over 10 soups that also double as nutritious additives to every casserole or meal. Finally Fruit(TM), a natural dried fruit medley, Great Start(TM) breakfast cereals, Harvest Mix(TM) snack blends, Nature's Mix(TM) biscuits and muffins, Meal Makers(TM), Parched Pulse, salsas and salad dressings round out the pantry offerings for a complete kitchen's needs for nutritious and natural food choices as alternatives to processed, synthetic and preservative-laden foods.

EarthTribe Farmacy(TM). Aqueous Molecular Partitioning and Supercritical Fluid Extraction provide exclusive and proprietary processes so that the whole-plant products and combination plants become water-soluble for maximum absorption. Plant Life Concentrates are combined for a whole-plant green drink or citrus blend of the Dragon products and the Preventatives label brings our consumers over a dozen single herbs and spices from Cinnamon to the electrically high frequency found in natural roses of our Rainmaker(TM) product.

ForeverYoung Essential Oils(TM). Plant essences sourced from around the world comprise the two dozen plus essential oils available for our customers and Member distributors. These products are designed to be applied topically to the body for therapeutic relief.

Personal Care products. We believe what is placed on the skin is absorbed through the skin, our Members and customers have access to quality, natural personal care products that a consumer could wish for from bath salts, deodorant, tooth powder, shaving cream and body wash to shampoo and conditioner.

Healthy Alternatives(TM). From sand free salt, high-fiber apple cleanse products to metal-free kitchen utensils and chelated silver, Healthy Alternatives(TM) offer products to those desiring to obtain natural and chemical-free health benefits.

Product Guarantees

We have improved our 100% satisfaction policy to allow product returns for all our products that are resalable, subject to a 10% restocking fee. This change improves our customer and Member satisfaction and brings us in line with Direct Selling Association recommendations. Actual product returns have been less than 1% of sales for the past two fiscal years. We also maintain an insurance policy for product liability claims with a $1,000,000 per claim and $2,000,000 annual aggregate limit.

Product Development

We continue our commitment to innovative and cutting edge products to retain exclusivity for our Members and customers. Our products are easy to use, easy to sell and the effectiveness is measurable in nutrition and health benefits.

Raw Materials and Suppliers

During 2004 and 2005 we had the freedom to use any supplier to purchase raw materials for the Brain Garden product line. We used several different sources since most of the raw materials were readily available in the market place. With the addition of ForeverGreen products, we have good vendor relations with our key vendors ensuring a continuous supply of our key products, including FrequenSea(TM) and 24 Karat Chocolate . We rely on two principal suppliers for our FrequenSea(TM) product. UMAC Sea Farm supplies the marine phytoplankton and Primal Essence supplies the aqueous molecular partitioning processed product ingredients that accompany the marine phytoplankton in the beverage.

Our essential oil products are provided by Dana Young and limited by raw material availability. While the oils come from around the world, the increased demand for oils has reduced the raw material availability.

We maintain our in-house manufacturing capabilities for our FoodFirst line of products. We retain our freedom to use any competitive suppliers to garner control over our product costs, quality and the lead times for manufacturing and delivery. We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the market place. We maintain our product inventory using a system in which we ensure an appropriate inventory based on the product's anticipated movement.

Distribution Network

We have our main corporate office now located in Orem, Utah, combined with the ForeverGreen corporate offices. Our distribution center has been moved to co-locate with the ForeverGreen distribution and fulfillment facility located next door to the main corporate office. Our manufacturing facility continues to operate in Provo, Utah as we plan the move to Orem in the next several months. Through combined efforts with ForeverGreen, we retain our presence in Brisbane, Australia, with a fulfillment center that improves our product delivery with cost savings in shipping in the Australian and New Zealand markets. In addition, we now have access to ForeverGreen offices in Singapore and Japan to service our Members that wish to expand into those international markets. We buy raw materials from third-party suppliers, manufacture our FoodFirst products in-house and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, Australia, Canada, Japan, New Zealand, Singapore and the United Kingdom.

Members and their customers pay for products prior to shipment incurring minimal accounts receivable for us. Members and customers now have access to place orders on the Brain Garden and ForeverGreen Internet websites, or through a greatly expanded joint call center or even through facsimile orders. Typically, Members and customers pay for their product orders with a credit card. Less than 2% of our sales are paid for with cash. Typically, we experience back orders with less than .05% of our orders.

The recent combination of efforts with ForeverGreen has enabled us to greatly benefit in our distribution Network efficiencies and we anticipate cost savings from consolidated distribution centers to joint product manufacturing ventures.

Compensation Plan

We rely on a system of network marketing for the distribution of our products through our Members and customers. Our revenue depends directly upon the sales efforts of our Members. We distribute our products exclusively through independent contractor Members who have contracted directly with us. Members are entitled to purchase products from us for personal use or for sale, and the sales by our Members have the potential to earn commissions. Individuals who join as a Member may enroll and sponsor other Members and earn commissions from the resale of our products as well. The ForeverGreen Compensation Plan provides seven different ways to earn income for our Members from personal rebates on Member purchases to unilevel commissions and leadership pools.

The ForeverGreen Compensation Plan reaches out to every segment of our society. An individual may join as a Member for the exclusive products offered by our company or for the wholesale prices that are reserved to only Members purchasing product. A Member receives a further discount on their personal purchases or the purchases of their customers over a certain amount. This provides incentive to discuss successful products and programs with others. As a Member assists other individuals join the Member's organization, the new Members generate commission payments to the Upline Member through their product purchases. Our Fast Start bonus program pays out 60% of the point value on a new Member's first purchase to be shared by the enrollment tree, providing incentive to advertise the company and product to others. Leadership pools reward Members that have established a downline organization formed into legs with specific sales volume in each leg. The leadership pools generate a pro-rata share of a pool in up to 6% of the company's commissionable volume during a calendar month. Innovative parts of the ForeverGreen Compensation plan include a 50% matching bonus for the Member/enroller of a new Member that earns unilevel commissions as well as targeted bonuses for those Members that promote through buying and selling the FrequenSea(TM) product as the business model to grow their organization.
Under our compensation system, any Member can earn commissions and rebates through the ForeverGreen commission structure.

Our Members progress though the compensation plan with recognition and ranks that show their standing and leadership in the company. A Member must generate personal volume ("PV") through either individual purchases or purchases of their customers. A Member's rank may vary from month to month based upon the increase and decrease in their monthly sales volume. The rank of "Learning" is indicative of the status of the new Member in the ForeverGreen business and is the first rank a Member receives by helping three Members join under them to form three downline legs with a total of 1,000 points of organizational volume ("OV"). The rank of "Determined" is earned when a Member has two legs with 1,000 OV and one leg with 100 points. The "Successful" rank is earned by the Member with two legs of 2,500 OV and one leg of 1,000 OV. "Fulltime" is the rank a Member earns when their organization generates two legs with 6,000 OV and one leg with 2,000 points.
A Member attains "Free" rank when they have two legs with 15,000 OV and one leg with 6,000 OV. "Rainmaker" status is obtained when a Member has four legs with 15,000 OV and finally "The Master Rainmaker" rank is achieved by the Member that works to develop four legs that are at the rank of Free.

At each new rank, the generational compensation percentages and amount of compensation increases. Therefore, an established Member may receive a percentage of sales generated by an ever growing number of new customers or distributors that are brought into the plan in their downline.

There are many competitor companies that offer Unilevel plans, Fast Start plans and Leadership Pools. However, we believe that our approach of combining the above plans with the matching bonus, a large percentage commission pay out and specific product focused bonuses in conjunction with the ForeverGreen culture, exclusive products and rapid growth models greatly improves on competitor plans and represents a competitive advantage for our Members. Their personal rewards generate incentive to attract many other network marketing professionals and newcomers alike. As our Members are rewarded financially, they are motivated to continue developing an organization to help others receive financial and recognition rewards and, as a result, we continue to grow.

Enrollment and Sponsorship

Enrollment and sponsorship activities are encouraged, but not required of our Members. Successful Members will both enroll and sponsor new Members, as well as assist their downline Members to successfully do the same. While we provide product and company brochures, magazines, internet websites, CDs, DVDs and other sales materials, our greatest success and retention comes from Members who are accountable and responsible for educating new Members with respect to our products, the ForeverGreen Compensation Plan and how to build a successful business.

Generally, Members who are new to network marketing invite friends, family members, and acquaintances to attend conference calls, review websites or attend personal or company sponsored meetings. Members with a history of network marketing are quick to invite their contacts within the industry to experience the difference that our company brings to the industry. Some people are often attracted to become Members after using our products and desire to obtain the wholesale prices our Members enjoy. The new Member is also entitled to enroll and sponsor other Members in order to build a network of Members and customers that provide commissions and further financial incentives as well as recognition from the company.

There exists turnover with independent contractors and it is typical in the direct selling industry. Our Members understand that to prevent a possible decline in their organization and sales volume, the enrollment, sponsoring and training of new Members is necessary to increase the overall Member force and motivate new and existing Members. We may experience seasonal decreases in Member sponsoring and product sales because of holidays and customary vacation periods. We cannot predict the timing or degree of fluctuations because of the number of factors that impact the sponsoring of new Members. We cannot assure that the number, growth or productivity of our Members will be sustained at current levels or increase in the future.

Our retention rates have improved due to the Matrix training program that uses tangible steps and guidelines to help the new Member learn the business and how to effectively sell products and enroll new Members and customers. The weekly calls and training provide a duplicable business model that help new Members successfully begin their independent contractor business as most unsuccessful distributor drop outs occur in the first months of sign up.

Compensation

Each company product carries a specified number of commission volume points. Commissions are based on a Member's personal, organizational and leg commission volumes. A Member receives commissions based on a percentage of the sales volume of their downline each month. Commission volume points are essentially based upon a percentage of the product's wholesale cost, net of any point-of-sale taxes. As a Member's retail business expands and as they successfully sponsor other Members into the business, which in turn expand their own businesses, the Member receives more commissions from the expanded sales volume of the downline. Generally, a Member receives commission bonuses by remaining in good standing with the company and generating at least 100 personal volume points through their purchases or the purchases of their customers.

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the company and the Member in accord with our policies and procedures. Any person may join us as a Member to purchase products for personal use or to build a downline sales organization. In order to become a Member, a person may purchase a Member Kit which sells for $39.95. The Distributor Kit includes marketing materials such as the product catalog, training DVDs, the policies and procedures and instructions to access the internet-based virtual business office with library access as well as how to obtain an online personalized website. This Member Kit accounts for less than 1% of our revenues. No product purchases are required to become a Member and large inventory product purchases are discouraged. However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales are required.

Our Member Agreement and Policies and Procedures, which outline the scope of permissible marketing activities, are posted on our web site and the ForeverGreen Compensation Plan is also posted on our web site. Our Member rules and guidelines are designed to provide Members with maximum flexibility and opportunity within the bounds of governmental regulations regarding product claims, network marketing and prudent business policies and procedures. Members are independent contractors and are thus prohibited from representing themselves as our agents or as employees of the company. Members are obligated to present our products and business opportunity ethically and professionally. Members contractually agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a Member may be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

Members must represent to potential Members that the receipt of commissions is based on retail sales and substantial efforts. Products may be promoted by personal contact or by literature produced or approved by us. Products generally may not be sold, and the business opportunity may not be promoted, in traditional retail environments.

We are not in a position to provide the same level of direction, motivation, and oversight to our Members as we would our own employees because the Members are independent contractors residing across the nation and in many other countries. We review alleged reports of Member misconduct or breach of contract to enforce contract compliance. If we determine that a Member has violated any of the Member Policies or Procedures, we may elect to educate the Member regarding the contract terms or impose sanctions such as warnings, probation, suspension of privileges of Membership, withholding commissions until specified conditions are satisfied, terminate the distributor's rights
completely or other appropriate injunctive relief.   A Member may voluntarily
terminate their Membership at any time.

Markets

We provide exclusive, innovative nutritional and whole food products which are natural foods and products that are eaten or consumed to achieve healthy effects in the body. While the nutritional supplement industry consisting of individually standardized supplements, herbs and the like has been flat in recent years, the exclusive and proprietary products protected through trade secrets, proprietary process and ingredients have experienced great growth.
In addition, the functional foods of our FoodFirst line and our organic, dark 24 Karat Chocolate is experiencing growth. Based upon our informal review of our market, our FrequenSea(TM) product has experienced over 365 % growth in the last eight months between the Brain Garden and ForeverGreen companies.

We offer our products on the Internet. We include a virtual office website with each Member Kit purchase so that Members can manage and operate their businesses successfully. This site is password protected and exclusive to Members with access to company news, product tracking, product information, a library of company documents geared to help them with their business and a frequently asked questions page, among other things. In addition, we offer the frequensea.com website model to our Members allowing them to obtain an immediate online presence and personal URL for their business. Features on this website include company information, video and flash presentations, prospect management and follow-up, online registration of new Members, online product ordering, online customer service and a "contact me" function that allows anyone visiting the site to contact, via email, the Member directly.

Competition

The market for products designed to enhance mental and physical performance is large and intensely competitive. Our primary competition includes other network marketing companies that manufacture and market herbal remedies, personal care and nutritional products. We also compete with major retail businesses that provide the same categories of products that we offer. We compete with these other companies by emphasizing our company culture, the exclusive access to certain products, the effectiveness and quality of our products and the convenience of our distribution system. We emphasize products that improve health through a diet of whole-food beverages and real food rather than pills and supplements. All of our products strive to be 100% natural and to the extent possible, organic.

Our health beverage FrequenSea is the first beverage tonic product to provide the benefits of marine phytoplankton in a proprietary health tonic with ionic sea minerals and frankincense. Other network marketing beverages compete with FrequenSea in the category of health beverages consisting of fruit juices from around the world such as mangosteen, noni, acai and other fruit or plant products.

Many of our FoodFirst products compete with "health bars" and nutritional supplements offered by many competitor companies as meal replacement products. Our essential oils and personal care products compete with companies such as NuSkin, Neways and Young Living Essential Oils.

Many of our competitors have much greater name recognition and financial resources. In addition, herbal remedies, personal care and nutritional products can be purchased in a wide variety of channels of distribution. While we believe that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers indicate they may not wish to change their habits of purchasing products through traditional retail channels.

We also compete for distributor Members with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. Some of the dominant network marketing companies in our existing markets are Amway Corporation, Herbalife and Nu Skin Enterprises. We also compete with many smaller network marketing companies that also offer personal care products, health and nutrition products. We compete for new distributors on the strength of our product line, Matrix training, leadership training, compensation plan, marketing focus and direction and management leadership strengths.

Trademarks, Patents and Intellectual Property

We have secured or are in the process of securing trademark protection for the company's important trademarks. Trademark protection is important to brand name recognition and Member and consumer loyalty as we expand internationally. We intend to register our important trademarks in the United States and other countries where we are growing. A number of our products utilize proprietary formulations and processes.

We do not own any patents, but our venders have secured patents or are seeking patents to continue the exclusivity for the products they supply to us.

Government Regulations

     Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities in the United States, Japan, Singapore, New Zealand, Australia and the United Kingdom.
These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and "cooling-off" rights for consumers and Members, require us or our Members to register with the governmental agency, impose certain requirements on us, and/or impose various requirements.

The purpose of these laws and regulations is to ensure that Members are being compensated for sales of products and not for recruitment of new Members. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in international countries where we have not yet established a local office, our Members and customers purchase product through a not-for-resale program enabling them to receive product for personal consumption, but not retail the product to customers.

Any assertion or determination that we are not in compliance with existing laws or regulations could potentially have a material adverse effect on our business and results of operations. We cannot assure that regulatory authorities in our existing markets will not impose new legislation or change existing legislation that might adversely affect our business in those markets. Also, we cannot assure that new judicial interpretations of existing law will not be issued that adversely affect our business. Regulatory action, whether or not it results in a final determination adverse to us, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of our Members and, consequently, on our revenue and net income.

     Regulation of Personal Care and Nutritional Food Products

Our products and related marketing and advertising are subject to governmental regulation by various domestic agencies and authorities, including the Food and Drug Administration which regulates food, medical products and cosmetics. The advertising and marketing of our products are regulated by the Federal Trade Commission which enforces consumer protection laws in regard to truth in advertising. The Consumer Product Safety Commission protects the public from unreasonable risk of injuries and death associated with consumer products, and the United States Department of Agriculture regulates food safety and quality. Similar types of agencies exist in our foreign markets. To date, we have not experienced any complications regarding health or safety and food and drug regulations for our products.

Our markets have regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to the language and regulations, and register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products. Many of our existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the capabilities of products. For example, in the United States we are unable to make any claim that our nutritional products will diagnose, cure, mitigate, treat, or prevent disease.

Employees

As of the date of this filing we have 20 full time employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

                ITEM 2.   DESCRIPTION OF PROPERTY

With the combination of Brain Garden and ForeverGreen, our offices are consolidated to the ForeverGreen business location in Orem, Utah. This 8,800 square foot building houses the corporate offices and is the international headquarters for Brain Garden and ForeverGreen. The base monthly lease payment is $7,725 dollars. Brain Garden is allocated the appropriate costs and fees for its size and use.

Our fulfillment and distribution center along with its associated Will Call office comprises 13,757 square feet and is located immediately south of the corporate headquarters in Orem, Utah. The base monthly lease payment is $5,954 dollars and additional fees estimated to be approximately $213 for taxes assessments and insurance. Brain Garden is allocated the appropriate costs and fees for its size and use.

The manufacturing facility remains in Provo Utah in a small portion of the former Brain Garden facility of about 12,000 square feet while a move is in the process to a new building. The base monthly rent payment is month to month and is $10,000. ForeverGreen is allocated the appropriate costs and fees for its size and use of this manufacturing facility.


                    ITEM 3.  LEGAL PROCEEDINGS


WHOLE LIVING V. TOLMAN

On March 17, 2003 Whole Living filed an action for a preliminary injunction in the United States District Court, District of Utah, Central Division against Don Tolman, a former consultant and founder of Brain Garden, LLC. The purpose of the injunction was to stop Mr. Tolman from competing against the company in violation of a non-compete agreement he signed. At a preliminary hearing on April 2, 2003, the Court issued a temporary restraining order which expired April 10, 2003. On May 5, 2003 Mr. Tolman filed a counterclaim for payments he alleged were due and owing to him. On August 2, 2003 the Court granted Whole Living's preliminary injunction against Mr. Tolman and other interested parties. On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc., doing business as Great American, the Wholefood Farmacy, in contempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430.

On January 10, 2005 Think Again, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Code and sought removal of the Utah litigation to the United States Bankruptcy Court for the Eastern District of Tennessee. On September 28, 2005 Whole Living voluntarily dismissed without prejudice Think Again, Inc., doing business as Great American, the Wholefood Farmacy, from the civil litigation. Whole Living has filed a proof of claim against Think Again, Inc. in its bankruptcy proceeding to collect its judgment against that entity. Think Again has objected to that proof of claim. That objection is being adjudicated in the Bankruptcy Court. Whole Living plans to vigorously prosecute its right in that adversary proceeding

On January 4, 2006 Whole Living voluntarily dismissed without prejudice Don Tolman, Amber Tolman and Tyler Tolman from the civil litigation. On March 15, 2006 Whole Living voluntarily dismissed without prejudice Thayer C. Lindauer from the civil litigation.

On August 5, 2005 Mark Bowen filed for relief under Chapter 7 of the United States Bankruptcy Code in the Eastern District of Tennessee. Whole Living did not attempt to enforce any of its claims against Mark Bowen following the initiation of his bankruptcy proceeding. The judgment that was entered by the Court on November 20, 2004 was discharged in relation to Mark Bowen due to his Chapter 7 statutory discharge. On March 1, 2006, Whole Living filed an Order to Show cause why Mr. Bowen should not be held in criminal contempt for his violation of the federal court's order.

On February 27, 2006, Mr. Bowen filed an adversary proceeding against Whole Living which he later dismissed. Shortly thereafter, Mr. Bowen filed an Order to Show Cause why Whole Living and its counsel should not be held in contempt for their filing of the Order to Show Cause in the federal proceeding. Whole Living shall attempt to stay the federal action pending the determination of Mr. Bowen's Order to Show Cause in the Tennessee Bankruptcy Court. That action is presently pending.

EVOLICITY.COM V. WHOLE LIVING

In April 2003 Evan Richards and Evolocity.com filed a complaint against Wall Street Mentors Seminars, LLC, Vestrio Corporation, Inc., Whole Living and other interested parties. The complaint was filed in the Fourth Judicial District Court of Utah County, State of Utah. Mr. Richards seeks monetary damages of approximately $805,000 for the alleged breach of a marketing contract between Evolocity.com and Wall Street Mentors and Online Investor

Network. Mr. Richards claims vicarious liability against Whole Living as the successor of Wall Street Mentors and Vestrio Corporation. We have contested these claims and filed a motion to dismiss Mr. Richards' complaint against us. The Company's motion to dismiss has been stayed pending preliminary discovery in this action. Preliminary discovery took place in 2005 and Richards subsequently withdrew his complaint.

OTHER ACTIONS

We are involved in various other disputes and legal claims arising in the normal course of our business. In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our shareholders during the fourth
quarter of the 2005 fiscal year.   However, on January 13, 2006 our board of
directors approved a 15-to-1 reverse split of our common stock to be effective
on February 24, 2006.   On the record date of January 13, 2006 there were
99,059,589 shares of common stock outstanding, each entitled to one vote on each matter of business put to a stockholder vote. On the same date stockholders holding 55,681,599 shares of common stock, executed and delivered a written consent approving and adopting the reverse split.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

Our common stock is listed on the National Association of Securities Dealers' ("NASD") OTC Bulletin Board under the symbol "WHLV." Prior to February 24, 2006, our common stock traded under the symbol "WLIV." On January 13, 2006, the Board authorized a 15-to-1 reverse split of our common stock, with any fractional shares of 0.5 or greater to be issued one share of common. The reverse was effective February 24, 2006 and our trading symbol on the OTC Bulletin Board changed to "WHLV" and pre-split shares of 99,809,589 outstanding on February 23, 2006 were reversed to 6,653,977 shares.

The following table represents the range of the high and low bid prices of our pre-split common stock for each quarter for the past two fiscal years as reported by the OTC Bulletin Board. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

          Year      Quarter Ended           High         Low
          ----      -------------          ------      ------

          2004      March 31               $ 0.60      $ 0.37
                    June 30                  0.39        0.18
                    September 30             0.22        0.13
                    December 31              0.19        0.11

          2005      March 31               $ 0.196     $ 0.16
                    June 30                  0.16        0.095
                    September 30             0.16        0.06
                    December 31              0.145       0.11

Our shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..      registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..      issued by a registered investment company; or
..      excluded from the definition on the basis of price or the issuer's net tangible assets.

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

For transactions covered by the penny stock rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

HOLDERS

As of March 23, 2006 we had approximately 145 shareholders of record, which does not include shareholders who hold shares in "street accounts" of securities brokers.

DIVIDENDS

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

RECENT SALES OF UNREGISTERED SECURITIES

The following discussion describes all securities sold by us that have not been previously reported.

On January 16, 2006 we issued 200,000 (13,334 post-split) shares valued at approximately $18,000 to Daylen Bushman and 300,000 (20,000 post-split) shares valued at approximately $27,000 to William M. Fifield pursuant to their employment agreements. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 11, 2006 we issued 200,000 (13,334 post-split) shares valued at approximately $18,000 to Whisper Pecharich and 50,000 (3,334 post-split) shares valued at approximately $4,500 to Joel Fifield pursuant to their employment agreements. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 11, 2005 we issued an aggregate of 1,050,000 (70,000 post-split) shares valued at $94,500 to six persons in consideration for their execution of employment agreements and full release of any options, warrants or other compensation related to their individual employment agreements with Whole Living and/or Brain Garden, Inc. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) of the Securities Act.

On December 5, 2005 we issued 1,000,000 (66,667 post-split) shares valued at $90,000 to Douglas J. Burdick as compensation for his services as President, CEO, Secretary/Treasurer. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 11, 2005 we issued an aggregate of 732,500 (48,833 post-split) shares to Universal Business Insurance for a $58,693 past due amount for insurance policy premiums. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 11, 2005 we issued an aggregate of 9,899,844 (659,992 post-split) shares to convert debt totaling $891,036. We issued 2,180,900 (145,394 post-split) shares to Maestro Investments to convert debt of $196,281; we issued 2,227,722 (148,515 post-split) shares to Liberty Partners, to convert debt of $200,295; we issued 2,783,444 (185,564 post-split) shares to Compass Equity Partners to convert debt of $250,510; we issued 1,520,367 (101,358 post-split) shares to Empire Fund Managers to convert debt of $136,883; and we issued 1,187,411 (79,161 post-split) shares to Niki Group to convert debt of $106,867. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In each private transaction we believe each purchaser either had unrestricted access to detailed material information regarding our operations due to personal relationships with us or each purchaser was provided the same kind of information regarding our operations as would be available in a registration statement. We believe each possessed sufficient sophistication to evaluate the information provided and each was able to bear the economic risk of the purchase. Also, we believe each purchaser:
..      was aware that the securities had not been registered under federal securities laws;
..      acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
..      understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and,
..      was aware that the certificate representing the securities would bear a legend restricting its transfer.
We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


ISSUER PURCHASE OF SECURITIES

None.


          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

In the last quarter of 2005, we made many strategic business decisions including combining our distributors, products and the management team with ForeverGreen. We have effected these changes in the first quarter of 2006 with new management in place at both Whole Living and Brain Garden, a new product catalog offering with the ForeverGreen and Brain Garden products and the adoption of the ForeverGreen Compensation Plan by our distributor/Members. Our Members and customers now have access to the exclusive FrequenSea(TM) product and are using this model as a basis for focused growth.

During 2006, we plan to continue our focus on the FrequenSea(TM) model and capitalize on a successful March convention with a 90-day Matrix Magic city tour throughout the United States, Canada and Japan by key executives. These meetings bring the company culture, executives and products to locations around the world increasing the connectivity between the company and its sales force.

In addition, we plan to open corporate offices that will service Members in Japan, Australia and New Zealand. We intend to expand our personal consumption model to the European Union. Management anticipates that these facilities and expanded services will decrease our shipping costs and the time it takes to ship product to our customers effecting better service and increased margins.

We will continue our emphasis as a total lifestyle company focused on bringing our domestic and international distributor/Members and customers the exclusive FrequenSea(TM) product and to our domestic Members and customers organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils. We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

Our major challenge for the next twelve months will be to increase our logistics centers here and around the world to keep up with the increased demand for our products and business opportunity. Included in this challenge is the need to decrease shipping times and any back order issues related to the increased demand for our products. Overcoming these challenges will require additional skilled personnel, manufacturing and shipping facilities. In addition, we need to obtain sufficient essential oil raw materials to ensure a continuous supply of our high demand essential oils product line. We will be moving our manufacturing facility in 2006 and are faced with the challenge of making this move without affecting the business operations of our Members and customers.

International expansion has its rewards and risks. The rewards include increased sales and diversified market incomes. International expansion is very expensive and key Members are required to experience rapid growth to be profitable in a foreign country.

Management will continue to surround themselves with key experienced personnel and vendors while evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, negative cash flows of $2,025,211 and recurring net operating losses since inception and we are dependent on financing to continue operations. We increased our product offerings in 2004 to include meal makers and hot cereals and as of January 2006 we have expanded our products line to include ForeverGreen's products and distributors. Management believes the expansion of products and distributors will increase revenues; however, we cannot guarantee that we will be able to attain or maintain profitability. Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

At our current sales levels we require approximately $80,000 per month in addition to sales revenues generated to meet our basic operations. We rely on revenue from product sales and debt financing to provide the cash for our operations. Management intends to use any available cash to fund our operations.

During 2005 and 2004 we relied on loans from a shareholder, First Equity Holdings Corp. We borrowed an aggregate of $1,484,604 during 2005 and $1,841,985 during 2004 from this shareholder. In November 2005 we converted $710,969 of this debt by issuing 7,899,656 (526,644 post-split shares) to the assignees of this debt. (See Item 5 "Recent Sales of Unregistered Securities," above.) We will likely continue to raise additional funds through loans, as needed.

Net cash used by operating activities was $2,025,520 for 2005 compared to $1,444,489 for 2004. Net cash provided by investing activities for 2005 was $309 compared to $314,052 for 2004. The investing activities for 2004 and 2005 were primarily related to the purchase of property and equipment.

Historically, we have financed our operations through revenues and debt financing. Net cash provided by financing activities was $2,051,903 for 2005 compared to $1,758,541 for 2004 and was primarily cash received for notes payable.

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

COMMITMENTS AND CONTINGENT LIABILITIES

During 2005 and 2004 we leased warehouse space for $18,000 a month, but this lease expired December 31, 2005. We continue to lease the warehouse portion of this property on a month-to-month basis at $10,000 per month.

We have been involved in several law suits and we recognized a contingent liability of $250,000 at December 31, 2004. During 2005 we were able to settle these actions for $253,150.

Our total liabilities were $1,971,215 at December 31, 2005 and included, accounts payable of $154,472, accrued expenses of $79,725, a derivative liability of $145,000 related to warrants outstanding and notes payable of $1,592,018.

In November 2005 we issued an aggregate of 9,899,844 (659,992 post-split) shares to convert debt totaling $891,036. We also issued an aggregate of 732,500 (48,833 post-split) shares to Universal Business Insurance for $58,693
past due amount for insurance policies.   (See Item 5 "Recent Sales of
Unregistered Securities," above).

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. These discussions summarize our financial statements for the years ended December 31, 2005 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item 7, below.

        Comparison of 2005 and 2004 Fiscal Year Operations
       ---------------------------------------------------

                                  2005                   2004
                              ------------         --------------
Sales                         $ 3,796,216          $   6,758,535

Cost of goods sold              2,648,964              5,326,683

Gross profit                    1,147,252              1,431,852

Total operating expenses        3,092,934              3,929,770

Loss from operations           (1,945,682)            (2,497,918)

Other income (expense)            (90,966)                    83

Net loss                       (2,036,648)            (2,497,835)

Net loss per share            $     (0.03)         $       (0.05)

We recognize revenue upon shipment of a sales order. Sales are net of returns, which have historically been less than 2% of sales. Sales for 2005 decreased 43.8 % from 2004 due to decreased Member activities. Management believes that the combination of ForeverGreen's distributors and products to the Brain Garden operation will increase revenues in the short period.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees.
Cost of
goods sold decreased 50.3% as sales decreased for 2005 and cost of goods sold was approximately 69.8% of total sales for 2005 and approximately 78.8% of total sales for 2004. The decrease in revenue resulted in a decrease in gross profit for 2005 compared to 2004.

Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Brain Garden Unigen Plan, that we used in 2005 and 2004 to determine commissions. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

Total operating expenses decreased 22.1% in 2005 compared to 2004. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased to $239,909 in 2005 compared to $456,156 in 2004. Management anticipates that selling expenses will increase as we conduct marketing campaigns for our expanded product line.

General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, decreased to $2,853,025 for 2005 compared to $3,473,614 for 2004. These expenses decreased due to reductions in management and employees and reduced distributor payout due to a change in our distributor compensation plan.

Total other expense for 2005 included interest expense of $161,096 primarily related to loans and a $45,000 gain on the valuation of warrants granted in 2002 that remain outstanding (See Item 11 "Securities Authorized Under Equity Compensation Plans - Consulting Agreements"). Total other income for the 2004 year included a loss of $250,000 related to a judgment against Whole Living in the Nicolson legal proceeding, interest expense of $120,649 primarily related to interest on loans, and a $280,000 gain on the valuation of warrants granted in 2002 that remain outstanding.

As a result of the above, we recorded a net loss and net loss per share for both 2005 and 2004.

The following chart summarizes our balance sheet at December 31, 2005


      Comparison of 2005 and 2004 Fiscal Year Balance Sheet
      ------------------------------------------------------

                                     2005               2004
                              ---------------      -------------

Cash                          $       26,383       $          -

Total current assets                 433,705            549,081

Total assets                         836,711          1,378,445

Total current liabilities            500,216          1,737,245

Total liabilities                  1,470,999                  -

Retained deficit                 (16,081,452)       (14,044,804)

Total stockholders equity     $   (1,134,504)     $    (358,800)

At December 31, 2005 our total assets had decreased compared to 2004 primarily due to decreases in accounts receivable and inventory. However, total current liabilities decreased in 2005 compared to 2004 due to elimination of our bank overdraft and reductions in our accounts payable, accrued expenses, contingent liabilities, derivative liability and the current portion of long term debt. Our total liabilities increased due to $1,470,999 of notes payable.

FACTORS AFFECTING FUTURE PERFORMANCE

Internal cash flows alone have not been sufficient to maintain our operations. We have had a history of losses and have been unable to obtain profitability during the past two fiscal years. Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

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

In addition, we have entered into agreements with independent distributors and suppliers located in Australia, Canada, Japan, New Zealand, and the United Kingdom. We may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

                  ITEM 7.  FINANCIAL STATEMENTS



                        WHOLE LIVING, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2005 and 2004


                         C O N T E N T S


Auditors' Report.........................................................19

Consolidated Balance Sheets..............................................20

Consolidated Statements of Operations....................................21

Consolidated Statements of Stockholders' Equity..........................22

Consolidated Statements of Cash Flows....................................23

Notes to the Consolidated Financial Statements........................24-34

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




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Whole Living, Inc.

We have audited the accompanying consolidated balance sheets of Whole Living, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whole Living, Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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


/S/ Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 30, 2006

                        Whole Living, Inc.
                   Consolidated Balance Sheets


                     ASSETS
                     ------

                                                     December 31,
                                            ----------------------------
                                                  2005         2004
                                            -------------- -------------
Current Assets
  Cash                                      $      26,383  $          -
  Accounts Receivable (Net of Allowance
   of $0 and $27,000)                                 899        24,866
  Inventory                                       406,423       516,551
  Prepaid Expenses                                      -         7,664
                                            -------------- -------------
Total Current Assets                              433,705       549,081

Property & Equipment, Net                         372,466       798,824

Other Assets
  Deposits                                         30,540        30,540
                                            -------------- -------------

  Total Assets                              $     836,711  $  1,378,445
                                            ============== =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       -------------------------------------

Current Liabilities
  Bank Overdraft                            $           -  $     94,711
  Accounts Payable                                154,472       603,939
  Accrued Expenses                                 79,725       350,163
  Contingent Liabilities                                -       286,390
  Derivatives                                     145,000       190,000
  Current Portion of Long-Term Liabilities        121,019       212,042
                                            -------------- -------------
Total Current Liabilities                         500,216     1,737,245

Long Term Liabilities
  Notes Payable - Related Party                   820,761       212,042
  Note Payable                                    771,257             -
  Less Current Portion                           (121,019)     (212,042)
                                            -------------- -------------
Total Long Term Liabilities                     1,470,999             -

Commitments                                             -             -
                                            -------------- -------------

  Total Liabilities                             1,971,215     1,737,245

Stockholders' Equity
  Common Stock, $.001 Par Value;
   100,000,000 Shares Authorized;
   80,059,589 and 66,377,245 Shares
   Issued and Outstanding, Respectively            80,059        66,377
  Additional Paid-In Capital                   14,920,691    13,710,194
  Retained Deficit                            (16,081,452)  (14,044,804)
  Prepaid Expenses                                (53,802)      (90,567)
                                            -------------- -------------
Total Stockholders' Equity                     (1,134,504)     (358,800)
                                            -------------- -------------

Total Liabilities and Stockholders' Equity  $     836,711  $  1,378,445
                                            ============== =============



      The accompanying notes are an integral part of these consolidated financial statements.

                        Whole Living, Inc.
              Consolidated Statements of Operations


                                                     For the Years Ended
                                                         December 31,
                                                 ----------------------------
                                                      2005         2004
                                                 -------------- -------------

Sales                                            $   3,796,216  $  6,758,535

Cost Of Goods Sold                                   2,648,964     5,326,683
                                                 -------------- -------------

Gross Profit                                         1,147,252     1,431,852
                                                 -------------- -------------
Operating Expenses
  Selling Expenses                                     239,909       456,156
  General and Administrative                         2,853,025     3,473,614
                                                 -------------- -------------
    Total Operating Expenses                         3,092,934     3,929,770
                                                 -------------- -------------

Operating Income (Loss)                             (1,945,682)   (2,497,918)

Other Income (Expense)
  Loss on Lawsuit Contingency                                -      (250,000)
  Miscellaneous Income (Expense)                        24,754        90,619
  Gain (Loss) on Valuation of Derivatives               45,000       280,000
  Interest Income                                          376           113
  Interest Expense                                    (161,096)     (120,649)
                                                 -------------- -------------
     Total Other Income(Expense)                       (90,966)           83
                                                 -------------- -------------

Net Income (Loss) Before Income Taxes               (2,036,648)   (2,497,835)

Provision for Income Taxes                                   -             -
                                                 -------------- -------------

Net Income (Loss)                                $  (2,036,648) $ (2,497,835)
                                                 ============== =============

Weighted Average Income (Loss) Per Share         $       (0.03) $      (0.05)
                                                 ============== =============

Weighted Average Shares Outstanding                 67,327,408    49,412,578
                                                 ============== =============




       The accompanying notes are an integral part of these consolidated financial statements.



                                Whole Living, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                         Common Stock          Additional    Retained
                                   --------------------------- Paid-in       Earnings      Prepaid
                                      Shares         Amount    Capital       (Deficit)     Expenses
                                   ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2003           43,079,640  $     43,080  $ 10,731,056  $(11,546,969) $   (245,363)

January 2004 - shares issued for
 services at $0.39 per share             30,000            30        11,670             -             -

July 2004 - shares issued for
 notes payable and accrued
 interest at $0.15 per share         10,780,000        10,780     1,606,035             -             -

November 2004 - shares issued
 for notes payable and accrued
 interest at $0.12 per share          9,784,130         9,784     1,039,929             -             -

November 2004 - shares issued for
 prepaid expense at $0.12 per share     600,000           600        71,190             -       (71,790)

December 2004 - shares issued
 for notes payable and accrued
 interest at $0.12 per share          2,103,475         2,103       250,314             -             -

Amortization of prepaid expenses              -             -             -             -       226,586

Net income (loss) for the year
 ended December 31, 2004                      -             -             -    (2,497,835)            -
                                   ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2004           66,377,245        66,377    13,710,194   (14,044,804)      (90,567)

November 2005 - shares issued
 for notes payable and accrued
 interest at $.09 pre share           9,899,844         9,900       881,086             -             -

November 2005 - shares issued
 for services at $.09 per share       3,050,000         3,050       271,450             -             -

November 2005 - shares issued for
 prepaid expenses at $.08 per share     732,500           732        57,961             -       (58,693)

Amortization of prepaid expenses              -             -             -             -        95,458

Net income (loss) for the year
 ended December 31, 2005                      -             -             -    (2,036,648)            -
                                   ------------- ------------- ------------- ------------- -------------

                                     80,059,589  $     80,059  $ 14,920,691  $(16,081,452) $    (53,802)
                                   ============= ============= ============= ============= =============



The accompanying notes are an integral part of these consolidated financial statements.

                                        22


                                Whole Living, Inc.
                      Consolidated Statements of Cash Flows



                                                                   For the Years Ended
                                                                      December 31,
                                                              -----------------------------
                                                                    2005          2004
                                                              -------------- --------------
Cash Flows From Operating Activities
  Net Income(Loss)                                            $  (2,036,648) $  (2,497,835)
  Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
    Depreciation and Amortization                                   511,573        683,446
    Stock Issued for Services                                       274,500         11,700
    Stock Issued for Accrued Interest                                     -        120,649
    Deposits                                                              -         (8,900)
    Notes Payable Issued for Finance Charges                              -         48,000
  Changes in Assets and Liabilities
    (Increase) Decrease in:
    Accounts Receivable                                              23,967        109,602
    Inventory                                                       110,128        131,402
    Prepaid Expenses                                                  7,664         35,488
  Increase (Decrease) in:
    Accounts Payable                                               (438,915)       (15,132)
    Contingent Liabilities                                         (286,390)        96,000
    Derivatives                                                     (45,000)      (280,000)
    Accrued Expenses                                               (146,090)       121,091
                                                              -------------- --------------
    Net Cash Provided(Used) by Operating Activities              (2,025,211)    (1,444,489)
                                                              -------------- --------------
Cash Flows from Investing Activities
  Cash Paid (to) from Escrow                                              -         50,000
  Cash Paid for Property and Equipment                                 (309)      (364,052)
                                                              -------------- --------------
    Net Cash Provided(Used) by Investing Activities                    (309)      (314,052)
                                                              -------------- --------------
Cash Flows from Financing Activities
  Bank Overdraft                                                    (94,711)       (41,179)
  Cash Received from Notes Payable                                  493,000              -
  Cash Received from Notes Payable - Related Party                1,664,614      1,841,985
  Cash Paid for Notes Payable - Related Party                       (11,000)       (42,265)
                                                              -------------- --------------
    Net Cash Provided(Used) by Financing Activities               2,051,903      1,758,541
                                                              -------------- --------------

Increase (Decrease) in Cash                                          26,383              -

Cash and Cash Equivalents at Beginning of Period                          -              -
                                                              -------------- --------------

Cash and Cash Equivalents at End of Period                    $      26,383  $           -
                                                              ============== ==============

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                                    $           -  $           -
  Income Taxes                                                $           -  $           -

Non-Cash Activities:
  Stock Issued for Services                                   $     274,500  $      11,700
  Stock Issued for Notes Payable, Accrued Interest and Fees   $     890,986  $   2,918,945
  Stock Issued for Prepaid Expenses                           $      58,693  $      71,790


The accompanying notes are an integral part of these consolidated financial statements.



                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

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

The Company's source of revenue is from the sale of various food products and other natural products. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product. The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor. Returns are approximately 1% of sales for both periods presented. All conditions of FASB 48 are met and the revenue is recorded upon sale, with an estimated accrual for returns where
material.   The Company has no sources of comprehensive income.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Principles of Consolidation

The December 31, 2005 and 2004 financial statements include the books of Whole Living, Inc. (Nevada) and its wholly owned subsidiaries Whole Living, Inc.
(Utah) and Brain Garden. All intercompany transactions and balances have been eliminated in the consolidation.

     d.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                     December 31,
                                            ----------------------------
                                                 2005          2004
                                            ------------- --------------
     Income (Loss) Numerator                $ (2,036,648) $  (2,497,835)
     Shares (Denominator)                     67,327,408     49,412,578
                                            ------------- --------------
     Per Share Amount                       $      (0.03) $       (0.05)
                                            ============= ==============

There are no reconciling items to net income for the computation of earnings per share. At December 31, 2005 and 2004, the stock options and warrants granted were not included in computing diluted earnings per share because their effects are anti-dilutive.

     e.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $16,000,000 that will be offset against future taxable income. The net operating loss carryforwards begin to expire in 2018. Since the Company has yet to prove they can generate taxable income, a valuation account has been created to eliminate the deferred tax asset.

Deferred tax assets and the valuation account is as follows at December 31, 2005 and 2004:

                                                     December 31,
                                            ----------------------------
                                                 2005          2004
                                            ------------- --------------
     Deferred tax asset:
       NOL carryforward                     $  5,440,000  $   4,692,000
     Valuation allowance                      (5,440,000)    (4,692,000)
                                            ------------- --------------
                                            $          -  $           -
                                            ============= ==============

     Reconciliation of Provision
      for Income Taxes:
     Federal                                $          -  $           -
     State                                             -              -
     Change in Deferred Tax Asset                748,000        952,000
     Change in Valuation Allowance              (748,000)      (952,000)
                                            ------------- --------------
       Provision for Income Taxes           $          -  $           -
                                            ============= ==============

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004


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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2005 and 2004 is $416,115 and $456,860, respectively.

In accordance with Financial Accounting Standards Board Statement No.144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005 and 2004, no impairments were recognized.

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

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     l.  Commissions

Commissions are recognized at the point of sale and are recorded as an expense in the cost of good sold.

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

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004:

                                                     December 31,
                                            ----------------------------
                                                 2005          2004
                                            ------------- --------------
     Equipment & furnishings                $    417,469  $     427,712
     Office furniture & fixtures                  98,932         98,932
     Software                                  1,309,323      1,374,422
                                            ------------- --------------
                                               1,825,724      1,901,066
     Accumulated depreciation                 (1,453,258)    (1,102,242)
                                            ------------- --------------
        Total Property & Equipment          $    372,466  $     798,824
                                            ============= ==============


NOTE 3 - LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2005 and 2004:


                                                     December 31,
                                            ----------------------------
                                                 2005          2004
                                            ------------- --------------

     Notes payable - is detailed as follows:

     Note payable to a shareholder of the
      Company, bearing interest at 12%,
      principal due upon maturity, matures
      February, 2007, secured by inventory,
      equipment and accounts receivable      $   699,742  $     211,052

     Note payable bearing interest at 12%,
      principal due upon maturity, matures
      February, 2007, secured by inventory,
      equipment and accounts receivable          771,257              -

     Notes payable to a shareholder of the
      Company, bearing interest at 12%,
      principal due upon maturity,  matures
      February 2006, secured by inventory,
      equipment and accounts receivable          121,019              -

     Note payable to an Officer of the
      Company, non-interest bearing payable
      upon demand, and unsecured                       -            990
                                             ------------ --------------

     Total long term liabilities               1,592,018        212,042

     Less current portion of:
      Notes payable - related party              121,019        212,042
                                             ------------ --------------

         Total current portion               $   121,019  $     212,042
                                             ============ ==============

     Net Long Term Liabilities               $ 1,470,999  $           -
                                             ============ ==============

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 3 - LONG-TERM LIABILITIES (Continued)

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2005:

     2006                                   $   121,019
     2007                                     1,470,999
                                            ------------
     Total notes payable and notes
     payable-related party                  $ 1,592,018
                                            ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company committed to an operating lease for office/warehouse space. The lease required monthly payments of $18,000 and expired December 31, 2005. The Company continues to lease the warehouse portion of the space on a month-to-month basis at $10,000 per month, pending acquiring more permanent facilities.

Rent expense for operating leases for December 31, 2005 and 2004 was $216,000 and $208,000, respectively.

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

The Company's request was denied by the Oregon court and the appeal is pending. The default judgment granted to the individual a damage award of $100,000 and accrued interest for alleged adverse effects of using the
Company's products.   As of December 31, 2003, the Company has recognized a
contingent liability of $100,000 for the probable loss. During 2004, the Company paid $100,000 in settlement of the lawsuit.

During 2002, two individuals filed a complaint in the Third Judicial District Court, in and for Salt Lake County, State of Utah, Sandy Dept, against the Company seeking payment of debts allegedly incurred for and on the behalf of the Company while they were acting as officers and directors of the Company. After the Company answered the complaint, a settlement was reached with 1 of the individuals and his claim was dismissed. In March 2003, the other individual filed a motion to amend the complaint to add a new cause of action. The individual's original claim was for the repayment of amounts allegedly paid on his American Express account on behalf of the Company. The new complaint repeats this

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

claim and alleges that monies due for a copy machine lease guaranteed by the individual have not been paid by the Company. Through counsel, the individual has demanded payment for these lease payments. The Company has filed several counterclaims against the individual which have advanced in this litigation and will continue to advance. However, any monies legitimately due and owed based on the copier lease will be paid by the Company. As of December 31, 2004, there are ongoing settlement negotiations regarding this claim. As of December 31, 2004, a potential loss from the settlement is estimated not to exceed $13,000. The Company has recognized a contingent liability of $13,000 as of December 31, 2004. This liability was settled in 2005.

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

On January 10, 2005, Think Again, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Court and has sought removal of the Utah litigation to the United States Bankruptcy Court for the Eastern District of Tennessee. On September 28, 2005, Whole Living voluntarily dismissed without prejudice Think Again, Inc. doing business as Great American, the Wholefood Farmacy, from the civil litigation.

On January 4, 2006, the Company voluntarily dismissed without prejudice Don Tolman, Amber Tolman and Tyler Tolman from the civil litigation. On March 15, 2006 the Company voluntarily dismissed without prejudice Thayer C. Lindauer from the civil litigation.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

On August 5, 2005, Mark Bowen filed for relief under Chapter 7 of the United States Bankruptcy Code in the Eastern District of Tennessee. As a result, the judgment that was entered by the court on November 20, 2004 has been discharged in relation to Mark Bowen. The Company has not attempted to enforce any of its claims as against Mark Bowen following the initiation of his bankruptcy proceeding.

On March 1, 2006, the Company filed an Order to Show cause why Mr. Bowen should not be held in criminal contempt for his violation of the federal court's order.

On February 27, 2006, Mr. Bowen filed an adversary proceeding against the Company which he later dismissed. Shortly thereafter, Mr. Bowen filed an Order to Show Cause why the Company and its counsel should not be held in contempt for their filing of the Order to Show Cause in the federal proceeding. The Company shall attempt to stay the federal action pending the determination of Mr. Bowen's Order to Show Cause in the Tennessee Bankruptcy Court. That action is presently pending.

The Company has filed a proof of claim against Think Again, Inc. in its bankruptcy proceeding to collect its judgment against that entity. Think Again has object to that proof of claim. That objection is being adjudicated in the Bankruptcy Court. The Company plans to vigorously prosecute its right in that adversary proceeding.

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

This liability was settled for $253,150 during 2005.

On April 3, 2003 Evan Richards ("Richards") filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against the Company and numerous additional parties.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The claim is based upon alleged vicarious liability of the Company for claims advanced by Richards against the Company's former subsidiary, Vestrio, Inc. Richards claims that Vestrio, Inc. entered into an oral contract with him for the performance of services and thereafter breached that contract.

The Company had filed a motion to dismiss Richards' complaint against it. That motion had been stayed pending preliminary discovery in this action. Preliminary discovery took place in 2005 and Richards subsequently withdrew his complaint.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital, negative cash flows from operations, and recurring net operating losses since inception and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from
the outcome of this uncertainty.    During 2004 the Company increased its
product offerings to include hot cereals and healthy meal makers, plus introduced a complete new line of pulse which contains 100% of 23 of the
recommended daily allowance of vitamins.   The Company has completed the
purchase and implementation of several key production machines to ramp up the ability to fulfill the expected worldwide demands. Management will also continue to scrutinize expenses related to operating activities and order fulfillment. In addition in January, 2006, the Company entered into an agreement whereby it exchanged shares for ownership of ForeverGreen International and called for a new management team to take over the Company. Subsequently it has blended the Company's product line with that of ForeverGreen and introduced a new catalogue. (See Subsequent Events for further discussion of this matter).

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2005 and 2004, First Equity Holdings Corp., a shareholder, loaned the Company $1,484,604 and $1,841,985, respectively. The balance payable to First Equity Holdings Corp. at December 31, 2005 and 2004 was $820,761 and $211,052, respectively. The loans converted to common stock during the years ended December 31, 2005 and 2004 were $721,159 and $2,798,258, respectively.

During 2003, Sharm Smith, an officer of the Company, entered into a note payable agreement for wages. The note is non interest bearing and payable upon demand. The balance due at December 31, 2005 and 2004 was $ 0 and $990, respectively.

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004


NOTE 7 - EMPLOYEE STOCK OPTIONS

The following table summarizes the information regarding employee stock options at December 31, 2004:

     Options outstanding at December 31, 2002                2,345,000
       Granted                                                       -
       Exercised                                                     -
       Forfeited                                                     -
                                                            -----------
     Balance, December 31, 2003                              2,345,000
       Granted                                                       -
       Exercised                                                     -
       Forfeited                                              (945,000)
                                                            -----------
     Balance, December 31, 2004                              1,400,000
       Granted                                                       -
       Exercised                                                     -
       Forfeited                                            (1,400,000)
                                                            -----------
     Balance, December 31, 2005                                      -
                                                            ===========


NOTE 8 - WARRANTS

The following tables summarize the information regarding warrants at December 31, 2005 and 2004.

     Warrants Outstanding at December 31, 2002               1,500,000
       Granted                                                       -
       Exercised                                                     -
       Forfeited                                                     -
                                                            -----------
     Balance, December 31, 2003                              1,500,000
       Granted                                                       -
       Exercised                                                     -
       Forfeited                                                     -
                                                            -----------
     Balance, December 31, 2004                              1,500,000
       Granted                                                       -
       Exercised                                                     -
       Forfeited                                                     -
                                                            -----------
     Balance, December 31, 2005                              1,500,000
                                                            ===========


                               Number of
                               Warrants      Average
                            Outstanding at   Remaining      Average
                Exercise      December 31,  Contractual     Exercise
                  Price          2005       Life (Years)     Price
               ------------ -------------- -------------- ------------
               $    0.25        1,000,000        1.3      $     0.25
               $    0.50          500,000        1.5      $     0.50

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 8 - WARRANTS (Continued)

As of December 31, 2005 and 2004, pursuant to EITF 00-19, the Company has recognized gains on the valuation of warrants of $45,000 and $280,000, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On January 13, 2006 the Company entered into an agreement whereby it exchanged 19,000,000 shares of its common stock for a 23% interest in ForeverGreen International, LLC. a privately held company. This acquisition is accounted for on the equity method of accounting. As part of this reorganization the officers and directors of the Company resigned and officers of ForeverGreen were appointed as officers of the Company.

In conjunction with this acquisition the Board of Directors of the Company approved a 15:1 reverse split of its common shares, which was subsequently completed in February, 2006.

The Company and ForeverGreen have blended their product lines and introduced a new product catalogue.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report on Form 8-K, dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors.


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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year 2005. They concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Their evaluation identified a weakness in our disclosure controls and procedures with respect to providing current information about material contracts with our executive officers. Management is taking steps to implement appropriate corrective action including, but not limited to, changes to the way we process director and executive officer management agreements.

Other than the actions described above, there has been no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   ITEM 8B.  OTHER INFORMATION

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On November 11, 2005 we entered into employment agreements with two of our directors and executive officers. Whole Living entered into an employment agreement with Douglas J. Burdick, who was our President at the time, to serve as President of Brain Garden, Inc., our wholly-owned subsidiary and as an advisor to Whole Living. The term of the agreement was for a period of one year with a salary of $11,000 per month paid in semi-monthly increments and a $4,000 per month house and car allowance. In addition, 1,000,000 (66,667 post-split) shares were placed in escrow for a period of ninety days. The agreement provided that the shares would be issued to Mr. Burdick if his employment was not terminated by him or by cause at the end of the ninety day term.

Mr. Burdicks's employment may be terminated at-will by Whole Living with a thirty day written notice, or upon his death. We may terminate him if illness, accident or other physical or mental incapacity renders him unable to perform his services for an aggregate of thirty days. We may terminate him for cause, provided we provide him with a written notice of the acts or omissions and he fails to cure any consequences of his acts or omissions within thirty days. He may terminate the employment agreement if he provides ninety days written notice.

The employment agreement provides upon his termination he would be entitled to severance benefits equal to the amount of his base salary for a ninety day period paid in semi-monthly increments. He agreed to protect information not generally disclosed to the public about our financial status, business plans and customers. We agreed to indemnify him for any causes of action arising from his duties and obligations under the employment agreement and he agreed to indemnify Whole Living for claims arising from his willful misconduct or gross negligence. He agreed not to compete, as defined in the agreement, with Whole Living for a period of thirty-six consecutive months following his termination for cause, or twenty-four months if terminated at-will or by illness.

Mr, Burdick served as the President of Brain Garden until he resigned as President on March 21, 2006. He continues to serve as an advisor to Whole Living and on March 24, 2006 we issued 66,667 shares to him pursuant to the employment agreement.

On November 11, 2005, Whole Living entered into an employment agreement with William M. Fifield, our director at the time, to serve as Vice-president of Whole Living. The term of the agreement is for a period of one year and will be automatically extended for two successive one-year periods, unless three month's written notice is provided by either Mr. Fifield or Whole Living. He will receive a salary of $7,850 per month paid in semi-monthly increments and he received an aggregate of 600,000 (40,000 post-split) shares, valued at $54,000, as consideration for signing the agreement.

Mr. Fifield's employment may be terminated at-will by Whole Living with a thirty day written notice, or upon his death. We may terminate him if illness, accident or other physical or mental incapacity renders him unable to perform his services for an aggregate of thirty days. We may terminate him for cause, provided we provide him with a written notice of the acts or omissions and he fails to cure any consequences of his acts or omissions within thirty days. He may terminate the employment agreement if he provides ninety days written notice.

Upon his termination he will be entitled to severance benefits equal to the amount of his base salary for a ninety day period paid in semi-monthly increments. He agreed to protect information not generally disclosed to the public about our financial status, business plans and customers. We agreed to indemnify him for any causes of action arising from his duties and obligations under the employment agreement and he agreed to indemnify Whole Living for claims arising from his willful misconduct or gross negligence. He agreed not to compete with Whole Living, as defined in the agreement, for a period of thirty-six consecutive months following his termination for cause, or twenty-four months if released at-will or by illness.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors, their respective ages and positions and biographical information are presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. In January 2006 Douglas J. Burdick and William
L. Fifield resigned their positions as directors and officers of Whole Living, Inc. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.






Name                Age   Position Held                        Director Since
-----               ----  --------------                       --------------
Ronald Williams     44    Chairman of the Board, President      January 2006
                          and CEO

Robert Reitz        35    Director, Secretary/Treasurer, CFO,   January 2006
                          and Senior Vice-president of Finance

Brenda Huang        32    Director and Senior Vice-president    January 2006
                          of Marketing

Ronald Williams - Mr. Williams was appointed President and CEO in January 2006. Mr. Williams was an original founder of Whole Living in 1998. He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002. From October 2002 to October 2003 he was bound by a non-compete agreement and was not employed. From November 2003 through May 2004 he formed ForeverGreen International, LLC. and he launched ForeverGreen International, LLC in May 2004. He started in the network marketing industry in the 1980's as a distributor for NuSkin International and learned the trade and business with them. He then went on to Neways International from 1992 to 1997 and became its Vice-president of Sales and Marketing. During 1997 and 1998 he was a Senior Executive at Young Living Essential Oils.

Robert Reitz - Mr. Reitz was appointed Secretary/Treasurer and CFO in January 2006. From August 2003 to March 3, 2006 he served as Vice-president of Finance for ForeverGreen International, LLC. From May 2003 to December 2003 he was employed as a Controller for Destiny Worldwide, Inc. From May 2001 until January 2003 he was an

Oracle Asia Business Analyst for Morindo Inc./Tahitian Noni International where he was the lead Oracle analyst for all accounting issues in Asia. He started in the network marketing industry in 1997 with Enrich International. He lived in and opened the Enrich Japan territory while working with Enrich throughout Asia, Europe and the Americas. Mr. Reitz is fluent in Japanese. He developed a broad understanding of network marketing in the areas of finance, accounting, commissions, payroll, reporting, IT and human resources. Mr. Reitz has an MBA from New York University Leonard N. Stern School of Business.

Brenda Huang - From July 2003 to the present she was employed as the Vice-president of Marketing for ForeverGreen International, Inc. From July 2000 to July 2003 she was the Director of Global Expansion for Destiny Worldwide, Inc. Ms. Huang's marketing experience began while managing Asian operations growth in Taiwan for Morinda, Inc. After her success in Taiwan, Brenda accepted an offer to facilitate growth of Morinda in Hong Kong, China. She is experienced in creating business presentations for a variety of countries and languages. She is fluent in Mandarin Chinese, Japanese, Cantonese, Taiwanese and English. For the past nine years, she has worked directly with distributors in the capacities of General Manager, Sales and Marketing Manager, Customer Service and Operations Manager.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not currently have an audit committee, accordingly we do not have an audit committee financial expert serving on an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. For the year ended December 31, 2005, we believe Douglas J. Burdick filed late one Form 4 related to one transaction.

CODE OF ETHICS

We have not adopted a code of ethics for our principal executive and financial officers. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.


                 ITEM 10.  EXECUTIVE COMPENSATION

The following tables show the compensation paid to our named executive officers in all capacities during the past three fiscal years.


                    SUMMARY COMPENSATION TABLE

                              Annual Compensation
                              -------------------

Name and                                       Other annual    All other
principal position   Year  Salary($)  Bonus($) compensation($) compensation
------------------   ----  ---------  -------- --------------- ------------
Douglas J. Burdick   2005  $ 132,000  $    0   $ 84,321(1)     $ 90,000(2)
Former President     2004    132,000       0     29,136(3)            0
and Director         2003    114,000       0     20,645(4)            0

     (1)   Represents the value of corporate housing and an automobile lease.
     (2) Represents the value of 1,000,000 (66,667 post-split) shares issued for prior services.

     (3) Represents $19,632 for corporate housing and $9,504 for an automobile lease.
     (4) Represents $14,608 for corporate housing and $6,037 for an automobile lease.


DIRECTOR COMPENSATION

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

REPORT ON CANCELLATION OF OPTIONS

As a result of the restructuring of the company and the appointment of new management, Messrs. Burdick and Fifield agreed to release any claims they had in options, warrants or other compensation granted to them by Whole Living or
Brain Garden, Inc.   Mr. Burdick released his claim to 350,000 options he held
and Mr. Fifield released his claim to 80,000 options he held.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2005. This chart also includes individual compensation arrangements.

               EQUITY COMPENSATION PLAN INFORMATION
_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity compensation
plans approved by
security holders           0                  0                    0

Equity compensation
plans not approved
by security holders     1,500,000          $  0.33                 0

Total                   1,500,000          $  0.33                 0
______________________________________________________________________________

     Consulting Agreements

On April 30, 2002 we granted to Summit Resource Group, Inc. warrants to purchase 1,500,000 (100,000 post-split) common shares in consideration for one year of investor relations consulting services valued at approximately $325,000. The consulting services related to "investor relations" dealings with NASD broker/dealers and the investing public. The exercise prices of the warrants were 1,000,000 (66,667 post-split) shares at $0.25, which vested immediately; and 500,000 (33,334 post-split) shares at $0.50 that vested July 31, 2002. All of the warrants have a five year expiration and include piggy back registration rights.

BENEFICIAL OWNERS

The following table sets forth the beneficial ownership of our management and any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 6,653,977 post-reverse split shares of common stock outstanding as of March 23, 2006.


                    CERTAIN BENEFICIAL OWNERS

Name and Address of               Number of Shares of          Percentage of
Beneficial Owners                 Common Stock                 Class
---------------------             --------------------         -------------
ForeverGreen Members                1,266,667 (1)               19.0%
972 North 1430 West
Orem, UT 85057

                            MANAGEMENT

Name and Address of               Number of Shares of          Percentage of
Beneficial Owners                 Common Stock                 Class
----------------------            -------------------          --------------

Ronald Williams                     1,066,667                   16.0%
972 North 1430 West
Orem, UT 85057

Robert Reitz                           66,667                    1.0%
972 North 1430 West
Orem, UT 85057

Brenda Huang                           66,667                    1.0%
972 North 1430 West
Orem, UT 85057

All executive officers and          1,200,001                   18.2%
directors as a group

     (1) Includes four members of ForeverGreen discussed below.


CHANGE IN CONTROL

In consideration for the ForeverGreen membership units we issued 19,000,000 (1,266,667 post-split) restricted shares of our common stock to four members of ForeverGreen as follows:

..     Ronald Williams sold 2,000,000 membership units in exchange for
      16,000,000 (1,066,667 post-split) shares of Whole Living common stock;
..     Robert Reitz sold 100,000 membership units in exchange for 1,000,000
      (66,667 post-split) shares of Whole Living common stock;
..     Brenda Huang sold 100,000 membership units in exchange for 1,000,000
      (66,667 post-split) shares of Whole Living common stock; and
..     Jerry Gray sold 100,000 membership units in exchange for 1,000,000
      (66,667 post-split) shares of Whole Living common stock.

As a result of the exchange of Whole Living stock for ForeverGreen membership units, Ronald Williams beneficially owns 16,000,000 (1,066,667 post-split) shares of Whole Living common stock, or 16.0% of our shareholder voting power. The four members of ForeverGreen collectively hold 19.0% of our voting power as of the date of this filing. This concentration of ownership may have the effect of delaying or preventing a change in control.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

As a result of the purchase agreement with ForeverGreen in January 2006, Ronald Williams, Robert Reitz and Brenda Huang were issued shares in Whole Living and appointed as our directors and officers. (See Item 9 "Directors and Executive Officers" and Item 11 "Change in Control," above.)

On November 11, 2005, Whole Living entered into an employment agreement with William M. Fifield, our director at the time, to serve as Vice-president of Whole Living. (See Item 8B above.) He will receive a salary of $7,850 per month paid in semi-monthly increments and he received an aggregate of 600,000 (40,000 post-split) shares, valued at $54,000, as consideration for signing the agreement full release of any claim to 95,000 options and any other compensation he was entitled to from Whole Living and/or Brain Garden, Inc.

On November 11, 2005, we entered into an employment agreement with Douglas J. Burdick, our then President and Director, to serve as President of Brain Garden, Inc. and as an advisor to Whole Living. (See Item 8B above.) We placed 1,000,000 (66,667 post split) shares, valued at $90,000 into escrow in consideration for his execution of the employment agreement, full release of any claim to 350,000 options, any other compensation he was entitled to from Whole Living and/or Brain Garden, and a minimum of ninety-day performance under the contract. On March 24, 2006 we issued the 66,667 shares in escrow to him pursuant to the employment agreement. On December 5, 2005 we issued 1,000,000 (66,667 post-split) shares valued at $90,000 to Mr. Burdick as compensation for his services as President, CEO, and Secretary/Treasurer of Whole Living.

During 2005, Mr. Burdick's family members held independent contractor distributor positions with Brain Garden and earned sales commissions of approximately $5,000 a month. The family members continue to hold distributor positions after Mr. Burdick's resignation as the President of Brain Garden.

                        ITEM 13.  EXHIBITS

No.     Description
----    -----------------
3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Certificate of Amendment to Articles of Incorporation for Whole Living, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-QSB, filed November 15, 2004)
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
10.2 Member Interest Purchase Agreement between Whole Living and ForeverGreen International, LLC, dated January 13, 2006 (Incorporated by reference to exhibit 10.1 for Form 8-K, as amended, filed January 13, 2006)
10.3 Employment Agreement between Whole Living and Douglas J. Burdick, dated November 11, 2005
10.4 Employment Agreement between Whole Living and William M. Fifield, dated November 11, 2005
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed November 14, 2003)

31.1    Chief Executive Officer Certification
31.2    Chief Financial Officer Certification
32.1    Section 1350 Certification



         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

ACCOUNTANT FEES

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson, LC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                               2005               2004
                             --------          --------
     Audit fees              $ 24,541          $ 14,593
     Audit-related fees             0                 0
     Tax fees                       0                 0
     All other fees          $      0          $      0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

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

                                 WHOLE LIVING, INC.




Date: April 6, 2006              By: /s/ Ronald K. Williams
                                     -------------------------------
                                     Ronald K. Williams, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




Date: April 6, 2006                  /s/ Ronald K. Williams
                                     -------------------------------
                                     Ronald K. Williams
                                     Chairman of the Board, President
                                     and Chief Executive Officer



Date: April 6, 2006                  /s/ Robert Reitz
                                     --------------------------------
                                     Robert Reitz
                                     Chief Financial Officer,
                                     Secretary/Treasurer and Director


Date: April 6, 2006                  /s/ Brenda Huang
                                     --------------------------------
                                     Brenda Huang
                                     Director