Form 10QSB
period 2006-03-31
WHOLE LIVING INC
filed 2006-05-19
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For quarterly period ended March 31, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-26973

                        WHOLE LIVING, INC.
  --------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Nevada                                    87-0621709
   ------------------------              -----------------------------------
   (State of incorporation)              (I.R.S. Employer Identification No.)

           972 North 1430 West, Orem, Utah                   84057
       ---------------------------------------             ----------
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

As of May 1, 2006, Whole Living, Inc. had a total of 6,667,735 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis...............................8

Item 3.  Controls and Procedures...........................................12

                    PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 6.  Exhibits..........................................................13

Signatures.................................................................14



                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.





                        Whole Living, Inc.

                       Financial Statements

                          March 31, 2006

                        Whole Living, Inc
                   Consolidated Balance Sheets

                   Assets
                   ------
                                                    March 31     December 31
                                                       2006         2005
                                                  ------------- -------------
                                                   (Unaudited)
Current Assets
  Cash                                            $    116,149  $     26,383
  Accounts Receivable (Net of Allowance of $8,000)       1,731           899
  Inventory                                            397,698       406,423
  Prepaid Expenses                                           -             -
                                                  ------------- -------------
     Total Current Assets                              515,578       433,705

Property & Equipment, Net                              320,363       372,466

Other Assets
  Deposits                                              30,540        30,540
  Investments Available for Sale                     2,340,554             -
                                                  ------------- -------------

  Total Assets                                    $  3,207,035  $    836,711
                                                  ============= =============

        Liabilities and Stockholders' Equity
        ------------------------------------

Current Liabilities
  Accounts Payable                                $    220,696  $    154,472
  Accrued Expenses                                      75,951        79,725
  Related Party Payable                                250,516             -
  Derivatives                                           69,000       145,000
  Current Portion of Long-Term Liabilities           1,784,629       121,019
                                                  ------------- -------------
  Total Current Liabilities                          2,400,792       500,216

Long Term Liabilities
  Notes Payable - Related Party                      1,013,372       820,761
  Note Payable                                         771,257       771,257
  Less Current Portion                              (1,784,629)     (121,019)
                                                  ------------- -------------
  Total Long Term Liabilities                                -     1,470,999
                                                  ------------- -------------

  Total Liabilities                                  2,400,792     1,971,215

Stockholders Equity
  Common Stock, $.001 Par Value;
   100,000,000 Shares Authorized: 6,667,654 and
   5,350,987 Shares Issued and Outstanding
   Respectively                                          6,668         5,351
  Additional Paid In Capital                        17,364,082    14,995,399
  Retained Deficit                                 (16,525,379)  (16,081,452)
  Prepaid Expenses                                     (39,128)      (53,802)
                                                  ------------- -------------
  Total Stockholders' Equity                           806,243    (1,134,504)
                                                  ------------- -------------
  Total Liabilites and Stockholders' Equity       $  3,207,035  $    836,711
                                                  ============= =============

                        Whole Living, Inc
              Consolidated Statements of Operations
                           (Unaudited)

                                                  For the Three Months Ended
                                                          March 31,
                                                  ----------------------------
                                                      2006              2005
                                                  ------------- -------------

Sales                                             $  1,029,949  $  1,276,728

Cost of Goods Sold                                     704,785       841,216
                                                  ------------- -------------

Gross Profit                                           325,164       435,512
                                                  ------------- -------------
Operating Expense
  Selling Expense                                       58,989       103,971
  General and Administrative                           846,844       773,801
                                                  ------------- -------------
  Total Operating Expenses                             905,833       877,772
                                                  ------------- -------------

Operating Income (Loss)                               (580,669)     (442,260)

Other Income (Expense)
  Gain (Loss) on Valuation of Derivatives               76,000             -
  Gain (Loss) on Investment                             60,554             -
  Interest Income                                          188             -
  Interest Expense                                           -       (23,370)
  Other Income                                               -        13,046
                                                  ------------- -------------
  Total Other Income (Expense)                         136,742       (10,324)
                                                  ------------- -------------
Net Income (Loss) Before Income Taxes                 (443,927)     (452,584)

Provision for Income Taxes                                   -             -
                                                  ------------- -------------

Net Income(Loss)                                  $   (443,927) $   (452,584)
                                                  ============= =============

Weighted Average Income (Loss) Per Share          $      (0.07) $      (0.16)
                                                  ============= =============

Weighted Average Shares Outstanding                  6,463,788     2,871,976
                                                  ============= =============

                        Whole Living, Inc
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                   For the Three Months Ended
                                                             March 31,
                                                        2006           2005
                                                  ------------- -------------
Cash Flows from Operating Activities
Net Income (Loss)                                 $   (443,927) $   (452,584)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided(Used) in Operating Activities:
  Depreciation and Amortization                         52,103        58,469
  Amortization of Prepaid Expenses (Equity)             14,674        41,209

  Gain on Investment                                   (60,554)            -
  Stock Issued for Services                             90,000             -
Change in Assets and Liabilities
  (Increase)Decrease in:
  Accounts Receivable                                     (832)        5,067
  Inventory                                              8,725        37,395
  Prepaid Expenses                                           -        (3,750)
  Increase(Decrease) In:
  Related Party Payable                                250,516             -
  Derivatives                                          (76,000)            -
  Accounts Payable and Accrued Expenses                 62,450      (328,910)
                                                  ------------- -------------
  Net Cash Provided(Used) by Operating Activities     (102,845)     (643,104)
                                                  ------------- -------------

Cash Flows from Investing Activities
 Cash Paid for Property and Equipment                        -          (679)
                                                  ------------- -------------
  Net Cash Provided(Used) by Investing Activities            -          (679)
                                                  ------------- -------------

Cash Flows from Financing Activities
 Bank Overdraft                                              -       (55,217)
 Cash Proceeds from Debt Financing                     192,611       699,000
                                                  ------------- -------------
  Net Cash Provided(Used) by Financing Activities      192,611       643,783
                                                  ------------- -------------

Increase(Decrease) in Cash                              89,766             -

Cash and Cash Equivalents at Beginning of Period        26,383             -
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $    116,149  $          -
                                                  ============= =============

Supplemental Disclosures of Cash Flow Information

Cash Paid for:
 Interest                                         $          -  $      2,228
 Income Taxes                                     $          -  $          -

Non-Cash Activities:
 Stock issued for investment                      $  2,280,000  $          -



                             Whole Living, Inc
         Consolidated Statements of Stockholders' Equity (Deficit)
                               March 31, 2006
                                (Unaudited)


                                                           Additional    Retained
                                                             Paid-in     Earnings       Prepaid
                                  Shares        Amount       Capital     (Deficit)      Expenses
                              ------------- ------------- ------------- ------------- --------------

Balance, December 31, 2005       5,350,987  $      5,351  $ 14,995,399  $(16,081,452) $     (53,802)

Shares issued for investment
 at $1.80 per share              1,266,667         1,267     2,278,733             -              -

Shares issued for services
 at $1.80 per share                 50,000            50        89,950             -              -

Amortization of prepaid expenses         -             -             -             -         14,674

Net income (loss) for the
 period ended March 31, 2006             -             -             -      (443,927)             -
                              ------------- ------------- ------------- ------------- --------------

Balance, March 31, 2006          6,667,654  $      6,668  $ 17,364,082  $(16,525,379) $     (39,128)
                              ============= ============= ============= ============= ==============






                        Whole Living, Inc.
                Notes to the Financial Statements
                          March 31, 2006


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

INVESTMENTS AVAILABLE FOR SALE

On January 13 2006 the company entered into an agreement whereby it exchanged 19,000,000 shares of its common stock for a 23% interest in ForeverGreen International, LLC. A privately held company. This acquisition is accounted for on the equity method of accounting which requires the Company to recognize the net income (Loss) of ForeverGreen based on the percentage of ownership. For the three month period ended march 31, 2006, $60,554 has been recognized as a gain on the investment. Also, as part of this reorganization the officers and directors of the Company resigned and officers of ForeverGreen were appointed as officers of the company.

In conjunction with this acquisition the Board of Directors approved a 15:1 reverse split of its common shares, which was subsequently completed in February, 2006. Financial statements for prior periods have been restated to reflect this reverse split.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Whole Living is a holding company which operates through its wholly-owned subsidiary, Brain Garden, Inc. In January 2006 we acquired a 23% interest in ForeverGreen International, LLC, a privately held limited liability company ("ForeverGreen"). The members of ForeverGreen acquired 19,000,000 shares of Whole Living common stock and the management of ForeverGreen were appointed as directors and officers of Whole Living. In addition, we effected a 15-to-1 reverse stock split on February 22, 2006. (See Part II, Item 4, below, for further details.)

During the first quarter of 2006 Brain Garden joined forces with ForeverGreen to obtain access to its corporate leadership, consolidate our management team and to obtain access to ForeverGreen's exclusive and best-selling FrequenSea(TM) product with marine phytoplankton. In addition, this combination increased and enhanced our product lines with the addition of organic 24 Karat Chocolate and exclusive plant life concentrate products.
Our distributors, now called Members, also benefit through additional compensation plan earnings through the ForeverGreen Compensation Plan as well as benefit from the experienced leadership of the combined Whole Living and ForeverGreen management team. Brain Garden distributors have been welcomed into the ForeverGreen Compensation Plan and are included within and bound by the ForeverGreen Contract and Policies and Procedures. Because we have combined our distributors with ForeverGreen Members, consolidated our product line with the product line of ForeverGreen and now have the same management as ForeverGreen, the business of Brain Garden and ForeverGreen are now identical.

In early March, 2006, Brain Garden and ForeverGreen Members experienced their first joint convention with Master of Ceremonies, CEO, Ronald Williams. This three-day-event introduced Brain Garden Members to the management team, key vendors, new products such as Nice(TM) bars, and provided training on the ForeverGreen Compensation Plan. Over 1500 people attended the event. The ForeverGreen culture, that includes random acts of kindness and service to others, was highlighted with Members from around the country and the world providing a day of service at local nursing homes and boys and girls clubs. Keynote motivational speakers Kyle Maynard and Team Hoyt provided their life
experiences of overcoming physical and emotional challenges.   Members from
around the country and world were recognized for their achievements in serving others and Members were recognized for rank advancement in the ForeverGreen Compensation Plan. After the convention and during March and April, our management team commenced the "Matrix Magic Tour" to introduce Brain Garden distributors/Members and new Members to the ForeverGreen culture and to recognize those that were unable to attend the March convention. The tour introduced ForeverGreen and the FrequenSea(TM) product, trained the new Members in the Matrix culture and the FrequenSea(TM) product success model.

During 2006, we plan to continue our focus on the FrequenSea(TM) business model. In addition, we plan to open corporate offices that will service Members in Japan, Australia and New Zealand. We intend to expand our personal consumption model to the European Union. Management anticipates that these facilities and expanded services will decrease our shipping costs and the time it takes to ship product to our customers effecting better service and increased margins.

We will continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea(TM) product and ForeverGreen Compensation Plan earnings and commissions. We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

Our major challenge for the next twelve months will be to increase our logistics centers here and around the world to keep up with the increased demand for our products and the business opportunity. Included in this challenge is the need to decrease shipping times and any back order issues related to the increased demand for our products. Overcoming these challenges will require additional skilled personnel, and manufacturing and shipping facilities. In addition, we need to obtain sufficient essential oil raw materials to ensure a continuous supply of our high demand essential oils product line. We anticipate moving into our new manufacturing facility during the second quarter of 2006 and are faced with the challenge of making this move without affecting customers' purchases and the business operations of our Members.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended March 31, 2006 (the "2006 first quarter"), we
recognized sales of $1,029,949, but recorded a net loss of $443,927.   We have
had recurring net operating losses since inception and historically, we have financed our operations through revenues and debt financing.

For the 2006 first quarter, in addition to sales, we relied on debt financing of $192,611 to fund our operations. In comparison, for the three month period ended March 31, 2005 (the "2005 first quarter") we recorded sales of $1,276,728 and obtained debt financing of $699,000 to fund operations. At our current sales levels we require approximately $80,000 per month in addition to sales revenue to meet our basic operations.

We intend to use our cash for working capital. In addition, we anticipate that the expansion of our domestic and international logistics centers will
require additional funding.   We anticipate the move of our manufacturing
facility will require $75,000 to complete.   We intend to fund these
expenditures with internally generated cash flows and additional borrowing.

As of January 2006 we have expanded our product line to include ForeverGreen's products in addition to Brain Garden products. Management believes the expansion of products and distributors will increase sales; however, we cannot guarantee that we will be able to attain or maintain profitability.
Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Management anticipates that additional working capital shortfalls will be funded with debt financing. We may pay these loans with cash, if available, or convert these loans into common stock. We may also issue private placements of stock to raise additional funding. Any private placement likely will rely upon exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

COMMITMENTS AND CONTINGENT LIABILITIES

During 2005 and 2004 we leased warehouse space for $18,000 a month, but this lease expired December 31, 2005. We continue to lease the warehouse portion of this property on a month-to-month basis at $10,000 per month. The monthly lease expenses for the new warehouse facility are approximately $8,530 and will commence in the summer of 2006.

Our total current liabilities increased to $2,400,792 at March 31, 2006 from $500,216 at December 31, 2005. This increase was primarily due to $1,784,629 current portion of our long term liabilities and related party transactions of $250,516 owed to ForeverGreen. The current portion of long term liabilities includes notes payable to a shareholder, First Equity Holdings Corp., of $1,013,372 and notes payable to third parties of $771,257.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. and have been restated to reflect the reverse split. The financial information for the 2005 first quarter is limited to the operations of Brain Garden and the financial information for the 2006 first quarter reflects the operations of Brain Garden. The following chart summarizes our financial statements for the three month periods ended March 31, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, above.

       Comparison of 2006 and 2005 First Quarter Operations
       ----------------------------------------------------

                                                First Quarter  First Quarter
                                                     2006          2005
                                                -------------- -------------

Sales                                           $   1,029,949  $  1,276,728

Cost of goods sold                                    704,785       841,216

Gross profit                                          325,164       435,512

Total operating expenses                              905,833       877,772

Total other income (expense)                          136,742       (10,324)

Net loss                                             (443,927)     (452,584)

Net loss per share                              $       (0.07) $      (0.16)

We recognize revenue upon shipment of a sales order. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2006 first quarter decreased 19.3% from the 2005 first quarter due to an adjustment period to the new commission plan and a historical reduction of distributor activity during the second quarter to fourth quarter of 2005. There was significant sales growth from the 2005 fourth quarter to the 2006 first quarter. While the combination of ForeverGreen's Members and products with the Brain Garden operation have not increased revenues during the 2006 first quarter when compared with the first quarter of 2005, management believes the ForeverGreen Compensation Plan, leadership and expanded product line will continue to increase sales over the long term.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributor/Members, the cost of shipping product to Members, plus credit card sales processing fees. Cost of goods sold were 65% to 68% of sales for the comparable periods. Management expects cost of goods sold to remain within this percentage range of sales for the short term.

A portion of cost of goods sold relates to distributor commissions paid to several levels of Members on each product sold. Member commissions are paid on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to Members. During the 2005 first quarter the amount and recipient of the commission varied depending on the purchaser's position within the Brain Garden Unigen Plan. The overall payout average for sales commissions under the Unigen Plan was approximately 36% to 38% of product sales. In January 2006 Brain Garden adopted the ForeverGreen Compensation Plan and the overall payout average for sales commissions for the 2006 first quarter under that plan were approximately 40%.

Total operating expenses increased 3.2% for the 2006 first quarter compared to the 2005 first quarter. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased to 43.3% for the 2006 first quarter compared to the 2005 first quarter. General and administrative expenses include general office expense, management and employees' salaries, and the support systems for the distributor network. General and administrative expenses increased 9.4% for the 2006 first quarter compared to the 2005 first quarter.

Total other income of $136,742 for the 2006 first quarter included interest income of $188, a $76,000 gain on the valuation of warrants granted in 2002 that remain outstanding and a $60,554 gain on our investment in ForeverGreen. The gain on warrants is due to the periodic reevaluation of warrants granted in 2002 for services that are classified as a liability. Total other expense of $10,324 for the 2005 first quarter included $23,370 interest expense related to interest on loans and other income of $13,046.

As a result of the above, we recorded a net loss and net loss per share for both the 2006 and 2005 periods.

The following chart summarizes our balance sheet at March 31, 2006 and December 31, 2005.

                 2006 First Quarter Balance Sheet
                ----------------------------------

                                              Quarter ended  Year ended
                                              March 31, 2006 December 31, 2005
                                              -------------- -----------------

Cash                                          $     116,149  $         26,383

Total current assets                                515,578           433,705

Total assets                                      3,207,035           836,711

Total current liabilities                         2,400,792           500,216

Total liabilities                                 2,400,792         1,971,215

Retained deficit                                (16,525,379)      (16,081,452)

Total stockholders equity                     $     806,243  $     (1,134,504)

At March 31, 2006 our total assets increased compared to the year ended December 31, 2005 primarily due to recognizing a $2,340,554 investment in ForeverGreen. At March 31, 2006 total liabilities increased when compared to December 31, 2006, due to borrowing $1,013,372 from a shareholder, First Equity Holdings Corp., to fund ongoing operations.

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

Our future internal cash flows will be dependent on a number of factors, including:
..    Our ability to encourage our Members to sponsor new Members and increase their own personal sales;
..    Our ability to promote our product lines with our Members and customers;
..    Our ability to develop successful new exclusive product lines;
..    Our ability to obtain essential oil raw materials for some of those products;
..    Effects of future regulatory changes in the area of direct marketing, if any;
..    Our ability to remain competitive in our domestic and international markets; and
..    Our ability to decrease shipping time and expenses.

In addition, we have entered into agreements with independent distributors and suppliers located in Australia, Canada, Japan, New Zealand, Singapore and the United Kingdom. We may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They concluded that our disclosure controls and procedures were not effective as of March 31, 2006 due to the conclusion on April 28, 2006 that our financial statements for prior years that had not been restated should not be relied upon due to the required reclassification of an equity transaction as a liability in the financial statements. Management caused a restatement of our financial statements for the years ended December 31, 2004 and 2003 to filed with the SEC on April 10, 2006, and a current report on Form 8K disclosing non-reliance on prior financials filed May 5, 2006. In addition, management is taking steps to implement appropriate corrective action including, but not limited to, discussions with our independent accountants as to any other required restatements and changes to the way we process equity transactions so that we select the proper accounting treatment for such transactions.

Other than the actions described above, there has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 13, 2006, our Board of Directors approved a 15-to-1 reverse split of our common stock. On the same date stockholders holding 55,681,599 shares of common stock, or 56.2% of our 99,059,589 shares of common stock entitled to vote on the reverse split executed and delivered a written consent approving and adopting the reverse split. The reverse split became effective on February 22, 2006 and resulted in the current outstanding shares of 99,059,589 being reversed to approximately 6,603,973.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Chief Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Certificate of Amendment to Articles of Incorporation for Whole Living, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-QSB, filed November 15, 2004)
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
10.2 Member Interest Purchase Agreement between Whole Living and ForeverGreen International, LLC, dated January 13, 2006 (Incorporated by reference to exhibit 10.1 for Form 8-K, as amended, filed January 13, 2006)
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit
     21.1 for Form 10-QSB, filed November 14, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WHOLE LIVING, INC.




Date: May 18, 2006                     /s/ Ronald K. Williams
                                       --------------------------------------
                                       Ronald K. Williams
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date: May 18, 2006                     /s/ Ronald K. Williams
                                       -------------------------------------
                                       Robert Reitz
                                       Chief Financial Officer,
                                       Secretary/Treasurer and Director