Form 10QSB
period 2006-06-30
WHOLE LIVING INC
filed 2006-08-14
CIK 1091983

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-26973

                        WHOLE LIVING, INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

               Nevada                        87-0621709
      ________________________   ___________________________________
      (State of incorporation)  (I.R.S. Employer Identification No.)


              972 North 1430 West, Orem, Utah  84057
_________________________________________________________________
             (Address of principal executive offices)

                          (801) 655-5500
__________________________________________________________________
                   (Issuer's telephone number)

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

As of July 17, 2006, Whole Living, Inc. had a total of 6,667,654 shares of common stock outstanding.

Transitional small business disclosure format:           Yes [ ]   No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation...........7

Item 3.  Controls and Procedures............................................12


                    PART II: OTHER INFORMATION

Item 5.  Other Information.................................................12

Item 6.  Exhibits..........................................................13

Signatures.................................................................14




                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.



                        Whole Living, Inc.

                       Financial Statements

                          June 30, 2006

                        Whole Living, Inc

                   Consolidated Balance Sheets


                              Assets
                                                     June 30    December 31
                                                       2006         2005
                                                   ------------- -------------
                                                    (unaudited)

Current Assets
  Cash                                             $     20,894  $     26,383
  Accounts Receivable (Net of Allowance of $8,000)            -           899
  Inventory                                             580,730       406,423
  Prepaid Expenses                                       44,183             -
                                                   ------------- -------------
  Total Current Assets                                  645,807       433,705

Property & Equipment, Net                               295,737       372,466

Other Assets
  Deposits                                               30,840        30,540
  Investment in Forevegreen Intl.                     2,387,729             -
                                                   ------------- -------------

  Total Assets                                     $  3,360,112  $    836,711
                                                   ============= =============

               Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                                 $    646,869  $    154,472
  Accrued Expenses                                      151,978        79,725
  Derivatives                                            42,000       145,000
  Current Portion of Long-Term Liabilities            2,054,955       121,019
                                                   ------------- -------------
  Total Current Liabilities                           2,895,802       500,216

Long Term Liabilities
  Notes Payable - Related Party                       1,271,114       820,761
  Note Payable                                          783,841       771,257
  Less Current Portion                               (2,054,955)     (121,019)
                                                   ------------- -------------
  Total Long Term Liabilities                                 -     1,470,999
                                                   ------------- -------------
  Total Liabilities                                   2,895,802     1,971,215

Stockholders Equity
  Common Stock, $.001 Par Value; 100,000,000
    Shares Authorized: 6,667,654 and 5,337,306
    Shares Issued and Outstanding, Respectively           6,668         5,337
  Additional Paid In Capital                         17,364,082    14,995,413
  Retained Deficit                                  (16,881,985)  (16,081,452)
  Prepaid Expenses                                      (24,454)      (53,802)
                                                   ------------- -------------
  Total Stockholders' Equity                            464,311    (1,134,504)
                                                   ------------- -------------
  Total Liabilities and Stockholders' Equity       $  3,360,112  $    836,711
                                                   ============= =============

<CAPTION


                              Whole Living, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)





                                                For the Three Months Ended   For the Six Months Ended
                                                             June 30                  June 30,
                                               ---------------------------- ---------------------------
                                                     2006         2005           2006          2005
                                               -------------- ------------- ------------- -------------
Sales                                          $     828,882  $    999,957  $  1,858,831  $  2,276,685

Cost of Goods Sold                                   682,239       784,038     1,388,619     1,625,254
                                               -------------- ------------- ------------- -------------
Gross Profit                                         146,643       215,919       470,212       651,431
                                               -------------- ------------- ------------- -------------

Operating Expense
 Selling Expense                                      57,262       187,159       197,021       291,130
 General and Administrative                          399,892       421,122     1,160,443     1,194,923
                                               -------------- ------------- ------------- -------------
  Total Operating Expenses                           457,154       608,281     1,357,464     1,486,053
                                               -------------- ------------- ------------- -------------
Operating Income (Loss)                             (310,511)     (392,362)     (887,252)     (834,622)

Other Income (Expense)
 Interest Income                                         292       (45,294)          479       (68,664)
 Other Expense                                      (118,942)           56      (118,942)            -
 Gain/(Loss) on FG Investment                         47,175             -       107,729        13,102
 Gain on Valuation of derivative                      27,000             -       103,000             -
 Interest Expense                                     (1,619)            -        (5,548)            -
                                               -------------- ------------- ------------- -------------
  Total Other Income (Expense)                       (46,095)      (45,238)       86,718       (55,562)
                                               -------------- ------------- ------------- -------------

Net Income (Loss) Before Income Taxes               (356,606)     (437,600)     (800,533)     (890,184)

Provision for Income Taxes                                 -             -             -             -
                                               -------------- ------------- ------------- -------------

Net Income(Loss)                               $    (356,606) $   (437,600) $   (800,533) $   (890,184)
                                               ============== ============= ============= =============

Weighted Average Income (Loss) Per Share       $       (0.05) $      (0.07) $      (0.12) $      (0.13)
                                               ============== ============= ============= =============

Weighted Average Shares Outstanding                6,667,654     6,637,725     6,571,573     6,637,725
                                               ============== ============= ============= =============


                                       4



                              Whole Living, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                  For the Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                      2006          2005
                                                                 -------------- -------------
Cash Flows From Operating Activities
Net Income (Loss)                                                $    (800,533) $   (890,184)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided(Used) in Operating Activities:
  Depreciation and Amortization                                         76,729       140,837
  Amortization of Prepaid Expenses (Equity)                             29,348        60,655
  Gain on Investment                                                  (107,729)            -
  Stock Issued for Services                                             90,000             -
Change in Assets and Liabilities
 (Increase)Decrease in:
  Accounts Receivable                                                      964        15,130
  Inventory                                                           (174,307)       86,724
  Prepaid Expenses                                                     (44,549)      (10,250)
  Increase(Decrease) In:
  Related Party Payable                                                      -             -
  Derivatives                                                         (103,000)            -
  Bank Overdraft                                                             -       (24,434)
  Accounts Payable and Accrued Expenses                                564,649      (701,731)
                                                                 -------------- -------------
  Net Cash Provided(Used) by Operating Activities                      468,427    (1,323,253)
                                                                 -------------- -------------
Cash Flows from Investing Activities
 Cash Paid for Property and Equipment                                        -       (25,439)
                                                                 -------------- -------------
  Net Cash Provided(Used) by Investing Activities                            -       (25,439)
                                                                 -------------- -------------
Cash Flows from Financing Activities
 Cash Proceeds from Debt Financing                                     462,938     1,348,692
                                                                 -------------- -------------
   Net Cash Provided(Used) by Financing Activities                     462,938     1,348,692
                                                                 -------------- -------------
Increase(Decrease) in Cash                                              (5,489)            -

Cash and Cash Equivalents at Beginning of Period                        26,383             -
                                                                 -------------- -------------
Cash and Cash Equivalents at End of Period                       $      20,894  $          -
                                                                 ============== =============

Supplemental Disclosures of Cash Flow Information

Cash Paid for:
 Interest                                                        $           -  $      3,089
 Income Taxes                                                    $           -  $          -

Non-Cash Activities:
 Stock issued for Investment                                     $   2,280,000  $          -




                        Whole Living, Inc.
                Notes to the Financial Statements
                          June 30, 2006


GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

SHARE EXCHANGE

On January 13 2006 the company entered into an agreement whereby it exchanged 19,000,000 shares of its common stock for a 23% interest in ForeverGreen International, LLC, a privately held company. This acquisition is accounted for on the equity method of accounting. As part of this reorganization the officers and directors of the company resigned and officers of ForeverGreen were appointed as officers of the company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Whole Living is a holding company which operates through its wholly-owned subsidiary, Brain Garden, Inc. In January 2006 we acquired a 23% interest in ForeverGreen International, LLC, a privately held limited liability company ("ForeverGreen"). The members of ForeverGreen acquired 19,000,000 shares of Whole Living common stock and the management of ForeverGreen was appointed as directors and officers of Whole Living. In addition, we effected a 15-to-1 reverse stock split on February 22, 2006.

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

At the successful joint convention with Brain Garden and ForeverGreen Members in early March, 2006, the Matrix Magic Tour in April, May and June, 2006 with company executives traveling throughout the United States, Canada, Japan and Australia was announced. The tour recognized Member leaders for their contributions, taught the ForeverGreen culture, that includes random acts of kindness and service to others and business training with a focus on becoming Matrix qualified as a means of advancing within the ForeverGreen compensation plan and establishing a strong foundation for future growth individually and to assist other Members succeed as well.

In June, 2006, we conducted a soft-launch of the Australia market with CEO Ron Williams and Paul Frampton, VP of International Sales conducting six well-attended meetings throughout Australia and introducing our Members to the logistic support company that is providing customer service, warehousing and shipping services for us. In Japan, we finalized a local manufacturing contract with a well-known local company for the FrequenSea product as well as held two successful promotional meetings teaching about Whole Living, the product FrequenSea and the ForeverGreen business opportunity.

We finalized a lease for our new manufacturing facility of about 14,000 square feet located close to the Company headquarters in Utah in April, 2006. We plan to move into and begin manufacturing in the new building during the third quarter of 2006. Monthly payments of approximately $8,500 per month will begin thereafter. Our challenge will be to make the transition and move smooth, so we do not affect our customers' purchases and the business operations of our Members.

Whole Living hired Timothy Simpson as our Vice President of IT. Mr. Simpson has many years of experience in network marketing as well as the information technology industry. He will help the company with connectivity, shipping and support issues so critical to our Members in the United States and around the world.

During the remainder of 2006, we plan to continue our focus on the FrequenSea(TM) business model. In addition to the logistic and warehouse offices now open in Australia and New Zealand, we plan to expand our current customer service office in Japan to include manufacturing, logistics, and operations. We intend to expand our personal consumption model to the European Union. Management anticipates that these facilities and expanded services will decrease our shipping costs and the time it takes to ship product to our customers effecting better service and increased sales.

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

Our major challenge for the next twelve months will be to increase our domestic logistics centers and around the world to keep up with the increased demand for our products and the business opportunity. Included in this challenge is the need to decrease shipping times and any back order issues related to the increased demand for our products. Overcoming these challenges will require additional skilled personnel, and manufacturing and shipping facilities. In addition, we need to obtain sufficient essential oil raw materials to ensure a continuous supply of our high demand essential oils product line.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash of $20,894, but had negative working capital of $2,249,995. We have had recurring net operating losses since inception and historically we have financed our operations through revenues and debt financing. For the six month period ended June 30, 2006 (the "2006 six month period"), in addition to a revenue of $1,858,831, we relied on debt financing of $462,938 to fund our operations. At our current sales levels we require approximately $70,000 per month in addition to sales revenue to meet our basic operations. We intend to use our cash for working capital.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers. We anticipate that our portion of the cost to expand our domestic and international logistics centers will likely be approximately $40,000. We intend to fund these expenditures with internally generated cash flows and additional borrowing.

Beginning in January 2006 we expanded our product line to include ForeverGreen's products in addition to Brain Garden products. Management believes the expansion of products and distributors will increase sales; however, we cannot guarantee that we will be able to attain or maintain profitability. Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce costs.

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

COMMITMENTS AND CONTINGENT LIABILITIES

During 2005 and 2004 we leased warehouse space for $18,000 a month, but this lease expired December 31, 2005. We continue to lease the warehouse portion of this property on a month-to-month basis at $10,000 per month. We will vacate the premises during August 2006. In April 2006 we entered into a lease agreement for a new manufacturing facility. We expect the payments will be approximately $8,500 per month and will start in the later part of 2006, depending on the date the building is ready to move into. (See Part II, Item 5, below.)

Our total current liabilities increased to $2,895,802 at June 30, 2006, from $500,216 at December 31, 2005. This increase was primarily due to the $2,054,955 current portion of our long term liabilities and accounts payable of $646,869. The $492,397 increase in accounts payable is a result of the purchasing of all inventory and accrual and payment for other transactions for the combined operation with ForeverGreen. The current portion of long term liabilities includes notes payable to a shareholder, First Equity Holdings Corp., of $1,271,114 and notes payable to third parties of $783,841.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc. and the 2005 periods have been restated to reflect the reverse common stock split effected February 24, 2006. The following chart summarizes our financial statements for the three and six month periods ended June 30, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at
Item I, above.

      Summary Comparison of 2006 and 2005 Period Operations
      -----------------------------------------------------

                        Three month period ended    Six month period ended
                      June 30, 2006 June 30, 2005 June 30, 2006 June 30, 2005
                      ------------- ------------- ------------- -------------
Sales                 $    828,882  $    999,957  $  1,858,831  $  2,276,685

Cost of goods sold         682,239       784,038     1,388,619     1,625,254

Gross profit               146,643       215,919       470,212       651,431

Total operating expenses   457,154       608,281     1,357,464     1,486,053

Operating loss            (310,511)     (392,362)     (887,252)     (834,622)

Total other income
 (expense)                 (46,095)      (45,238)       86,718       (55,562)

Net loss                  (356,606)     (437,600)     (800,533)     (890,184)

Net loss per share    $      (0.05) $      (0.07) $      (0.12) $      (0.13)

We recognize revenue upon shipment of a sales order. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2006 six month period and the three month period ended June 30, 2006, (the "2006 second quarter") decreased in comparison to the 2005 six month period and the three month period ended June 30, 2005, (the "2005 second quarter"). This decrease in sales is attributable to an adjustment period to the new commission plan. While the consolidation of operations and management with ForeverGreen has not increased Brain Garden revenues for the 2006 periods when compared to the first and second quarters of 2005, when compared to the third and fourth quarters of 2005 there has been significant growth in sales. Management believes the ForeverGreen Compensation Plan, leadership and expanded product line will continue to increase sales over the long term.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees. Cost of goods sold was 82.3% of sales for the 2006 second quarter and was 74.7% of sales for the 2006 six month period compared to 78.4% of sales for the 2005 second quarter and 71.4% of sales for the 2005 six month period. The increase in the cost of goods sold is related to transitional costs in the move to the ForeverGreen commission plan and a higher payout as a percent of sales for the ForeverGreen commission plan versus the Brain Garden Unigen plan. We anticipate that these costs will be significantly lower in the third quarter of 2006 and thereafter, and are expected to be about 73% to 76% of sales. This still represents an increase from the 2005 six month period. The increase results from the ForeverGreen commission plan paying about 2% to 4% more than the Brain Garden Unigen plan and FrequenSea costs slightly more than the average product Brain Garden sold previously as a percent of sales.

A portion of cost of goods sold relates to distributor commissions paid to several levels of Members on each product sold. Member commissions are paid on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to Members. During the 2005 periods the amount and recipient of the commission varied depending on the purchaser's position within the Brain Garden Unigen Plan. The overall payout average for sales commissions under the Unigen Plan was approximately 36% to 38% of product sales. In January 2006 Brain Garden adopted the ForeverGreen Compensation Plan and the overall payout average for sales commissions for the 2006 periods under that plan were approximately 40%.

Total operating expenses decreased in the 2006 periods when compared to the 2005 periods as a result of decreases in selling expense. Selling expense decreased 69.4% in the 2006 second quarter compared to the 2005 second quarter and dropped 32.2% for the 2006 six month period when compared to the 2005 six month period. Selling expenses include marketing expenses, the support of sales meetings and events, and certain customer service expenses. During the 2005 periods this expense was higher primarily due to the marketing efforts associated with our "Changing Lives Seminars" series where we conducted an eleven city tour and followed it up with a second round city tour in the continental United States, Hawaii and Brisbane.

General and administrative expenses include general office expense, management and employees' salaries, and the support systems for the distributor network. These expenses decreased 2% to 5% in the 2006 periods when compared to the 2005 periods.

Total other expense of $46,095 for the 2006 second quarter included interest expense of $1,619 related to interest on loans and a write off of $118,942 in marketing materials that were obsolete with the transition to combine with ForeverGreen and that have been disposed of subsequent to the end of the quarter. We are in an ongoing process of reviewing products to determine what products will work most synergistically in combination with ForeverGreen. Other products may be discontinued with future versions of the catalogue. Any items discontinued will be offered on a "while supplies last" basis and any product not sold may result in future inventory write-offs. In addition, we recognized a $27,000 gain on the valuation of warrants granted in 2002 that remain outstanding. The gain on warrants is due to the periodic reevaluation of warrants granted in 2002 for services that are classified as a liability. We also recognized a $47,175 gain on our investment in ForeverGreen.

Total other income of $86,718 for the 2006 six month period included interest expense of $5,548 related to interest on loans and a write off of $118,942 in marketing materials. We recognized a $103,000 gain on the valuation of warrants granted in 2002 that remain outstanding, and we recognized a $107,729 gain on our investment in ForeverGreen.

As a result of the above, we recorded a net loss and net loss per share for both the 2006 and 2005 periods; however, our net losses and net losses per share for the 2006 periods were reduced when compared to the 2005 periods.

The following chart summarizes our balance sheet at June 30, 2006 and December 31, 2005.

                2006 Second Quarter Balance Sheet
                ---------------------------------

                                            Quarter ended     Year ended
                                            June 30, 2006  December 31, 2005
                                            -------------  -----------------
Cash                                        $     20,894   $         26,383

Total current assets                             645,807            433,705

Total assets                                   3,360,112            836,711

Total current liabilities                      2,895,802            500,216

Total liabilities                              2,895,802          1,971,215

Retained deficit                             (16,881,985)       (16,081,452)

Total stockholders equity                   $    464,311  $      (1,134,504)


At June 30, 2006 our total assets increased compared to the year ended December 31, 2005, primarily due to recognizing a $2,387,729 investment in ForeverGreen. At June 30, 2006, total liabilities increased when compared to December 31, 2006. This is partially due to increased accounts payable related to Whole Living purchasing all inventory and the accrual and payment for other transactions for the combined operation with ForeverGreen. We also borrowed an aggregate of $2,054,955 to fund ongoing operations.

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

In addition, we have entered into agreements with Members and suppliers located in Australia, Canada, Japan, New Zealand, Singapore and the United Kingdom. We may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They concluded that our disclosure controls and procedures were not effective as of June 30, 2006 due to the conclusion on April 28, 2006 that our financial statements for prior years that had not been restated should not be relied upon due to the required reclassification of an equity transaction as a liability in the financial statements. Management caused a restatement of our financial statements for the years ended December 31, 2004 and 2003 to be filed with the SEC on April 10, 2006, and a current report on Form 8K disclosing non-reliance on prior financials was filed May 5, 2006. In addition, management is taking steps to implement appropriate corrective action including, but not limited to, discussions with our independent accountants as to any other required restatements and changes to the way we process equity transactions so that we select the proper accounting treatment for such transactions.

Other than the actions described above, there has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

On April 7, 2006 we entered into a lease agreement with C & R Fiveplex, LLC ( the "landlord") for office and production space located in Orem, Utah. We leased approximately 14,539 square feet for a term of seven years commencing June 15, 2006. We agreed to make a security deposit of $75,000 and the base rent will be approximately $8,530. We also will be obligated to pay maintenance fees and other adjustments.

There were no material relationships between the landlord and Whole Living and Whole Living's affiliates prior to the signing of the lease.

We agreed to carry public liability and property damage insurance and products liability insurance with a single combined liability limit of not less than $2,000,000, and property damage limits of not less than $500,000.

If we default under the terms of the lease, the landlord may elect to terminate our right of possession at any time or may elect not to terminate our right of possession. So long as our right of possession is not terminated, we will remain obligated to pay the rent. The landlord may sublet the property and offset any amount we owe the landlord from the rent received from the subleasee.

The rent will be adjusted annually by multiplying the base rent for the month immediately prior to the applicable anniversary date by one hundred three percent (103%).

The lease may be extended automatically for a five year period upon expiration of the initial seven year term. We may terminate the lease with a 365 day advance written notice. We may not assign our interest in the lease, sublease or encumber the property without consent of the landlord.

ITEM 6.  EXHIBITS

Part I Exhibits


31.1  Chief Executive Officer Certification
31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of Whole Living (Incorporated by reference to Form exhibit 2.1 10-SB, as amended, filed August 9, 1999)
3.2 Certificate of Amendment to Articles of Incorporation for Whole Living, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-QSB, filed November 15, 2004)
3.3 Bylaws of Whole Living (Incorporated by reference to exhibit 2.4 to the Form 10-SB, as amended, filed August 9, 1999)
10.1 Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)
10.2 Member Interest Purchase Agreement between Whole Living and ForeverGreen International, LLC, dated January 13, 2006 (Incorporated by reference to exhibit 10.1 for Form 8-K, as amended, filed January 13, 2006)
10.3 Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006
21.1 Subsidiaries of Whole Living, Inc. (Incorporated by reference to exhibit
     21.1 for Form 10-QSB, filed November 14, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WHOLE LIVING, INC.




                            /s/ Ronald K. Williams
Date: August 11, 2006       ___________________________________________
                            Ronald K. Williams
                            Chairman of the Board, President and Chief
                            Executive Officer



                            /s/ Robert Reitz
Date: August 11, 2006       ___________________________________________
                            Robert Reitz
                            Chief Financial Officer, Secretary/Treasurer
                            and Director