Form 10KSB/A
period 2004-12-31
WHOLE LIVING INC
filed 2006-09-22
CIK 1091983

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

                 Commission file number: 0-26973

                        Whole Living, Inc.
      (Exact name of registrant as specified in its charter)

                     Nevada                    87-0621709
           -----------------------           -----------------
           (State of incorporation)          (I.R.S. Employer
                                             Identification No.)

     972 North 1430 West, Orem, Utah               84057
     ----------------------------------------  -----------------
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

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         EXPLANATORY NOTE

In December 2005 the Securities and Exchange Commission ("SEC") conducted a review of our annual report on Form 10-KSB for the year ended December 31, 2004. The SEC requested that we revise the financial statements for the years ended December 31, 2003 and 2004 and revise the disclosures is this report to comply with its comments. In Amendment No. 1 to this annual report, goodwill was reclassified as an intangible asset to be amortized over a five year period and warrants to be satisfied with free trading shares were reclassified as a liability. In this Amendment No. 2 we have expanded Note 9 to the financial statements to show the effect of the reclassifications for prior years. Item disclosures have been revised to reflect these revisions. Other than these changes, the disclosures in this amended report are as of the initial filing date of April 1, 2005 and this report does not include subsequent events.


                        TABLE OF CONTENTS

                             PART II

Item 6.  Management's Discussion and Analysis................................3
Item 7.  Financial Statements................................................6

                             PART III

Item 13.  Exhibits..........................................................32
Signatures..................................................................32


In this annual report references to "Whole Living," "we," "us," and "our" refer to Whole Living, Inc. and its subsidiaries.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are not at a level to support our operations and we have recorded net losses for the years ended December 31, 2003 and 2004. At December 31, 2004 we had an retained deficit of $14,044,804. We will need additional financing to fund operations and to further develop our business plan. If we are unable to obtain additional funding we may be required to reduce personnel or scale back our business plans.

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

Revenues decreased during 2004 compared to 2003 and we recorded net cash used by operating activities of $1,444,489 for the 2004 year compared to $730,132 for the 2003 year. In addition, accounts receivable decreased approximately 80% in 2004 when compared to 2003 primarily as a result of closure of the Australian office, which accounted for approximately 55% of accounts receivable in 2003. Also, a one time receivable for account renewals charged only during 2003 contributed to the higher accounts receivable in 2003. Net cash used by investing activities was $314,052 for the 2004 year compared to $952,521 for the 2003 year. The investing activities for both years were primarily related to purchases of property and equipment and the development of software.

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


    Summary Comparison of 2003 and 2004 Fiscal Year Operations
   ------------------------------------------------------------

                                        2003         2004
                                   ------------- -------------

Sales                              $ 12,323,973  $  6,758,535

Cost of goods sold                    9,470,963     5,374,166

Gross profit                          2,853,010     1,384,369

Total operating expenses              3,726,886     3,882,287

Loss from operations                   (873,876)   (2,497,918)

Other expense                          (298,065)           83

Net loss                             (1,171,941)   (2,497,835)

Net loss per share                 $      (0.03)  $     (0.05)

We recognize revenue upon shipment of a sales order. Sales are net of returns, which have historically been less than 2% of sales. Sales for the 2004 year decreased 45.2% from the 2003 year due to reduced marketing while we focused our energy on the development of our new business model.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our independent distributors, the cost of shipping product to distributors, plus credit card sales processing fees.
Cost of goods sold was approximately 77% of total sales for 2003 and approximately 79.5% of total sales for 2004. Distributor commissions are paid to several levels of distributors on each product sold. The amount and recipient of the commission varies depending on the purchaser's position within the Unigen Plan. Distributor commissions are paid to distributors on a monthly basis based upon their personal and group sales volume. Additional bonuses are paid weekly to distributors. The overall payout average for sales commissions has historically been approximately 36% to 38% of product sales.

Total operating expenses increased 4.2% for the 2004 year compared to the 2003 year. Selling expenses, which include marketing expenses, the support of sales meetings and events, and certain customer service expenses, decreased to $456,156 for the 2004 year compared to $749,721 for the 2003 year. This decrease was primarily due to higher marketing expenses for our Food First Program during the 2003 year. General and administrative expenses, which include general office expense, management and employees' salaries, and the support systems for the distributor network, increased to $3,882,287 for the 2004 year compared to $3,726,886 for the 2003 year.

Total other income/expense for the 2004 year included a loss for contingent liabilities of $250,000 for legal proceedings, interest expense of $120,649 and a $280,000 gain on the valuation of warrants granted in 2002 that remain outstanding (See Item 11 "Securities Authorized Under Equity Compensation Plans - Consulting Agreements"). For 2003 total other income/expense included interest expense of $76,196, a $63,173 loss on the disposal of assets upon termination of the Vestrio Corporation acquisition agreement, $53,852 miscellaneous expense and a $105,000 loss on the valuation of warrants outstanding.

As a result of the above, our net loss increased for the 2004 year and our net loss per share was $0.05 for the 2004 year.

The following chart summarizes our balance sheet at December 31, 2003 and 2004.

  Summary Comparison of 2003 and 2004 Fiscal Year Balance Sheet
  -------------------------------------------------------------

                                                  2003            2004
                                             ------------- --------------

Cash                                         $          -  $           -

Total current assets                              875,573        549,081

Total assets                                    1,788,844      1,378,445

Total current liabilities                       2,807,040      1,737,245

Total liabilities                               2,807,040      1,737,245

Retained deficit                              (11,546,969)   (14,044,804)

Total stockholders equity                    $ (1,018,196) $    (358,800)

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

                  ITEM 7.  FINANCIAL STATEMENTS


                        WHOLE LIVING, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2004 and 2003




                         C O N T E N T S


Auditors' Report..........................................................7

Consolidated Balance Sheets...............................................8

Consolidated Statements of Operations.....................................9

Consolidated Statements of Stockholders' Equity..........................10

Consolidated Statements of Cash Flows....................................11

Notes to the Consolidated Financial Statements........................12-31

Chisholm                                         533 West 2600 South, Suite 25
  Bierwolf &                                             Bountiful, Utah 84010
    Nilson, LLC                                          Phone: (801) 292-8756
Certified Public Accountants                               Fax: (801) 292-8809



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    ---------------------------------------------------------


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

As discussed in Note 9 to the consolidated financial statements, there were errors in reporting the Company's warrants and goodwill and a classification error that were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 26, 2005 except for Note 1, 8 and 9 dated September 6, 2006

                        Whole Living, Inc.
                   Consolidated Balance Sheets

                        ASSETS
                        ------

                                                         December 31,
                                                 ---------------------------
                                                      2004         2003
                                                 ------------- -------------
                                                   (Restated)   (Restated)
Current Assets
  Cash                                           $          -  $          -
  Restricted Cash                                           -        50,000
  Accounts Receivable (Net of
   Allowance of $0 and $27,000)                        24,866       134,468
  Inventory                                           516,551       647,953
  Prepaid Expenses                                      7,664        43,152
                                                 ------------- -------------
Total Current Assets                                  549,081       875,573

Property & Equipment, Net                             798,824       891,631

Other Assets
  Deposits                                             30,540        21,640
                                                 ------------- -------------
Total Other Assets                                     30,540        21,640
                                                 ------------- -------------

  Total Assets                                   $  1,378,445  $  1,788,844
                                                 ============= =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities
  Bank Overdraft                                 $     94,711  $    135,890
  Accounts Payable                                    603,939       619,071
  Accrued Expenses                                    350,163       278,199
  Contingent Liabilities                              286,390       190,390
  Derivatives                                         190,000       470,000
  Current Portion of Long-Term Liabilities            212,042     1,113,490
                                                 ------------- -------------
Total Current Liabilities                           1,737,245     2,807,040

Long Term Liabilities
  Notes Payable - Related Party                       212,042     1,113,490
  Less Current Portion                               (212,042)   (1,113,490)
                                                 ------------- -------------
Total Long Term Liabilities                                 -             -

  Total Liabilities                                 1,737,245     2,807,040
                                                 ------------- -------------
Stockholders' Equity
  Common Stock, $.001 Par Value;
   100,000,000 Shares Authorized;
   66,377,245 and 43,079,640 Shares
   Issued and Outstanding, Respectively                66,377        43,080
  Additional Paid-In Capital                       13,710,194    10,731,056
  Retained Deficit                                (14,044,804)  (11,546,969)
  Prepaid Expenses                                    (90,567)     (245,363)
                                                 ------------- -------------
Total Stockholders' Equity                           (358,800)   (1,018,196)
                                                 ------------- -------------

  Total Liabilities and Stockholders' Equity     $  1,378,445  $  1,788,844
                                                 ============= =============


       The accompanying notes are an integral part of these consolidated financial statements

                        Whole Living, Inc.
              Consolidated Statements of Operations


                                                     For the Years Ended
                                                         December 31,
                                                 ----------------------------
                                                      2004          2003
                                                 -------------- -------------
                                                   (Restated)    (Restated)

Sales                                            $   6,758,535  $ 12,323,973

Cost Of Goods Sold                                   5,374,166     9,470,963
                                                 -------------- -------------

Gross Profit                                         1,384,369     2,853,010
                                                 -------------- -------------
Operating Expenses
  Selling Expenses                                     456,156       749,721
  General and Administrative                         3,426,131     2,977,165
                                                 -------------- -------------
    Total Operating Expenses                         3,882,287     3,726,886
                                                 -------------- -------------

Operating Income (Loss)                             (2,497,918)     (873,876)

Other Income (Expense)
  Loss on Lawsuit Contingency                         (250,000)            -
  Loss on Disposal of Assets                                 -       (63,173)
  Miscellaneous Expense                                 90,619       (53,852)
  Gain (Loss) on Valuation of Derivatives              280,000      (105,000)
  Interest Income                                          113           156
  Interest Expense                                    (120,649)      (76,196)
                                                 -------------- -------------
    Total Other Income(Expense)                             83      (298,065)
                                                 -------------- -------------

Net Income (Loss) Before Income Taxes               (2,497,835)   (1,171,941)

Provision for Income Taxes                                   -             -
                                                 -------------- -------------

Net Income (Loss)                                $  (2,497,835) $ (1,171,941)
                                                 ============== =============

Weighted Average Income (Loss) Per Share         $       (0.05) $      (0.03)
                                                 ============== =============

Weighted Average Shares Outstanding                 49,412,578    41,745,084
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

                                                     December 31,
                                            ----------------------------
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)(CONTINUED)

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

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004 and 2003:


                                                      December 31,
                                            -----------------------------
                                                   2004          2003
                                            -------------- --------------
     Equipment & furnishings                $     427,712  $     363,668
     Office furniture & fixtures                   98,932         75,723
     Software                                   1,374,422      1,097,622
                                            -------------- --------------
                                                1,901,066      1,537,013
     Accumulated depreciation                  (1,102,242)      (645,382)
                                            -------------- --------------
          Total Property & Equipment        $     798,824  $     891,631
                                            ============== ==============


                                                          December 31,
                                                 ----------------------------
                                                      2004          2003
                                                 -------------- -------------
Notes payable - related party is detailed as follows:

Note payable to a shareholder of the Company,
  bearing interest at 12%, principal due upon
  maturity, matures May 2005, secured by
  inventory, equipment and accounts receivable   $     211,052  $  1,086,490

Note payable to an Officer of the Company,
  non interest bearing payable upon demand,
  and unsecured                                            990        27,000
                                                 -------------- -------------

Total long term liabilities                            212,042     1,113,490

Less current portion of:
  Notes payable - related party                        212,042     1,113,490
                                                 -------------- -------------

    Total current portion                        $     212,042  $  1,113,490
                                                 ============== =============

 Net Long Term Liabilities                       $           -  $          -
                                                 ============== =============

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2004:

           2005                                                 $    212,042
                                                                -------------
  Total notes payable and notes payable-related party           $    212,042
                                                                =============

                        WHOLE LIVING, INC.
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company committed to an operating lease for office/warehouse space. The lease requires monthly payments of $17,400 and expires in December 2005.

 Future minimum payments on the operating lease is as follows:


                2005              $  208,800
                                  -----------
                Total             $  208,800
                                  ===========

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

NOTE 7 - EMPLOYEE STOCK OPTIONS

The following table summarizes the information regarding employee stock options at December 31, 2004:

      Options outstanding at December 31, 2002                  2,345,000
        Granted                                                         -
        Exercised                                                       -
        Forfeited                                                       -
                                                             -------------
      Balance, December 31, 2003                                2,345,000
        Granted                                                         -
        Exercised                                                       -
        Forfeited                                                (945,000)
                                                             -------------
      Balance, December 31, 2004                                1,400,000
                                                             =============

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

During 2002, the Company granted 1,500,000 warrants for services valued at
$325,000.   The warrants were originally classified as equity but have been restated as a liability pursuant to EITF 00-19 since the warrants are to be satisfied with free trading shares. As of December 31, 2004 and 2003, due to the reclassification, a liability has been recognized of $190,000 and $470,000, respectively. At December 31, 2004 and 2003, in conjunction with the revaluation of the warrants, a gain of $280,000 and a loss of $105,000, respectively, has been recognized.

The Company has expanded or changed footnote disclosures included in Note 1 and Note 8.

For the years ended December 31, 2004 and 2003, the Company reclassed $47,483 and $11,572, respectively, of depreciation expense from general and administrative expense to cost of goods sold.

                              WHOLE LIVING, INC.
                       Consolidated Balance Sheets
                            December 31, 2004

               ASSETS
                                                   As Previously
                                                   Reported           As Restated        Change
                                                   -------------      ------------       ----------
Current Assets
  Accounts Receivable, Net                         $      24,866      $      24,866        $      -
  Inventory                                              516,551            516,551               -
  Prepaid Expenses                                         7,664              7,664               -
                                                   -------------      -------------       ----------
Total Current Assets                                     549,081            549,081               -
                                                   -------------      -------------       ----------

Property & Equipment, Net                                798,824            798,824               -

Other Assets
  Goodwill, Net                                           17,318                  -         (17,318) (a)
  Deposits                                                30,540             30,540               -
                                                   -------------      -------------       ----------
Total Other Assets                                        47,858             30,540         (17,318)
                                                   -------------      -------------       ----------

  Total Assets                                     $   1,395,763      $   1,378,445       $ (17,318)
                                                   =============      =============       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                   $      94,711      $      94,711       $       -
  Accounts Payable                                       603,939            603,939               -
  Accrued Expenses                                       350,163            350,163               -
  Contingent Liabilities                                 286,390            286,390               -
  Derivatives                                                  -            190,000         190,000  (b)
  Current Portion of Long-Term Liabilities               212,042            212,042               -
                                                   -------------      -------------       ----------
Total Current Liabilities                              1,547,245          1,737,245         190,000

Long Term Liabilities
  Notes Payable - Related Party                          212,042            212,042               -
  Less Current Portion                                  (212,042)          (212,042)              -
                                                   -------------      -------------       ----------
Total Long Term Liabilities                                    -                  -               -

  Total Liabilities                                    1,547,245          1,737,245         190,000

Stockholders' Equity
  Common Stock                                            66,377             66,377               -
  Additional Paid-In Capital                          13,710,194         13,385,194        (325,000) (c)
  Retained Deficit                                   (13,837,486)       (13,719,804)        117,682
  Prepaid Expenses                                       (90,567)           (90,567)              -
                                                   -------------      -------------       ----------
Total Stockholders' Equity                              (151,482)          (358,800)       (207,318)
                                                   -------------      -------------       ----------
  Total Liabilities and Stockholders' Equity       $   1,395,763      $   1,378,445       $ (17,318)
                                                   =============      =============       ==========

(a) Decrease from reclassification of goodwill to amortizable intangibles.

(b) Increase from reclassification of paid in capital to derivatives for application of EITF 00-19 and revaluation.

(c) Decrease from reclassification of paid in capital to derivatives for application of EITF 00-19.

                                            WHOLE LIVING, INC.
                                   Consolidated Statements of Operations
                                   For the Year Ended December 31, 2004

                                                    As Previously
                                                      Reported          As Restated         Change
                                                    -------------       ------------     -----------
Sales                                               $   6,758,535       $  6,758,535     $         -

Cost Of Goods Sold                                      5,326,683          5,374,166          47,483  (c)
                                                    -------------       ------------     -----------

Gross Profit                                            1,431,852          1,384,369         (47,483)
                                                    -------------       ------------     -----------
Operating Expenses
  Selling Expenses                                        456,156            456,156               -
  General and Administrative                            3,473,614          3,426,131         (47,483) (c)
                                                    -------------       ------------     -----------
    Total Operating Expenses                            3,929,770          3,882,287         (47,483)
                                                    -------------       ------------     -----------

Operating Income (Loss)                                (2,497,918)        (2,497,918)              -

Other Income (Expense)
  Loss on Lawsuit Contingency                            (250,000)          (250,000)              -
  Miscellaneous Expense                                    90,619             90,619               -
  Gain (Loss) on Valuation of Derivatives                       -            280,000         280,000  (a)
  Interest Income                                             113                113               -
  Interest Expense                                       (120,649)          (120,649)              -
                                                    -------------       ------------     -----------
     Total Other Income(Expense)                         (279,917)                83         280,000
                                                    -------------       ------------     -----------

Net Income (Loss) Before Income Taxes                  (2,777,835)        (2,497,835)        280,000

Provision for Income Taxes                                      -                  -               -
                                                    -------------       ------------     -----------
Net Income (Loss)                                   $  (2,777,835)      $ (2,497,835)    $   280,000
                                                    =============       ============     ===========
Weighted Average Income (Loss) Per Share            $       (0.06)      $      (0.05)    $      0.01  (b)
                                                    =============       ============     ===========

Weighted Average Shares Outstanding                    49,412,578         49,412,578               -
                                                    =============       ============     ===========

   (a) Revaluation of derivatives according to EITF 00-19.

   (b) Increase in EPS due to revision in (a)

   (c) Reclassed portion of depreciation expense from general and administrative to cost of goods sold.

                                       WHOLE LIVING, INC.
                             Consolidated Statements of Cash Flows
                              For the Year Ended December 31, 2004

                                                    As Previously
                                                      Reported      As Restated     Change
                                                     ------------   ------------  ----------
Cash Flows From Operating Activities
Net Income(Loss)                                     $(2,777,835)   $(2,497,835)  $  280,000 (b)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation and Amortization                         683,446        683,446           -
   Stock Issued for Services                              11,700         11,700           -
   Stock Issued for Accrued Interest                     120,649        120,649           -
   Deposits                                               (8,900)        (8,900)          -
   Note Payable Issued for Finance Charges                48,000         48,000           -
Changes in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                   109,602        109,602           -
   Inventory                                             131,402        131,402           -
   Prepaid Expenses                                       35,488         35,488           -
  Increase (Decrease) in:
   Accounts Payable                                      (15,132)       (15,132)          -
   Contingent Liabilities                                 96,000         96,000           -
   Derivatives                                                 -       (280,000)   (280,000) (a)
   Accrued Expenses                                      121,091        121,091           -
                                                     ------------   ------------  ----------
    Net Cash Provided(Used) by Operating Activities   (1,444,489)    (1,444,489)          -
                                                     ------------   ------------  ----------

Cash Flows from Investing Activities
   Cash Paid From Escrow                                  50,000         50,000           -
   Cash Paid for Property and Equipment                 (364,052)      (364,052)          -
                                                     ------------   ------------  ----------
    Net Cash Provided(Used) by Investing Activities     (314,052)      (314,052)          -
                                                     ------------   ------------  ----------
Cash Flows from Financing Activities
   Bank Overdraft                                        (41,179)       (41,179)          -
  Cash Received from Notes Payable - Related Party     1,841,985      1,841,985           -
  Cash Paid for Notes Payable - Related Party            (42,265)       (42,265)          -
                                                     ------------   ------------  ----------
    Net Cash Provided(Used) by Financing Activities    1,758,541      1,758,541           -
                                                     ------------   ------------  ----------
Increase (Decrease) in Cash                                    -              -           -

Cash and Cash Equivalents at Beginning of Period               -              -           -
                                                     ------------   ------------  ----------

Cash and Cash Equivalents at End of Period           $         -    $         -   $       -
                                                     ============   ============  ==========

          (a) Revaluation of derivatives according to EITF 00-19.

          (b) Net changes in net income (loss)

                              WHOLE LIVING, INC.
                       Consolidated Balance Sheets
                            December 31, 2003

               ASSETS
                                                As Previously
                                                  Reported        As Restated         Change
                                                -------------     --------------    ------------
Current Assets
  Restricted Cash                               $     50,000      $      50,000     $         -
  Accounts Receivable, Net                           134,468            134,468
  Inventory                                          647,953            647,953               -
  Prepaid Expenses                                    43,152             43,152               -
                                                -------------     --------------    ------------
Total Current Assets                                 875,573            875,573               -

Property & Equipment, Net                            891,631            891,631               -

Other Assets
  Goodwill, Net                                       17,318                  -         (17,318) (a)
  Deposits                                            21,640             21,640               -
                                                -------------     --------------    ------------
Total Other Assets                                    38,958             21,640         (17,318)
                                                -------------     --------------    ------------

                                                $  1,806,162      $   1,788,844     $   (17,318)
                                                =============     ==============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                $    135,890      $     135,890     $         -
  Accounts Payable                                   619,071            619,071               -
  Accrued Expenses                                   278,199            278,199               -
  Contingent Liabilities                             190,390            190,390               -
  Derivatives                                              -            470,000         470,000  (b)
  Current Portion of Long-Term Liabilities         1,113,490          1,113,490               -
                                                -------------     --------------    ------------
Total Current Liabilities                          2,337,040          2,807,040         470,000

Long Term Liabilities
  Notes Payable - Related Party                    1,113,490          1,113,490               -
  Less Current Portion                            (1,113,490)        (1,113,490)              -
                                                -------------     --------------    ------------
Total Long Term Liabilities                                -                  -               -

 Total Liabilities                                2,337,040          2,807,040         470,000

Stockholders' Equity
  Common Stock                                        43,080             43,080               -
  Additional Paid-In Capital                      10,731,056         10,406,056        (325,000) (c)
  Retained Deficit                               (11,059,651)       (11,221,969)       (162,318)
  Prepaid Expenses                                  (245,363)          (245,363)              -
                                                -------------     --------------    ------------
Total Stockholders' Equity                          (530,878)        (1,018,196)       (487,318)
                                                -------------     --------------    ------------
  Total Liabilities and Stockholders' Equity   $   1,806,162      $   1,788,844     $   (17,318)
                                               ==============     ==============    ============

(a) Decrease from reclassification of goodwill to amortizable intangibles.

(b) Increase from reclassification of paid in capital to derivatives for application of EITF 00-19 and revaluation.

(c) Decrease from reclassification of paid in capital to derivatives for application of EITF 00-19.


                                            WHOLE LIVING, INC.
                                  Consolidated Statements of Operations
                                   For the Year Ended December 31, 2003



                                                As Previously
                                                   Reported       As Restated        Change
                                                -------------     ------------    -----------
Sales                                           $  12,323,973     $ 12,323,973    $        -

Cost Of Goods Sold                                  9,459,391        9,470,963        11,572  (c)
                                                -------------     ------------    -----------
Gross Profit                                        2,864,582        2,853,010       (11,572)
                                                -------------     ------------    -----------
Operating Expenses
  Selling Expenses                                    749,721          749,721             -
  General and Administrative                        2,980,078        2,977,165        (2,913) (a), (c)
                                                -------------     ------------    -----------
    Total Operating Expenses                        3,729,799        3,726,886        (2,913)
                                                -------------     ------------    -----------

Operating Income (Loss)                              (865,217)        (873,876)       (8,659)

Other Income (Expense)
  Loss on Disposal of Assets                          (63,173)         (63,173)            -
  Miscellaneous Expense                               (53,852)         (53,852)            -
  Gain (Loss) on Valuation of Derivatives                             (105,000)     (105,000) (b)
  Interest Income                                         156              156             -
  Interest Expense                                    (76,196)         (76,196)            -
                                                -------------     ------------    -----------
     Total Other Income(Expense)                     (193,065)        (298,065)     (105,000)
                                                -------------     ------------    -----------

Net Income (Loss) Before Income Taxes              (1,058,282)      (1,171,941)     (113,659)

Provision for Income Taxes                                  -                -             -
                                                -------------     ------------    -----------
Net Income (Loss)                               $  (1,058,282)    $(1,171,941)    $ (113,659)
                                                =============     ===========     ==========

Weighted Average Income (Loss) Per Share        $       (0.03)    $     (0.03)             -
                                                ==============    ===========     ==========
Weighted Average Shares Outstanding                41,745,084      41,745,084              -
                                                ==============    ============    ==========

      (a) Increase from amortization of intangibles.

      (b) Revaluation of derivatives according to EITF 00-19.

      (c) Reclassed portion of depreciation expense from general and administrative to cost of goods sold.
                                             27

                                       WHOLE LIVING, INC.
                              Consolidated Statements of Cash Flows
                              For the Year Ended December 31, 2003

                                                    As Previously
                                                      Reported      As Restated     Change
                                                    -------------  -------------   ----------
Cash Flows From Operating Activities
Net Income(Loss)                                    $ (1,058,282)  $ (1,171,941)   $(113,659) (c)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation and Amortization                         502,533        511,192        8,659  (a)
   Stock Issued for Accrued Interest                      49,514         49,514            -
   Deposits                                               14,795         14,795
   Bad Debt Expense                                       27,000         27,000            -
   Note Payable Issued for Wages                          27,000         27,000            -
   Loss on Disposal of Assets                             63,173         63,173            -
Changes in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                  (128,023)      (128,023)           -
   Inventory                                               5,714          5,714            -
   Prepaid Expenses                                       (6,139)        (6,139)           -
  Increase (Decrease) in:
   Accounts Payable                                      (74,176)       (74,176)           -
   Contingent Liabilities                                (18,429)       (18,429)           -
   Derivatives                                                 -        105,000      105,000  (b)
   Accrued Expenses                                     (134,812)      (134,812)           -
                                                    -------------   ------------   ----------
    Net Cash Provided(Used) by Operating Activities     (730,132)      (730,132)           -
                                                    -------------   ------------   ----------
Cash Flows from Investing Activities
   Cash Paid to Escrow                                   (50,000)       (50,000)           -
   Cash Paid for Property and Equipment                 (902,521)      (902,521)           -
                                                    -------------   ------------   ----------
    Net Cash Provided(Used) by Investing Activities     (952,521)      (952,521)           -
                                                    -------------   ------------   ----------
Cash Flows from Financing Activities
   Bank Overdraft                                        108,678        108,678            -
   Cash Received from Notes Payable - Related Party     1,573,975      1,573,975           -
                                                    -------------   ------------   ----------
     Net Cash Provided(Used) by Financing Activities    1,682,653      1,682,653           -
                                                    -------------   ------------   ----------
Increase (Decrease) in Cash                                    -              -            -

Cash and Cash Equivalents at Beginning of Period               -              -            -
                                                    -------------   ------------   ----------

Cash and Cash Equivalents at End of Period          $          -    $         -    $       -
                                                    =============   ============   ==========

         (a) Increase from amortization of intangibles.

         (b) Revaluation of derivatives according to EITF 00-19.

         (c) Net changes in net income (loss)


                                  WHOLE LIVING, INC.
                            Consolidated Balance Sheets
                                 December 31, 2002

                  ASSETS
                                                As Previously
                                                Reported           As Restated      Change
                                                --------------   --------------    ------------

Current Assets
  Accounts Receivable, Net                      $       33,445    $       33,445    $         -
  Inventory                                            653,667           653,667              -
  Prepaid Expenses                                      37,013            37,013              -
                                                --------------    --------------    ------------
Total Current Assets                                   724,125           724,125              -

Property & Equipment, Net                              256,120           256,120              -

Other Assets
  Goodwill, Net                                         17,318                 -        (17,318) (a)
  Intangibles, Net                                           -             8,659          8,659  (b)
  Deposits                                              36,435            36,435              -
                                                --------------    --------------    ------------
Total Other Assets                                      53,753            45,094         (8,659)
                                                --------------    --------------    ------------

  Total Assets                                  $    1,033,998    $    1,025,339    $    (8,659)
                                                ==============    ==============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                $       27,212    $       27,212    $         -
  Accounts Payable                                     694,548           694,548              -
  Accrued Expenses                                     425,436           425,436              -
  Contingent Liabilities                               208,819           208,819              -
  Derivatives                                                -           365,000        365,000 (c)
  Current Portion of Long-Term Liabilities             420,000           420,000              -
                                                --------------    --------------    ------------
Total Current Liabilities                            1,776,015         2,141,015        365,000

Long Term Liabilities
  Notes Payable - Related Party                        420,000           420,000              -
  Less Current Portion                                (420,000)         (420,000)             -
                                                --------------    --------------    ------------
Total Long Term Liabilities                                  -                 -              -

  Total Liabilities                                  1,776,015         2,141,015        365,000

Stockholders' Equity
  Common Stock                                          32,850            32,850              -
  Additional Paid-In Capital                         9,337,002         9,012,002       (325,000)(d)
  Retained Deficit                                 (10,001,369)      (10,050,028)       (48,659)
  Prepaid Expenses                                    (110,500)         (110,500)             -
                                                --------------    --------------    ------------
Total Stockholders' Equity                            (742,017)       (1,115,676)      (373,659)
                                                --------------    --------------    ------------

  Total Liabilities and Stockholders' Equity    $    1,033,998    $    1,025,339    $    (8,659)
                                                ==============    ==============    ===========

(a) Decrease from reclassification of goodwill to amortizable intangibles.

(b) Increase from reclassification of goodwill to amortizable intangibles (net of 2002 amortization).

(c) Increase from reclassification of paid in capital to derivatives for application of EITF 00-19 and revaluation during 2002.

(d) Decrease from reclassification of paid in capital to derivatives for application of EITF 00-19.

                                            WHOLE LIVING, INC.
                                  Consolidated Statements of Operations
                                   For the Year Ended December 31, 2002

                                                 As Previously
                                                    Reported       As Restated       Change
                                                 --------------    -------------   ----------
Sales                                            $   7,842,187     $  7,842,187    $        -

Cost Of Goods Sold                                   5,689,552        5,698,341         8,789  (c)
                                                 --------------    -------------   ----------

Gross Profit                                         2,152,635        2,143,846        (8,789)
                                                 --------------    -------------   ----------
Operating Expenses
  Selling Expenses                                     439,331          439,331             -
  General and Administrative                         3,579,733        3,579,603          (130) (a), (c)
                                                 --------------    -------------   ----------
    Total Operating Expenses                         4,019,064        4,018,934          (130)
                                                ---------------     ------------   ----------

Operating Income (Loss)                             (1,866,429)      (1,875,088)       (8,659)

Other Income (Expense)
  Acquisition Expense                                 (145,350)        (145,350)            -
  Loss on Disposal of Assets                           (24,168)         (24,168)            -
  Miscellaneous Expense                                (38,604)         (38,604)            -
  Gain (Loss) on Valuation of Derivatives                    -          (40,000)      (40,000) (b)
  Interest Income                                          542              542             -
  Interest Expense                                     (85,030)         (85,030)            -
                                                 --------------    -------------   ----------
     Total Other Income(Expense)                      (292,610)        (332,610)      (40,000)
                                                 --------------    -------------   ----------

Net Income (Loss) Before Income Taxes               (2,159,039)      (2,207,698)      (48,659)

Provision for Income Taxes                                   -                -             -
                                                 --------------    -------------   ----------

Net Income (Loss)                                $  (2,159,039)    $ (2,207,698)   $  (48,659)
                                                 ==============    =============   ==========

Weighted Average Income (Loss) Per Share                $(0.07)          $(0.08)        (0.01) (d)
                                                 ==============    =============   ==========

Weighted Average Shares Outstanding                 28,897,709       28,897,709             -
                                                 ==============    =============   ==========

      (a) Increase from amortization of intangibles.

      (b) Revaluation of derivatives according to EITF 00-19.

      (c) Reclassed portion of depreciation expense from general and administrative to cost of goods sold.

      (d) Increase of loss in EPS due to revisions in (a) & (b)


                                                     WHOLE LIVING, INC.
                                           Consolidated Statements of Cash Flows
                                            For the Year Ended December 31, 2002

                                                                As Previously
                                                                Reported           As Restated        Change
                                                                ------------       -------------      ----------

Cash Flows From Operating Activities
Net Income(Loss)                                                $(2,159,039)        $(2,207,698)       $(48,659) (d)
Adjustments to Reconcile Net Income(Loss) to
  Net Cash Provided(Used) in Operating Activities:
   Depreciation and Amortization                                    187,953             196,612           8,659  (a)
   Stock Issued for Services                                        225,805             225,805               -
   Warrants Issued for Services                                     325,000                   -        (325,000) (b)
   Prepaid Expense (Equity)                                        (110,500)           (110,500)              -
   Stock Issued for Acquisition Costs                               145,350             145,350               -
   Gain on Settlement of Debt                                        (4,453)             (4,453)              -
   Stock Issued for Interest                                         61,861              61,861               -
   Loss on Disposal of Assets                                        24,168              24,168               -
Changes in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                               16,555              16,555               -
   Receivables - Other                                               19,855              19,855               -
   Inventory                                                       (141,821)           (141,821)              -
   Prepaid Expenses                                                 (16,846)            (16,846)              -
  Increase (Decrease) in:
   Accounts Payable                                                 178,240             178,240               -
   Contingent Liabilities                                           208,819             208,819               -
   Derivatives                                                            -             365,000         365,000  (c)
   Accrued Expenses                                                  99,690              99,690               -
                                                                ------------       -------------      ----------
    Net Cash Provided(Used) by Operating Activities                (939,363)           (939,363)              -
                                                                ------------       -------------      ----------
Cash Flows from Investing Activities
  Cash Paid for Property and Equipment                             (121,034)           (121,034)              -
   Cash Received/Paid for Deposits                                   18,575              18,575               -
                                                                ------------       -------------      ----------
    Net Cash Provided(Used) by Investing Activities                (102,459)           (102,459)              -
                                                                ------------       -------------      ----------
Cash Flows from Financing Activities
   Bank Overdraft                                                    27,212              27,212               -
  Cash Received from Notes Payable - Related Party                  918,458             918,458               -
  Cash Paid for Notes Payable - Related Party                           (80)                (80)              -
                                                                ------------       -------------      ----------
    Net Cash Provided(Used) by Financing Activities                 945,590             945,590               -
                                                                ------------       -------------      ----------
Increase (Decrease) in Cash                                         (96,232)            (96,232)              -

Cash and Cash Equivalents at Beginning of Period                          -                   -               -
                                                                ------------       -------------      ----------
Cash and Cash Equivalents at End of Period                      $   (96,232)       $    (96,232)      $       -
                                                                ============       =============      ==========

         (a) Increase from amortization of intangibles.

         (b) Decrease from reclassification of paid in capital to derivatives for application of EITF 00-19.

         (c) Increase from reclassification of paid in capital to derivatives for application of EITF 00-19 and revaluation.

         (d) Net changes in net income (loss)


                             PART III
                            ---------

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

                                   WHOLE LIVING, INC.



Date: September 19, 2006        By: /s/ Ronald K. Williams
                                   ---------------------------------------
                                   Ronald K. Williams, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                    /s/ Ronald K. WIlliams
Date: September 19, 2006           ----------------------------------------
                                   Ronald K. Williams
                                   Chairman of the Board, President and
                                   Chief Executive Officer


                                    /s/ Robert Reitz
Date: September 19, 2006           ----------------------------------------
                                   Robert Reitz
                                   Chief Financial Officer,
                                   Secretary/Treasurer and Director