Form 10QSB
period 2006-09-30
WHOLE LIVING INC
filed 2006-11-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-26973

WHOLE LIVING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	87-0621709 (I.R.S. Employer Identification No.)

972 North 1430 West, Orem, Utah  84057

(Address of principal executive offices)

(801) 655-5500

(Issuer’s telephone number)

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

Yes  [  ]   No [X]

As of October 26, 2006 Whole Living, Inc. had a total of 6,667,779 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

12

PART II: OTHER INFORMATION

Item 6.  Exhibits

13

Signatures

14

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2006 and 2005, is unaudited.  This financial information, in the opinion of management, includes all adjustments, including normal recurring entries, necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

Whole Living, Inc.

Financial Statements

September 30, 2006

Whole Living, Inc
Consolidated Balance Sheets

Assets	September-30	December 31
	2006	2005
	(unaudited)

Current Assets
Cash	$ 51,431	$ 26,383
Accounts Receivable (Net of Allowance of $8,000)	629	899
Inventory	1,120,684	406,423
Prepaid Expenses	51,783	-
Total Current Assets	1,224,527	433,705

Property & Equipment, Net	277,364	372,466

Other Assets
Deposits	30,540	30,540
Investment in Forevegreen Intl.	2,300,623	-
Total Assets	$ 3,833,054	$ 836,711

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$ 1,104,529	$ 154,472
Accrued Expenses	75,795	79,725
Intercompany Accrual	189,795	-
Derivatives	2,000	145,000
Current Portion of Long-Term Liabilities	2,154,955	121,019
Total Current Liabilities	3,527,075	500,216

Long Term Liabilities
Notes Payable - Related Party	1,371,114	820,761
Note Payable	783,841	771,257
Less Current Portion	(2,154,955)	(121,019)
Total Long Term Liabilities	-	1,470,999

Total Liabilities	3,527,075	1,971,215

Stockholders Equity
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized: 66,377,245
Shares Issued and Outstanding	6,668	80,059
Additional Paid In Capital	17,364,082	14,920,691
Retained Deficit	(17,054,990)	(16,081,452)
Prepaid Expenses	(9,780)	(53,802)
Total Stockholders' Equity	305,980	(1,134,504)

Total Liabilities and Stockholders' Equity	$ 3,833,054	$ 836,711

The accompanying notes are an integral part of these financial statements

Whole Living, Inc
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Sales	$ 883,306	$ 833,067	$ 2,742,137	$ 3,109,752

Cost of Goods Sold	705,110	623,754	2,093,729	2,248,623

Gross Profit	178,196	209,313	648,408	861,129

Operating Expense
Selling Expense	26,333	24,113	223,355	344,307
General and Administrative	299,703	546,373	1,460,145	1,729,793
Total Operating Expenses	326,036	570,486	1,683,500	2,074,100

Operating Income (Loss)	(147,841)	(361,173)	(1,035,091)	(1,212,971)

Other Income (Expense)
Interest Income	231	117	710	(98,096)
Other Income	22,816	(59)	22,816	24,737
Other Expense	-	-	(118,942)	-
Gain/(Loss) on FG Investment	(87,106)	-	20,623	-
Gain on Valuation of Derivative	40,000	-	143,000	-
Interest Expense	(1,106)	(35,415)	(6,654)	(73,359)
Total Other Income (Expense)	(25,165)	(35,357)	61,553	(146,718)

Net Income (Loss) Before Income Taxes	(173,005)	(396,531)	(973,538)	(1,359,689)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$ (173,005)	$ (396,531)	$ (973,538)	$ (1,359,689)

Weighted Average Income (Loss) Per Share	$ (0.03)	$ 0.01)	$ (0.15)	$ (0.01)

Weighted Average Shares Outstanding	6,667,654	66,377,245	6,603,600	66,377,245

The accompanying notes are an integral part of these financial statements.

Whole Living, Inc
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net Income (Loss)	$ (973,538)	$ (1,286,330)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) in Operating Activities:
Depreciation and Amortization	113,046	196,872
Amortization of Prepaid Expenses (Equity)	44,022	78,602
Gain on Investment	(20,623)	-
Stock Issued for Services	90,000	-
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts Receivable	268	24,590
Inventory	(714,261)	101,066
Prepaid Expenses	(51,783)	-
Employee Advances	-	(22,500)
Increase (Decrease) In:
Related Party Payable	189,795	-
Derivatives	(143,000)	-
Bank Overdraft	-	(38,840)
Accounts Payable and Accrued Expenses	946,128	(834,918)
Net Cash Provided (Used) by Operating Activities	(519,946)	(1,781,458)

Cash Flows from Investing Activities
Cash Paid for Property and Equipment	(17,943)	(25,439)
Net Cash Provided (Used) by Investing Activities	(17,943)	(25,439)

Cash Flows from Financing Activities
Cash Proceeds from Debt Financing	562,937	1,806,897
Net Cash Provided (Used) by Financing Activities	562,937	1,806,897

Increase (Decrease) in Cash	25,048	-
Cash and Cash Equivalents at Beginning of Period	26,383	-

Cash and Cash Equivalents at End of Period	$ 51,431	$ -

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -
Non-Cash Activities:
Stock issued for Investment	$ 2,280,000	$ -

The accompanying notes are an integral part of these financial statements

Whole Living, Inc.

Notes to Financial Statements

September 30, 2006

GENERAL

Whole Living, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

References in this quarterly report to “Whole Living,” “we,” ”us,” and “our” refer to Whole Living, Inc.  and its subsidiary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

During the first quarter of 2006 Brain Garden joined forces with ForeverGreen to obtain access to its corporate leadership, consolidate our management team and to obtain access to ForeverGreen's exclusive and best-selling FrequenSea™ product with marine phytoplankton. In addition, this combination increased and enhanced our product lines with the addition of organic 24 Karat Chocolate and exclusive plant life concentrate products.  Our distributors, now called Members, also benefit through additional compensation plan earnings through the ForeverGreen Compensation Plan as well as benefit from the experienced leadership of the combined Whole Living and ForeverGreen management team.  Brain Garden distributors have been welcomed into the ForeverGreen Compensation Plan and are included within and bound by the ForeverGreen Contract and Policies and Procedures. Because we have combined our distributors with ForeverGreen Members, consolidated our product line with the product line of ForeverGreen and now have the same management as ForeverGreen, the business of Brain Garden and ForeverGreen are now identical.  Brain Garden does business as ForeverGreen International and ForeverGreen is the recognized brand name and corporate identity associated with the increased good will and growth of the company.

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

In June, 2006, we conducted a soft-launch of the Australia market with CEO Ron Williams and Paul Frampton, VP of International Sales conducting six well-attended meetings throughout Australia and introducing our Members to the logistic support company that is providing customer service, warehousing and shipping services for us.  In Japan, we finalized a local manufacturing contract with a well-known local company for the FrequenSea product as well as held many successful promotional meetings teaching about the company, the product FrequenSea and the ForeverGreen business opportunity.

We finalized a lease for our new manufacturing facility of about 14,000 square feet located close to our headquarters in Utah in April, 2006.  We moved into the facility and begin manufacturing in August of 2006.  Monthly rent payments are approximately $8,500.

On October 27, 2006, Whole Living entered into a Letter of Intent with ForeverGreen International, LLC to begin to prepare an Agreement and Plan of Reorganization so that Whole Living may acquire the outstanding 77% interest of ForeverGreen in exchange for 4,240,549 shares of Whole Living’s restricted common stock.  In addition, Whole Living’s board of directors proposed that our articles of incorporation be amended to change the name of Whole Living, Inc. to ForeverGreen Worldwide Corp and that we create a class of preferred stock with 10,000,000 shares authorized.  The creation of the preferred class of stock will be used to convert outstanding notes payable or debt into preferred stock, thus decreasing our total liabilities.  On November 1, 2006, a majority of stockholders approved the name change and we will be required to change the trading symbol for our common stock on the OTC Bulletin Board.

The Members of ForeverGreen International, LLC have approved ForeverGreen International, LLC becoming a wholly-owned subsidiary of Whole Living, Inc.  The same management team that has been managing Whole Living and ForeverGreen International, LLC remains in place and Whole Living, Inc., will change its name to ForeverGreen Worldwide Corp continuing the successful brand propagation of the ForeverGreen name.

During the remainder of 2006, we plan to continue our focus on the FrequenSea™ business model with the addition of high-energy Super Saturday meetings and monthly ForeverGreen Fondue Parties.  We anticipate these meetings will be conducted simultaneously around North America and will include presentations by medical doctors and company sales and marketing individuals, and that they will be attended by hundreds of Members, customers and prospective Members and customers.  We have incorporated a community service message into our product and business presentations through the use of a Sundance Film Festival documentary submission on drug addiction that focuses on recognition, acceptance, prevention and recovery as a company stand and position to empower our communities.  This documentary and company position complements our existing programs promoting healthy menus and foods in our children’s schools through our ForeverGreen Power Lunch program that promotes healthy eating of fruits and vegetables and nutritional education assemblies by ForeverGreen personnel.

At the August Matrix “Stand in your Future Now Convention”, ForeverGreen Members were educated and trained with product information and business building techniques as well as the anticipated launch of exclusive marine phytoplankton skincare line.  The 90-Day Game commenced with growth opportunities, business accountability and small focus groups established to create and support leaders and generate business growth activities for rising leaders.

In October the Company implemented the Special Warehouse Assistance Team or “SWAT” program to rapidly accelerate growth opportunities by ensuring product shipping times were met despite large volume growth at peak times during the month.  The SWAT system provides a rapid reaction force of dedicated volunteer employees from various company departments to augment existing warehouse employees who direct the overall shipping efforts to ensure product orders are timely shipped from our warehouses to our Members and Customers.

In addition to the logistic and warehouse offices now open in Australia and New Zealand, we plan to expand our current customer service office in Japan to include manufacturing, logistics, and operations.  We also intend to expand our personal consumption model to the European Union.  As of November 1, 2006, our UK Members’ FrequenSea product needs are serviced through a third party warehouse in the Netherlands.  Management anticipates that these facilities and expanded services will increase our customer service satisfaction and decrease our shipping costs and the time it takes to ship product to our customers resulting in better service and increased sales.

We will continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSeaTm product and ForeverGreen Compensation Plan earnings and commissions.   In addition, our focus is to assist prospective Members create a home based business with home business training, mentorship and accountability to promote our residual income stream opportunities.  We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers.  As our international markets mature, additional ForeverGreen products may also be introduced in each international market.  We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

Additional promotional and business building materials and products will fuel our growth for the next quarter along with the release of our skin care line.

Our major challenge for the next twelve months will be to increase our systems capabilities and logistics centers around the world to keep up with the increased demand for our products and the business opportunity.  Included in this challenge is the need to keep up with our growth so that our customer service and Member satisfaction remains at a high level.  Overcoming growth challenges will require additional skilled personnel, and manufacturing and shipping facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash of $51,431, but had negative working capital of $2,302,548.  We have had recurring net operating losses since inception and historically we have financed our operations through revenues and debt financing.  For the nine month period ended September 30, 2006 (the "2006 nine month period"), in addition to revenues of $2,742,137, we relied on debt financing of $562,937 to fund our operations.  At our current sales levels we require approximately $40,000 per month in addition to sales revenue to meet our basic operations.  We intend to use our cash for working capital.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers.  We anticipate that our portion of the cost to expand our domestic and international logistics centers will likely be approximately $40,000.  We intend to fund these expenditures with internally generated cash flows and additional borrowing.

Beginning in January 2006 we expanded our product line to include ForeverGreen's products in addition to Brain Garden products.  Management believes the expansion of products and Member/distributors will increase sales;

however, we cannot guarantee that we will be able to attain or maintain profitability.  Management will continue to scrutinize expenses related to our operating  activities and order fulfillment to determine appropriate actions to take to  reduce costs.

Management anticipates that additional working capital shortfalls will be funded with debt financing.  We may pay these loans with cash, if available, or convert these loans into preferred or common stock.  We may also issue private placements of stock to raise additional funding.  Any private placement likely will rely upon exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

COMMITMENTS AND CONTINGENT LIABILITIES

During 2005 and 2004 we leased warehouse space for $18,000 a month, but this lease expired December 31, 2005.  We vacated the premises during August 2006.  In April 2006 we entered into a lease agreement for a new manufacturing facility.  The monthly rent payments will be approximately $8,500 per month.

Our total current liabilities increased to $3,527,075 at September 30, 2006, from $500,216 at December 31, 2005.  This increase was primarily due to $2,154,955 of long term debt moving to a current liability and accounts payable increasing to $1,104,529.  The $950,057 increase in accounts payable is a result of the purchasing of all inventory and accrual and payment for other transactions for the combined operation with ForeverGreen.  The current portion of long term liabilities includes notes payable to a shareholder, First Equity Holdings Corp., of $1,371,114 and notes payable to third parties of $783,841

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Whole Living and Brain Garden, Inc.  The 2005 periods have been restated too reflect the reverse common stock split effected February 24, 2006.  The following chart summarizes our financial statements for the three and nine month periods ended September 30, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, above.

SUMMARY COMPARISON OF 2006 AND 2005 PERIOD OPERATIONS

	Three month period ended		Nine month period ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005

Sales	$ 883,306	$ 833,067	$ 2,742,137	$ 3,109,752

Cost of goods sold	705,110	623,754	2,093,729	2,248,623

Gross profit	178,196	209,313	648,408	861,129

Total operating expenses	326,036	570,486	1,683,500	2,074,100

Operating loss	(147,841)	(361,173)	(1,035,091)	(1,212,971)

Total other income (expense)	(25,165)	(35,357)	61,553	(146,718)

Net loss	(173,005)	(396,531)	(973,538)	(1,359,689)

Net loss per share	$ (0.03)	$ (0.01)	$ (0.15)	$ (0.01)

We recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 2% of sales.  Sales for the three month period ended September 30, 2006 (the “2006 third quarter”) increased slightly in comparison to the three month period ended September 30, 2005 (the “2005 third quarter”) as a result of the Whole Living distributor/members succeeding with the ForeverGreen business model and the training and motivation provided at regional and global meetings.  However sales for  the 2006 nine month period decreased in comparison to the nine month period ended September 30, 2005 (the “2005 nine month period”).  This decrease in sales is attributable to an initial adjustment period to the new commission plan.  Management believes the ForeverGreen Compensation Plan, leadership and expanded product line will continue to increase sales over the long term.

Cost of goods sold consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of goods sold was 79.8% of sales for the 2006 third quarter compared to 74.9% of sales for the 2005 third quarter, and was 76.4% of sales for the 2006 nine month period compared 72.3% of sales for the 2005 nine month period.  The increase in the cost of goods sold is related to transitional costs in the move to the ForeverGreen commission plan and a higher payout as a percent of sales for the ForeverGreen commission plan versus the Brain Garden Unigen plan.  We anticipate that these costs will be significantly lower in the forth quarter of 2006 and thereafter, and are expected to be about 73% to 76% of sales.  This still represents an increase from the 2005 nine month period.  The increase results from the ForeverGreen commission plan paying about 2% to 4% more than the Brain Garden Unigen plan and FrequenSea™ costs slightly more than the average product Brain Garden sold previously as a percent of sales.

In addition, a portion of cost of goods sold relates to distributor commissions paid to several levels of Members on each product sold.  Member commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members.  During the 2005 periods the amount and recipient of the commission varied depending on the purchaser's position within the Brain Garden Unigen Plan.  The overall payout average for sales commissions under the Unigen Plan was approximately 36% to 38% of product sales.  In January 2006 Brain Garden adopted the ForeverGreen Compensation Plan and the overall payout average for sales commissions for the 2006 periods under that plan were approximately 44%.

Total operating expenses decreased 42.9% for the 2006 third quarter compared to the 2005 third quarter, and decreased 18.8% for the 2006 nine month period when compared to the 2005 nine month period.  Selling expense, which is included in total operating expense, increased 9.2% in the 2006 third quarter compared to the 2005 third quarter as a result of travel and meeting expenses related to Super Saturday events.  Selling expense includes marketing expenses, the support of sales meetings and events, and certain customer service expenses.  This expense decreased 35.1% for the 2006 nine month period compared to the 2005 nine month period.  During the 2005 nine month period selling expense was higher primarily due to the marketing efforts associated with our "Changing Lives Seminars" series where we conducted an eleven city tour and followed it up with a second round city tour in the continental United States, Hawaii and Brisbane.

General and administrative expense includes general office expense, management and employees' salaries, and the support systems for the distributor network.  These expenses decreased 45.1% in the 2006 third quarter when compared to the 2005 third quarter.  These expenses also decreased 15.6% for the 2006 nine month period when compared to the 2005 nine month period.  These decreases are primarily a result of a decrease in rent and employee related expenses.

Total other expense of $25,165 for the 2006 third quarter included an $87,106 loss on Whole Living’s investment in ForeverGreen and interest expense of $1,106.  Total other income for the 2006 third quarter included interest income of $231, debt forgiveness of $22,816 and a $40,000 gain on the valuation of warrants granted in 2002 that remain outstanding.  ForeverGreen experienced a loss for the third quarter as a result of the expense of a large distributor leader training meeting along with a launch of a new face care product line, SecreSea, and a change in revenue recognition policy to align with the Whole Living policy, which resulted in a reduction in revenue for the third quarter.

Total other expense of $35,357 for the 2005 third quarter was primarily the result of interest expense of $35,415.

Total other income of $61,553 for the 2006 nine month period included a $143,000 gain on the valuation of warrants granted in 2002 that remain outstanding, we recognized a $20,623 gain on our investment in ForeverGreen and interest income of $710.  This other income was offset by a write-off of $118,942 in marketing materials and interest expense of $6,654.  We are in an ongoing process of reviewing products to determine what products will work most synergistically in combination with ForeverGreen.  Other products may be discontinued with future versions of the catalogue.  Any items discontinued will be offered on a "while supplies last" basis and any product not sold may result in future inventory write-offs.

For the 2005 nine month period we recognized total other expense of $146,718 which included $98,096 interest expense and $73,359 interest expense, that was offset by $24,737 other income.

As a result of the above, we recorded a net loss and net loss per share for both the 2006 and 2005 periods; however, our net losses and net losses per share for the 2006 periods were reduced when compared to the 2005 periods.

The following chart summarizes our balance sheet at September 30, 2006 and December 31, 2005.

SUMMARY OF BALANCE SHEET INFORMATION

.

	September 30, 2006	December 31, 2005
Cash	$ 51,431	$ 26,383

Total current assets	1,224,527	433,705

Total assets	3,833,054	836,711

Total current liabilities	3,527,075	500,216

Total liabilities	3,527,075	1,971,215

Retained deficit	(17,054,990)	(16,081,452)

Total stockholders equity	$ 305,980	$ (1,134,504)

At September 30, 2006 our total assets increased compared to the year ended December 31, 2005, primarily due to recognizing a $2,300,623 investment in ForeverGreen and an increase in inventory of $714,260 as a result of showing all inventory for the combination with ForeverGreen.  At September 30, 2006, total liabilities increased when compared to December 31, 2006.  This is partially due to increased accounts payable of $1,104,529 related to Whole Living purchasing all inventory and the accrual and payment for other transactions for the combined operation with ForeverGreen.  We also borrowed an aggregate of $2,154,955 to fund ongoing operations.

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

▪

Our ability to encourage our Members to sponsor new Members and increase their own personal sales;

▪

Our ability to promote our product lines with our Members and customers;

▪

Our ability to develop successful new exclusive product lines;

▪

Our ability to obtain essential oil raw materials for some of those products;

▪

Effects of future regulatory changes in the area of direct marketing, if any;

▪

Our ability to remain competitive in our domestic and international markets; and

▪

Our ability to decrease shipping time and expense.

In addition, we have entered into agreements with Members and suppliers located in Australia, Canada, Japan, New Zealand, Singapore, Netherlands and the United Kingdom.  We may establish similar arrangements in other countries in the future.  As a result, our future revenues may be affected by the economies of these countries.  Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 13, 2006

/s/ Ronald K. Williams

Ronald K. Williams

Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2006

/s/ Robert Reitz

Robert Reitz

Chief Financial Officer, Secretary/Treasurer and Director