Form 10KSB
period 2006-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2007-04-17
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

Commission file number: 0-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	87-0621709 (I.R.S. Employer Identification No.)
972 North 1430 West, Orem, Utah (Address of principal executive offices)	84057 (Zip code)
Issuer’s telephone number: (801) 655-5500

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year: $3,491,671

As of March 21, 2007 the registrant had 13,981,141 shares of common stock outstanding.  The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $20,097,940

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

11

Item 3.  Legal Proceedings

 11

Item 4.  Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 12

Item 6.  Management’s Discussion and Analysis or Plan of Operation

14

Item 7.  Financial Statements

 18

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 44

Item 8A. Controls and Procedures

44

Item 8B. Other Information

44

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the

               Exchange Act

44

Item 10.  Executive Compensation

46

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

46

Item 12.  Certain Relationships and Related Transactions, And Director Independence

 48

Item 13.  Exhibits

49

Item 14.  Principal Accountant Fees and Services

49

Signatures

50

In this annual report references to “ForeverGreen,” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corp. and its subsidiaries.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

ForeverGreen Worldwide Corporation (“ForeverGreen Worldwide”) was incorporated in the state of Nevada on March 18, 1999 as Whole Living, Inc.  In May of 1999, Whole Living merged with Whole Living Inc., a Utah corporation, which owned the trademark “Brain Garden” and some of the products and formulas presently being marketed by ForeverGreen.  Whole Living formed Brain Garden, Inc., a Nevada corporation, in May 2002, and Whole Living transferred the assets related to the Brain Garden products to this wholly-owned subsidiary.

On January 13, 2006, Whole Living acquired a 23% interest in ForeverGreen International, LLC (“ForeverGreen International”) in exchange for 1,266,667 (19,000,000 pre-split) restricted common shares of Whole Living.  ForeverGreen International is a network marketing company that focuses on whole foods and natural products.

In anticipation of acquiring the remaining 77% of ForeverGreen International, Whole Living, Inc. changed the name of the corporation to “ForeverGreen Worldwide Corporation” on December 14, 2006 (See Item 4, below).   On December 29, 2006 ForeverGreen Worldwide acquired the remaining 77% interest of ForeverGreen International.  ForeverGreen Worldwide issued an aggregate of 5,240,549 common shares valued at $9,170,961 in exchange for the member interests and the preferred member interests of ForeverGreen International (See Item 5, “Recent Sales of Unregistered Securitites,” below).  This exchange resulted in ForeverGreen Worldwide owning 100% of ForeverGreen International and ForeverGreen International became a wholly-owned subsidiary of ForeverGreen zWorldwide.  The Brain Garden subsidiary was dissolved after this acquisition.

Our Business

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International.  In January 2006 ForeverGreen International’s management team joined Whole Living’s management team and we consolidated the Brain Garden product line with the product line of ForeverGreen International.

Whole Living joined forces with ForeverGreen International to obtain access to the ForeverGreen corporate leadership, consolidate our management teams, and to provide Brain Garden distributors with access to  ForeverGreen International’s exclusive and best-selling FrequenSea™ product with marine phytoplankton, and to expand the reach of the ForeverGreen corporate philosophy of improving peoples lives through “Health, Kindness, and Opportunity.”  The details of this three part philosophy are provided in the following sections relating to our products and their impact on peoples health, the stands our company has taken in creating kindness, and the opportunity provided by the ForverGreen Compensation Plan.  The combination of Brain Garden and ForeverGreen product lines has greatly increased and enhanced the product offering to both Brain Garden and ForeverGreen distributor members.  Brain Garden Members have been welcomed into the ForeverGreen Compensation Plan and are included within and bound by the ForeverGreen Contract and Policies and Procedures.  Because Brain Garden distributors have been combined with ForeverGreen International members, Brain Garden and ForeverGreen International product lines have been combined, and the management and employees of the companies are the same; Brain Garden and ForeverGreen are now identical and the Brain Garden entity has been dissolved.

Our product philosophy is to develop, manufacture and market the best of science and nature through innovative formulations as we produce and manufacture whole foods, nutritional supplements, personal care products and essential oils.  We believe that eating healthy and synthetic-free whole foods and beverages is the basis of health and longevity.  We provide health answers, not only through exclusive nutritional whole food beverages, but also by providing a product line of delicious whole foods that can be eaten for every meal, instead of the processed, fatty and preservative-laden synthetic meals found in today’s society.  Many competitor companies provide capsules, powders, pills or tablets as nutritional supplements, but generally fail to provide an every-meal alternative to the processed and nutrient depleted foods found in the three main daily meals of most common consumers.  We provide the every-meal answer with a variety of appetizing healthy food products that allow our Members and customers to eat healthy for every meal and snack throughout the day.  In addition, we provide healthy personal care products as an alternative to the chemical and synthetic products in the marketplace that may negatively impact our health.

We remain committed to developing and providing quality products that are innovative, healthy, efficacious, easy to use and easy to sell.  Our unique products, along with a distinct and fresh corporate philosophy and message of physical, mental, emotional and spiritual health through service to community and others, attract consumers as well as Members who wish to own a home-based business selling our products and spreading our health message.

Health Promoting Products

FrequenSea™.  Our best-selling product is FrequenSea, a whole food beverage consisting of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a blend of blueberry, cranberry and lime juice concentrates processed through a proprietary process named Aqueous Molecular Partitioning which renders the ingredients water soluble.  FrequenSea is sold as a single bottle in a box or trial pack, in individual single-serving packets or even in a four-bottle pack.  The marine phytoplankton in FrequenSea contains over 200 different sea algae that are all processed through proprietary and patent pending processes by Unique Sea Farms Limited.  A daily dose of FrequenSea provides over 66 vitamins and minerals and includes amino acids and omega 3 oils in a convenient bio-available form for easy ingestion and quick absorption.  Since August 2005 when our Members first had access to purchase FrequenSea, its sales have more than quadrupled and have increased to about 75% of our total product sales.

24 Karat Chocolate®.  ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and is processed without the fats, hormone dairy milk and waxes common in many chocolate products.  This naturally dark chocolate comes in a variety of flavors, as well as fondue chips with a chocolate melter for use at chocolate fondue parties.  The 24 Karat Chocolate® is also used as an ingredient in the weight management products Thunder™, Lightning™ and Thunder De-Lite™ and NICE™ bars.

Weight Management Products.  For those desiring to maintain their healthy weight or lose weight to obtain the health and vitality associated with good nutrition and their proper weight, the Thunder™ meal replacement drink powder provides 28% of the protein your body needs in an apple fiber base with natural sweeteners and antioxidants.  Lightning™ is a supplement capsule of 24 Karat Chocolate®, cayenne, green tea and cascara sagrada designed to assist the body to naturally cleanse itself for optimal absorption and weight management.  Dynamic Plus™ and Probiotic Plus™ provide the body with probiotics to re-establish the natural flora the body needs for optimal health and to support the immune system while increasing nutrient absorption.  Thunder DeLite™ combines the taste and nutrition of Thunder™ with the appetite and weight control benefits of Hoodia Gordonii to assist people meet their desired weight goals in a program combination that includes increased exercise and drinking plenty of the company produced Rain™, purified water that has been re-mineralized with important trace minerals for optimal absorption.

FoodFirst™ products.  Pulse™ consists of a variety of nuts, seeds, fruits, grains and other foods and may be used as a snack or a meal replacement.  Pulse is packaged as a food bar or loose in canisters in different natural flavors.  Pulse has natural unprocessed proteins, fibers, carbohydrates and other nutrients required for a healthy diet.  Our new Pulse bars, called Nice™ bars, contain Aqueous Molecular Partitioning processed ingredients combined with whole foods in many vibrant flavors that change each month for our Members.  Our other nutritional meal and snack products include several soups that also double as nutritious additives to every casserole or meal.  Finally Fruit™, a natural dried fruit medley, Great Start™ breakfast cereal, Harvest Mix™ snack blends, Nature’s Mix™ biscuits and muffins, Meal Makers™, Parched Pulse, salsa and salad dressing round out the pantry offerings for a complete kitchen’s needs for nutritious and natural food choices as alternatives to processed, synthetic and preservative-laden foods.

EarthTribe™ Farmacy.   Aqueous Molecular Partitioning and Supercritical Fluid Extraction provide exclusive and proprietary processes so that the whole-plant products and combination plants become water-soluble for maximum absorption.  Plant Life Concentrates are combined for a whole-plant green drink or citrus blend of the Dragon products and the Preventatives label brings our consumers a variety of single herbs and spices from Cinnamon to the electrically high frequency found in natural roses of our Rainmaker™ product.

ForeverYoung™ Essential Oils.  Plant essences sourced from around the world comprise the many essential oils available for our customers and Member distributors.  These products are designed to be applied topically to the body for therapeutic relief.

Personal Care products.  As we believe what is placed on the skin is absorbed through the skin, our Members and customers have access to all the quality, natural personal care products that a consumer could wish for from SecreSea™, our new complete cosmetic line with marine phytoplankton in creams, toners, serums, scrubs and masks, to bath salts, deodorant, tooth powder, shaving cream and body wash to shampoo and conditioner.

Healthy Alternatives™.  From sand free salt and high-fiber apple cleanse products to chelated silver, Healthy Alternatives™ offer products to those desiring to obtain natural and chemical-free health benefits.

Product Guarantees

Our 100% satisfaction guarantee allows product returns within 30 days after the sale of the product for all our products that are resalable, subject to a 10% restocking fee.  This change improves our customer and Member satisfaction and brings us in line with Direct Selling Association recommendations.  Actual product returns have been less than 0.2% of sales for the past two fiscal years.  We also maintain an insurance policy for product liability claims with a $1,000,000 per claim and $2,000,000 annual aggregate limit.

Product Development

We continue our commitment to innovative and cutting edge products to retain exclusivity for our Members and customers as well as take advantage of the latest in nutritional research and science.  Our products are easy to use, easy to sell and the effectiveness is measurable in nutrition and health benefits.

Raw Materials and Suppliers

During 2005 and 2006, we had the freedom to use any supplier to purchase raw materials for the Brain Garden product line.  We used several different vendor sources since most of the raw materials were readily available in the market place.  With the addition of ForeverGreen products, we have good vendor relations with our key vendors ensuring a continuous supply of our key products, including FrequenSea™ and 24 Karat Chocolate®.  We rely on two principal suppliers for our FrequenSea™ product.  Unique Sea Farms Limited supplies the marine phytoplankton and Primal Essence supplies the Aqueous Molecular Partitioning technology used to process additional ingredients that accompany the marine phytoplankton.

Our essential oil products are formulated, processed and sourced by Dana Young and his company Desert Hope.  Our essential oil raw materials are limited by high demand and some raw material shortages around the world.

We maintain our in-house manufacturing capabilities for our FoodFirst line of products.  We retain our freedom to use any competitive suppliers to garner control over our product costs, quality and the lead times for manufacturing and delivery.  We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the market place.  We maintain our product inventory using a system in which we ensure an appropriate inventory based on the product’s anticipated movement.

Distribution Network

Our main distribution center is located in Orem, Utah next to the main corporate office.  We also have a fulfillment center in Queensland, Australia that improves our product delivery with cost savings and efficiencies for our  Australian and New Zealand markets.  In addition, we have ForeverGreen offices in Singapore and are using third parties in Japan, the United Kingdom, the Netherlands and Germany to service our Members that wish to expand their business into those international markets.  We buy raw materials from third-party suppliers, manufacture our FoodFirst products in-house and warehouse the bulk food product at our facilities.  We service individual product orders and ship to individual customers and Members in the United States, Australia, Canada, Japan, New Zealand, Singapore, the United Kingdom, the Netherlands and Germany.

Members and their customers pay for products prior to shipment, incurring minimal accounts receivable for us.  Members and customers have access to place orders on the ForeverGreen Internet websites, or through a growing call center or even through facsimile or email orders.  Typically, Members and customers pay for their product orders with a credit card.  Less than 2% of our sales are paid for with cash.  We experience back orders with less than .05% of our orders.

ForeverGreen Takes a Stand for Kindness

One of ForeverGreen’s key missions is Kindness.  ForeverGreen believes health is the doorway to kindness, and kindness is health.  ForeverGreen and ForeverGreen employees, distributor members, and officers create a higher standard of focus, serving humanity one person at a time by doing small random acts of kindness.  We want to transform the world by transforming people. We call it “Standing in the Drift”.  Standing in the Drift means to do whatever a person can outside of themselves to help lessen the impact of the adversities the world faces.  Each ForeverGreen member takes a stand in their own community to make a difference.  ForeverGreen has launched a national school nutrition program called “The Power Lunch Program”, partnered with the worldwide poverty relief organization Kiva, has built homes in Mexico, and has produced an educational drug awareness documentary entitled Happy Valley.

ForeverGreen Compensation Plan Creates Worldwide Opportunity

We rely on a system of network marketing for the distribution of our products through our Members and customers.  Our revenue depends directly upon the sales efforts of our Members. We distribute our products exclusively through independent contractor Members who have contracted directly with us.  Members are entitled to purchase products from us for personal use or for resale, and the sales by our Members have the potential to earn commissions.  Individuals who join as a Member may enroll and sponsor other Members and earn commissions from the resale of our products as well.  The ForeverGreen Compensation Plan provides many different ways to earn income for our Members, from $20 Jumpstart earnings to personal rebates on Member purchases to unilevel commissions and leadership pools.

The ForeverGreen Compensation Plan reaches out to every segment of our society.  An individual may join as a Member for the exclusive products offered by our company or for the wholesale prices that are reserved to only Members purchasing product.  In March of 2007, we introduced an additional compensation component through the Jumpstart program.  With Jumpstart, an individual may join ForeverGreen and begin earning commissions rapidly with minimal investment.  A Member receives a further discount on their personal purchases or the purchases of their customers over a certain amount.  This provides incentive to discuss successful products and programs with others.

As a Member assists other individuals to join the Member’s organization, the new Members generate commission payments to the Upline Member through their product purchases.  Our Fast Start bonus program pays out 60% of the point value on a new Member’s first purchase to be shared by the enrollment tree, providing incentive to advertise the company and product to others.  Leadership pools reward Members that have established a downline organization formed into legs with specific sales volumes in each leg.  The leadership pools generate a pro-rata share of a pool in up to 14% of the company’s commissionable volume during a calendar month.  The newly launched car bonus program provides incentives to grow the Member’s business to maximize the higher ranks in the compensation program as well as drive a new car earned thanks to their efforts.  Additional innovative parts of the ForeverGreen Compensation plan include a 50% matching bonus for the Member/enroller of a new Member that earns unilevel commissions as well as targeted bonuses for those Members that promote through buying and selling the FrequenSea™ product as the business model to grow their organization.  Under our compensation system, any Member can earn commissions and rebates through the ForeverGreen commission structure.

Our Members progress though the compensation plan with recognition and ranks that show their standing and leadership in the company.  A Member must generate personal volume (“PV”) through either individual purchases or purchases of their customers.  A Member’s rank may vary from month to month based upon the increase and decrease in their monthly sales volume.  Even at the lowest rank, requiring minimal volume qualifications, each ForeverGreen Member may earn compensation from Faststart and Jumpstart programs as they grow their businesses. The rank of “Learning” is indicative of the status of the new Member in the ForeverGreen business and is the first rank a Member receives by helping four Members join under them to form four downline legs with a total of 1,000 points of organizational volume (“OV”).  The rank of “Determined” is earned when a Member has two legs with 1,000 OV and one leg with 100 points.  The “Successful” rank is earned by the Member with two legs of 2,500 OV and one leg of 1,000 OV.  “Part-time” is the rank a Member earns when their organization generates two legs with 6,000 OV and one leg with 2,000 points.  A Member attains “Fulltime” rank when they have two legs with 15,000 OV and one leg with 6,000 OV.  “Free” status is obtained when a Member has four legs with 15,000 OV and, finally, “Rainmaker” rank is achieved by the Member that works to develop four legs that are at the rank of Fulltime. The monthly $500 car bonus is awarded after a Member achieves three month’s time of four legs with seven thousand in organizational volume and receives the car bonus for each month qualified thereafter.

At each new rank, the generational compensation percentages and amount of compensation increases.  Therefore, an established Member may receive a percentage of sales generated by an ever growing number of new customers or distributors that are brought into the plan in their downline.

There are many competitor companies that offer Unilevel plans, Fast Start plans and Leadership Pools.  However, we believe that our approach of combining the above plans with the Jumpstart program, the matching bonus, a large percentage commission pay out in conjunction with the ForeverGreen culture, exclusive products and rapid growth models presents a great improvement on competitor plans and represents a competitive advantage for our Members.  Their personal rewards generate incentive to attract many other network marketing professionals and newcomers alike.  As our Members are rewarded financially, they are motivated to continue developing an organization to help others receive financial and recognition rewards and, as a result, we continue to grow.

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

Generally, Members who are new to network marketing invite friends, family members, and acquaintances to attend conference calls, review websites or attend personal or company sponsored meetings.  Members with a history of network marketing are quick to invite their contacts within the industry to experience the difference that our company brings to the industry.  Some people are attracted to become Members after using our products and desire to obtain the wholesale prices our Members enjoy.  The new Member is also entitled to enroll and sponsor other Members in order to build a network of Members and customers that provide commissions and further financial incentives as well as recognition from the company.  With the Jumpstart program, a new Member needs to enroll only four other new Members on the Jumpstart pack to pay for the new Members’ product costs.

Turnover is typical in the direct selling industry.  Our Members understand that to prevent a possible decline in their organization and sales volume, the enrollment, sponsoring and training of new Members is necessary to increase the overall Member force and motivate new and existing Members.  We may experience seasonal decreases in Member sponsoring and product sales because of holidays and customary vacation periods.  We cannot predict the timing or degree of fluctuations because of the number of factors that impact the sponsoring of new Members.  We cannot assure that the number, growth or productivity of our Members will be sustained at current levels or increase in the future.

Our retention rates have improved due to the new Jumpstart and Matrix training programs that use tangible steps and guidelines to help the new Member learn the business and how to effectively sell products and enroll new Members and customers.  The weekly calls and training provide a duplicable business model that help new Members successfully begin their independent contractor business.

Compensation

Each company product carries a specified number of commission volume points.  Commissions are based on a Member’s personal qualification, organizational and leg commission volumes.  A Member receives commissions based on a percentage of the sales volume of their downline each month.  Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any point-of-sale taxes.  As a Member’s retail business expands and as they successfully sponsor other Members into the business, which in turn expand their own businesses, the Member receives more commissions from the expanded sales volume of the downline.  A Member receives commission bonuses by remaining in good standing with the company and generating at least 50 qualification volume points in the JumpStart Program and FastStart Program or 100 qualification volume points with JumpStart for the Unilevel program in addition to JumpStart and FastStart or 150 qualification points with JumpStart for all bonuses including the matching bonus and leadership pools in addition to all other named commission bonuses.

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the company and the Member in accord with our policies and procedures.  Any person may join us as a Member to purchase products for personal use or to build a downline sales organization.  In order to become a Member, a person may purchase a non-commissionable Member Kit which sells for $19.95.  The Member Kit includes member materials such as the policies and procedures and instructions to access the internet-based virtual business office with library access as well as how to obtain an online personalized website.  This Member Kit accounts for approximately 1.5% of our revenues.  No product purchases are required to become a Member and large inventory product purchases are discouraged.  However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales are required.

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

We are not in a position to provide the same level of direction, motivation, and oversight to our Members as we would our own employees because the Members are independent contractors residing across the nation and in many other countries.  We review alleged reports of Member misconduct or breach of contract to enforce contract compliance.  If we determine that a Member has violated any of the Member Policies or Procedures, we may elect to educate the Member regarding the contract terms or impose sanctions such as warnings, probation, suspension of privileges of Membership, withholding commissions until specified conditions are satisfied, terminate the distributor’s rights completely or other appropriate injunctive relief.   A Member may voluntarily terminate their Membership at any time.

Markets

We provide exclusive, innovative nutritional and whole food products which are natural foods and products that are eaten or consumed to achieve healthy effects in the body.  While the nutritional supplement industry consisting of individually standardized supplements, herbs and the like has been flat in recent years, the exclusive and proprietary products protected through trade secrets, proprietary processes and ingredients have experienced great growth.  In addition, the functional foods of our new Pulse Nice bars of the FoodFirst line and our organic, dark 24 Karat Chocolate is experiencing growth, as is our essential oils line of products.

We offer our products on the Internet.  We include a virtual office website with each Member Kit purchase so that Members can manage and operate their businesses successfully.  This site is password protected and exclusive to Members with access to company news, product tracking, product information, a library of company documents geared to help them with their business and a frequently asked questions page, among other things.  In addition, we offer the frequensea.com website model to our Members allowing them to obtain an immediate online presence and personal URL for their business.  Features on this website include company information, video and flash presentations, prospect management and follow-up, online registration of new Members, online product ordering, online customer service and a “contact me” function that allows anyone visiting the site to contact, via email, the Member directly.

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

Our health beverage FrequenSea is the first beverage tonic product to provide the benefits of marine phytoplankton in a proprietary health tonic with ionic sea minerals, rose, ginger and frankincense.  Other network marketing beverages compete with FrequenSea in the category of health beverages consisting of fruit juices from around the world such as mangosteen, noni, acai and other fruit or plant products.

Many of our FoodFirst products compete with “health bars” and nutritional supplements offered by many competitor companies as meal replacement products.  Our essential oils and personal care products compete with companies such as NuSkin, Neways and Young Living Essential Oils.

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

Trademarks, Patents and Intellectual Property

We have secured or are in the process of securing trademark protection for the company’s important trademarks in the United States and around the world where we are conducting business.  Trademark protection is important to brand name recognition and Member and consumer loyalty as we expand internationally.  We intend to register our important trademarks in the United States and other countries where we are growing.  A number of our products utilize proprietary formulations and processes.

We do not own any patents, but use trade secrets, confidentiality and non-disclosure agreements and proprietary processes to protect our intellectual property.  Some of our venders have secured patents or are seeking patents to continue the exclusivity for the products they supply to us.

Government Regulations

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries.  We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale direct selling activities in the United States, Japan, Canada, Singapore, New Zealand, Australia, Germany, the Netherlands and the United Kingdom.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid,” “money games,” “business opportunity” or “chain sales” schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products.  The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and “cooling-off” rights for consumers and Members, require us or our Members to register with governmental agencies, impose certain requirements on us, and/or impose various other requirements.

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

Employees

As of the date of this filing we have over 50 full time employees.  Many of these employees directly support the Member network.  Our employees are not presently covered by any collective bargaining agreement.  We believe our relationships with our employees are good, and we have not experienced any work stoppages.

ITEM 2.   DESCRIPTION OF PROPERTY

We lease office, warehouse and production space in Orem Utah.   We lease approximately 14,539 square feet of

office and production space located in Orem, Utah from C & R Fiveplex, LLC.  The lease has a term of seven years terminating on June 16, 2013.  Our base rent is approximately $8,530 and we are obligated to pay maintenance fees and other adjustments and to carry public liability and property damage insurance.  The rent will be adjusted annually by multiplying the base rent for the month immediately prior to the applicable anniversary date by one hundred three percent (103%).  The lease may be extended automatically for a five year period upon expiration of the initial seven year term.

We also lease office space for $5,784 per month which expires December 31, 2009 and we lease warehouse space for $7,500 per month and the lease expires February 28, 2010.

ITEM 3.  LEGAL PROCEEDINGS

Whole Living v. Tolman

On March 17, 2003 Whole Living filed an action for a preliminary injunction in the United States District Court, District of Utah, Central Division against Don Tolman, a former consultant and founder of Brain Garden, LLC.  The purpose of the injunction was to stop Mr. Tolman from competing against the company in violation of a non-compete agreement he signed.  On August 2, 2003 the Court granted Whole Living’s preliminary injunction against Mr. Tolman and other interested parties. On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc., doing business as Great American, the Wholefood Farmacy, in contempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430.   On March 26, 2007 we received damages of $237,196 related to this action.

On January 4, 2006 Whole Living voluntarily dismissed with prejudice Don Tolman, Amber Tolman and Tyler Tolman from the civil litigation. On March 15, 2006 Whole Living voluntarily dismissed with prejudice Thayer C. Lindauer from the civil litigation.  On March 1, 2006, Whole Living filed an Order to Show Cause why Mr. Bowen should not be held in criminal contempt for his violation of the federal court’s order.  Pursuant to a settlement entered into between Mark Bowen and Whole Living, on November 30, 2006, Whole Living dismissed its Order to Show Cause and the civil litigation was completely dismissed.

Bowen v. Whole Living

On March 16, 2006 Mark E. Bowen filed an adversary proceeding in the United States Bankruptcy Court in the Eastern District of Tennessee against Whole Living and its legal counsel.  The complaint, filed in defense of Whole Living’s Order to Show Cause in the Tolman case, sought to enjoin Whole Living for violation of the bankruptcy automatic stay.  Pursuant to a settlement between Whole Living and Mark Bowen, on December 13, 2006 Mr. Bowen dismissed his Order to Show Cause against Whole Living and its counsel.

Other Actions

We are involved in various other disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 27, 2006, our board of directors proposed that Whole Living’s articles of incorporation be amended to change the name of the corporation to “ForeverGreen Worldwide Corporation” and that Whole Living create a class of preferred stock with 10,000,000 shares authorized.  On November 1, 2006 stockholders holding 3,584,932 shares of the 6,667,779 shares of common stock outstanding, or 53.8% of the voting power of the common stock, approved the proposed corporate actions by written consent.  Accordingly, the corporate actions were approved by a majority of the issued and outstanding shares of our common stock in lieu of a special meeting of stockholders.  On November 17, 2006 Whole Living filed a Schedule 14C Information Statement disclosing this vote of our shareholders and we provided a copy of that information statement to our shareholders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the National Association of Securities Dealers’ (“NASD”) OTC Bulletin Board under the symbol “FVRG.”  Prior to December 29, 2006, our common stock traded under the symbol “WHLV.”  On February 24, 2006 Whole Living, Inc. effected a 15-to-1 reverse stock split of our outstanding common stock effective the open of business.  The following table represents the range of the high and low bid prices of our pre-split common stock for each quarter of the 2005 fiscal year and the prices of our post-split common shares for each quarter of the 2006 fiscal year as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year	Quarter Ended	High Bid	Low Bid
2005	March 31 June 30 September 30 December 31	$ 0.196 0.16 0.16 0.145	$ 0.16 0.095 0.06 0.11
2006	March 31 June 30 September 30 December 31	$ 2.80 2.35 1.95 1.84	$ 0.095 1.50 1.20 1.50

Our shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

issued by a registered investment company; or

$

excluded from the definition on the basis of price or the issuer’s net tangible assets.

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

For transactions covered by the penny stock rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 21, 2007 we had approximately 186 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

On December 29, 2006 we issued 4,240,549 common shares valued at $7,420,961 to the members of ForeverGreen International in consideration for the remaining 77% member interests of that company.  We also issued 1,000,000 common shares valued at $1,750,000 to certain ForeverGreen International members in consideration for preferred capital rights held by them.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 20, 2007 we issued an aggregate of 2,005,313 to convert debt of $4,010,626.  We issued 733,750 shares of common stock to George and Brenda Brimhall in satisfaction of promissory notes totaling $1,467,500.  We issued 1,171,563 shares of common stock to First Equity Holdings Corp. in satisfaction of notes totaling $2,343,126.  We issued 100,000 shares to Suann Adams to satisfy a promissory note of $200,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 11, 2007 we issued an aggregate of 67,500 shares to Donald R. Mayer, President of Universal Business Insurance, Inc. in consideration for director and officer liability insurance valued at $102,583.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

C

was aware that the securities had not been registered under federal securities laws;

C

acquired the securities for his/her/its own account for investment purposes of the federal securities laws;

C

understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and,

C

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

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product and ForeverGreen Compensation Plan earnings and commissions.   In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentorship and accountability to promote our residual income stream opportunities.  We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers.  As our international markets mature, additional ForeverGreen products may also be introduced in each international market.  We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash of $97,660, but had negative working capital of $3,749,213.  We have had recurring net operating losses since inception and historically we have financed our operations through revenues, sales of our common stock and debt financing.  Our independent accounting firm has expressed an opinion that these factors raise doubt as to our ability to continue as a going concern.  However, during 2006 we appointed a new management team and expanded our product line with the addition of ForeverGreen International’s product line.

For the year ended December 31, 2006, in addition to revenues of $3,491,671, we relied on proceeds from debt financing of $1,594,700 to fund our operations.  Subsequent to the end of 2006, long-term debt of $2,675,076 was converted into common stock.  Management believes the retirement of debt and the finalization of the merger with ForeverGreen International, which has been paying off principal of its long-term debt since 2005, will increase our revenues and reduce the likelihood of requiring future borrowing.  However, we cannot guarantee that we will be able to attain or maintain profitability.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

We have three building leases for office, warehouse and production space in Orem, Utah.  The aggregate monthly payments are $21,815 with total lease commitments through 2013.  Rent expense for 2006 was $122,538 compared to $228,446 for 2005.

Our total liabilities at December 31, 2006 were $6,857,041 compared to $1,971,215 at December 31, 2005.  The 2006 increased was primarily due to increases of accounts payable, accrued expenses and notes payable.  Accounts payable increased by $950,057 as a result of purchasing ForeverGreen International’s inventory, and accrual and payment for other transactions for the combined operation with ForeverGreen International.  Notes payable increased in 2006 as a result of loans provided by First Equity Holdings Corp. totaling $2,415,461, and loans from George and Brenda Brimhall that totaled $1,514,210.  ForeverGreen International had borrowed these funds from the Brimhalls through 2005 and this debt was consolidated as part of the acquisition of ForeverGreen International.  ForeverGreen International had been paying principal and interest to the Brimhalls since 2005.  In February 2007 we converted these and other notes payable of $4,010,626 by issuing an aggregate of 2,005,313 shares to the note holders (See Part I, Item 5 - “Recent Sales of Unregistered Securities,” above).

Off-balance Sheet Arrangements

None.

Critical Accounting Estimates

We account for our investments in our subsidiaries using the purchase method of accounting.  The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill.  We rely on an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  We amortize identifiable intangible assets over their useful life unless that life is determined to be indefinite.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.  Goodwill is not amortized, but is tested for impairment on an annual basis.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

For 2006 we determined that an adjustment to goodwill was required as part of the acquisition of ForeverGreen International.  We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International resulted in recognition of a loss of $53,933 for the 2006 year.

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2006, we completed an internal analysis of our combined assets and made an adjustment to the property and equipment for assets that no longer had value to the company and which were fully depreciated.  The aggregate amount of this adjustment was $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no affect on the income statement or the net value of the fixed assets or total assets as a result of this adjustment.  No adjustment to long-lived assets was made in 2005.

Results of Operations

The following discussions are based on the consolidated financial statements of ForeverGreen Worldwide.  The 2006 financial statements include consolidated financial information for our wholly-owned subsidiaries Brain Garden, Inc. and ForeverGreen International, LLC.  The 2005 financial statements include the consolidated financial information for Whole Living, Inc. and its subsidiary, Brain Garden, Inc.   The following chart summarizes our financial statements for the years ended December 31, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.  The 2005 year has been restated to reflect the 15-to-1 reverse stock split effected in February 2006.

SUMMARY COMPARISON OF 2006 AND 2005
	2006	2005
Sales	$ 3,491,671	$ 3,796,216
Cost of goods sold	2,862,792	2,648,964
Gross profit	628,879	1,147,252
Total operating expenses	1,961,505	3,092,934
Loss from operations	(1,332,626)	(1,945,682)
Other income (expense)	88,180	(90,966)
Net loss	(1,244,446)	(2,036,648)
Net loss per share	(0.19)	(0.45)

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for the year ended December 31, 2006 decreased slightly in comparison to the year ended December 31, 2005.  This decrease in sales is attributable to an initial adjustment period to the new commission plan when we adopted the ForeverGreen Compensation Plan.  Management believes the ForeverGreen Compensation Plan, leadership and expanded product line will continue to increase sales over the long term.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was 82.0% of revenues for 2006 compared to 69.8% of revenues for 2005.  The increase in the cost of sales is related to transitional costs in the move to the ForeverGreen Compensation Plan and a higher payout as a percentage of sales for the ForeverGreen Compensation Plan versus the Brain Garden Unigen plan.  Management anticipates that cost of sales will decrease to approximately 74% of revenues in the coming year.

A portion of cost of sales relates to distributor commissions paid to several levels of Members on each product sold.  Member commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members.  During 2005 the amount and recipient of the commission varied depending on the purchaser's position within the Brain Garden Unigen Plan.  The overall payout average for sales commissions under the Unigen Plan was approximately 36% to 38% of product sales.  In January 2006 Brain Garden adopted the ForeverGreen Compensation Plan and the overall payout average for sales commissions for the 2006 periods under that plan, including transitional costs, were approximately 43%.  Management expects these costs to be below 40% of sales during the next year.

Total operating expenses decreased 36.6% for 2006 compared to 2005 as a result of overall decreases in operating expenses.   Salaries and wages which include management and employees' salaries, and the support systems for the distributor network decreased due to efficiencies with the consolidation of operations with ForeverGreen

International.  Professional fees includes payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services.  These expenses decreased because of efficiencies from the consolidation of operations with ForeverGreen International and improved management efficiency.  General and administrative expenses include our general office, marketing, and travel related expenses and these expenses decreased due to the consolidation of operations, reduced travel, and improved management efficiencies.  Depreciation and amortization is related to the depreciation of our property and equipment.

At a preliminary hearing on April 2, 2003, the Court issued a temporary restraining order which expired April 10, 2003.  On May. 5, 2003 Mr. Tolman filed a counterclaim for payments he alleged were due and owing to him.  On August 2, 2003 the Court granted Whole Living’s preliminary injunction against Mr. Tolman and other interested parties.  On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc., doing business as Great America, the Wholefood Farmacy, in comtempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430 and we received damages of $237,196 on March 26, 2007.

Total other income for 2006 included a gain of $237,196 from the settlement of a lawsuit (See Item 3, above) and a $145,000 gain on the valuation of warrants granted in 2002 that remain outstanding (See Item 11, “Securities Authorized Under Equity Compensation Plans - Consulting Agreements,” below).  This income was offset by a loss on investment in ForeverGreen of $53,933, interest expense of $136,662 primarily related to loans and other expense of $103,421,   Total other expense for 2005 included interest expense of $161,096 primarily related to loans, offset by a $45,000 gain on the valuation of warrants granted in 2002 that remained outstanding.

We recorded a net loss and net loss per share for both 2006 and 2005; however, our net losses and net losses per share for 2006 were significantly reduced when compared to 2005.

The following chart summarizes our balance sheet at December 31, 2006 compared to December 31, 2005.

SUMMARY OF BALANCE SHEET INFORMATION
	Dec. 31, 2006	Dec. 31, 2005
Cash	$ 97,660	$ 26,383
Total current assets	1,823,673	433,705
Total assets	16,084,106	836,711
Total current liabilities	5,572,886	500,216
Total liabilities	6,857,041	1,971,215
Retained deficit	(17,325,896)	(16,081,452)
Total stockholders equity	$ 9,227,065	$ (1,134,505)

At December 31, 2006 our total assets increased compared to the year ended December 31, 2005, primarily due to recognizing goodwill of $12,799,081 related to ForeverGreen International and an increase in inventory of $929,266 as a result of showing all inventory for the combination with ForeverGreen International.

At December 31, 2006, total current liabilities increased when compared to December 31, 2005 partially due to increased accounts payable of $1,278,121 related to Whole Living purchasing all inventory of ForeverGreen International and the accrual and payment for other transactions for the combined operation with ForeverGreen International.  Total liabilities increased primarily as a result of loans totaling $3,929,671 that we used to fund operations and that were acquired as part of the ForeverGreen International acquisition.

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

$

Our ability to encourage our Members to sponsor new Members and increase their own personal sales;

$

Our ability to promote our product lines with our Members and customers;

$

Our ability to develop successful new exclusive product lines;

$

Our ability to obtain essential oil raw materials for some of our products;

$

Effects of future regulatory changes in the area of direct marketing, if any;

$

Our ability to remain competitive in our domestic and international markets; and

$

Our ability to decrease shipping time and expense.

In addition, we have entered into agreements with Members and suppliers located in Australia, Canada, Japan, New Zealand, Singapore, Germany, the Netherlands and the United Kingdom.  We may establish similar arrangements in other countries in the future.  As a result, our future revenues may be affected by the economies of these countries.  Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

ITEM 7.  FINANCIAL STATEMENTS

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

C O N T E N T S

Report of Independent Registered Public Accounting Firm

19

Consolidated Balance Sheet

20

Consolidated Statements of Operations

22

Consolidated Statements of Stockholders’ Equity

23

Consolidated Statements of Cash Flows

24

Notes to the Consolidated Financial Statements

25

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner Shauna S. Howe, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone:  (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ForeverGreen Worldwide Corporation

(formerly Whole Living, Inc.)

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation (formerly Whole Living, Inc.) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeverGreen Worldwide Corporation (formerly Whole Living, Inc.) as of December 31, 2006 and the consolidated results of its operations and cash flows for the years ended December 31, 2006 and  2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10, the Company has negative working capital, negative cash flows from operations and recurring operating losses since inception which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 10, 2007

Member of AICPA, UACPA & Registered with PCAOB

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.

Consolidated Balance Sheets

ASSETS
December 31, 2006
CURRENT ASSETS

Cash and cash equivalents	$ 97,660
Other receivable	237,196
Prepaid expenses	153,128
Inventory	1,335,689

Total Current Assets	1,823,673

PROPERTY AND EQUIPMENT, net	496,986

OTHER ASSETS

Deposits and other assets	103,216
Intangible assets - trademarks	5,250
Goodwill	12,799,081
Customer base	855,900

Total Other Assets	13,763,447

TOTAL ASSETS	$ 16,084,106

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.

Consolidated Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,
2006
CURRENT LIABILITIES

Accounts payable	$ 1,432,593
Accrued expenses	1,463,878
Derivative	-
Current portion of long-term debt	1,339
Current portion of long-term debt - related parties	2,675,076

Total Current Liabilities	5,572,886

LONG-TERM DEBT

Notes payable - related parties	3,929,671
Notes payable	30,899
Less current portion	(1,339)
Less current portion - related parties	(2,675,076)

Total Long-Term Debt	1,284,155

Total Liabilities	6,857,041

STOCKHOLDERS' EQUITY

Preferred stock; no stated par value; authorized
10,000,000 shares; no shares issued or outstanding	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 11,908,328 shares issued and outstanding	11,909
Additional paid-in capital	26,541,052
Prepaid equity expense	-
Accumulated deficit	(17,325,896)

Total Stockholders' Equity	9,227,065

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,084,106

The accompanying notes are an integral part of these consolidated financials statements

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Statements of Operations

	For the years ended
	December 31,
	2006	2005

REVENUES	$ 3,491,671	$ 3,796,216

COST OF SALES	2,862,792	2,648,964

GROSS PROFIT	628,879	1,147,252

OPERATING EXPENSES
Salaries and wages	1,006,065	1,289,151
Professional fees	483,948	587,613
General and administrative	335,659	704,597
Depreciation and amortization	135,833	511,573

Total Operating Expenses	1,961,505	3,092,934

NET OPERATING LOSS	(1,332,626)	(1,945,682)

OTHER INCOME (EXPENSE)
Other income and (expense), net	(103,421)	24,754
Loss on ForeverGreen investment	(53,933)	-
Change in fair value of derivative liability	145,000	45,000
Gain on lawsuit	237,196	-
Interest expense	(136,662)	(160,720)

Total Other Income (Expense)	88,180	(90,966)

Income (loss) from continuing operations before
income tax provision	(1,244,446)	(2,036,648)

Income Tax Provision (Benefit)	-	-

NET INCOME (LOSS)	$ (1,244,446)	$ (2,036,648)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.19)	$ (0.45)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,568,788	4,508,494

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Statements of Stockholders' Deficit
For the period January 1, 2005 through December 31, 2006

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Expenses

Balance, January 1, 2005	-	$ -	4,438,956	$ 4,439	$ 3,784,902	$ (14,044,802)	$ (90,567)

Shares issued for notes payable and
accrued interest at $1.33 per share	-	-	659,990	660	881,086	-	-

Shares issued for services at $1.34 per share	-	-	203,333	203	271,450	-	-

Shares issued for prepaid expenses at $1.19 per share	-	-	48,833	49	57,961	-	(57,961)

Amortization of prepaid expenses	-	-	-	-	-	-	95,458

Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,036,648)	-

Balance, January 1, 2006	-	-	5,351,112	5,351	14,995,399	(16,081,450)	(53,070)

Shares issued for services at $1.80 per share	-	-	50,000	50	101,200	-	-

Shares issued for 23% investment in ForeverGreen
International, LLC at $1.80per share	-	-	1,266,667	1,267	2,278,733	-	-

Shares issued for remaining 77% investment in
ForeverGreen International, LLC at $1.75 per share	-	-	5,240,549	5,241	9,165,720	-	-

Amortization of prepaid expenses	-	-	-	-	-	-	53,070

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,244,446)	-

Balance, December 31, 2006	-	$ -	11,908,328	$ 11,909	$ 26,541,052	$ (17,325,896)	$ -

The accompanying notes are an integral part of these consolidated financials statements.

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Statements of Cash Flows

	For the years ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,244,446)	$ (2,036,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	135,833	511,573
Common stock issued for services rendered	101,250	274,500
Change in fair value of derivative liability	(145,000)	(45,000)
Loss on investment in ForeverGreen	53,933	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Accounts receivable	-	23,967
Other receivable	(236,297)	-
Prepaid expenses	17,211	7,664
Deposits	20,540	-
Inventory	(919,885)	110,152
Increase (decrease) in operating liabilities
Contingent liabilities	-	(286,390)
Accounts payable and accrued expenses	1,502,244	(585,004)

Net Cash Used in Operating Activities	(714,617)	(2,025,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from investment in ForeverGreen
International, LLC	27,739	-
Purchases of property and equipment	(65,288)	(309)

Net Cash Used in Investing Activities	(37,549)	(309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(94,711)
Proceeds from notes payable	-	493,000
Proceeds from notes payable - related parties	1,594,700	1,664,614
Payments on notes payable - related parties	(771,257)	(11,000)

Net Cash Provided by Financing Activities	823,443	2,051,903

NET INCREASE (DECREASE) IN CASH	71,277	26,383

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,383	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 97,660	$ 26,383

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$ 137,541	$ 158,460
Cash Paid for Taxes	$ -	$ -
NON-CASH FINANCING ACTIVITIES
Common Stock Issued for Services Rendered	$ 101,250	$ 274,500

The accompanying notes are an integral part of these consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The Company was incorporated on November 25, 1998 in the state of Utah.  On November 30, 1998, Whole Living, Inc. acquired the assets, leases, product line and name of Brain Garden, L.L.C., a Utah limited liability company engaged in the marketing and distribution of various natural food products, oils and bath salts.  The Company did business under the name of Brain Garden, and maintained its headquarters in Provo, Utah.

On November 30, 1998, the Company acquired many of the assets, lease obligations and much of the product line of Brain Garden.  The acquisition was recorded using the purchase method of a business combination.  Intangible assets such as distributor down lines, customer lists and product name identifications were recorded in the acquisition in the amount of $43,294 and were amortized over 60 months.  The Company paid $283,800 for the purchase of Brain Garden assets, and assumed leases in the amount of $14,500.  The Company also assumed an operating lease for office space which expired during 1999.

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

On January 13, 2006 the Company entered into an agreement whereby it exchanged 19,000,000 shares of its pre-reverse split common stock for a 23% interest in ForeverGreen International, LLC. a privately held company.  This acquisition is accounted for on the equity method of accounting.  As part of this reorganization the officers and directors of the Company resigned and officers of ForeverGreen International were appointed as officers of the Company.

ForeverGreen International, LLC was organized on February 19, 2003 in the state of Utah.  The Company engages in the marketing and distribution of chocolate and various natural food products, oils and bath salts.  In August 2005 the Company introduced FrequenSea, a nutritional beverage which includes marine phytoplankton, which helped the Company to increase sales dramatically.  ForeverGreen International, LLC does

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

business under the name of ForeverGreen International, and maintains its headquarters in Orem, Utah.

In conjunction with the January 13, 2006 acquisition the Board of Directors of the Company approved a 15:1 reverse split of its common shares, which was subsequently completed in February, 2006.

The companies operated under common management to distribute the products of both companies jointly as though from one company. The combined operation subsequently combined their product lines and created a new unified catalog.

On October 15, 2006, Whole Living, Inc. entered into an agreement to Purchase the remaining 77% interest of ForeverGreen International, LLC and to formally merge with Brain Garden Inc., a wholly owned subsidiary of Whole Living, Inc., to become effective December 31, 2006.  They announced they would change the combined company name to ForeverGreen Worldwide Corporation.  The combined company sells products in the United States, Canada, Australia, New Zealand, Singapore, Japan, United Kingdom, the Netherlands, and Germany and currently has plans to expand into other areas of the world.   Whole Living, Inc. changed its name to ForeverGreen Worldwide Corporation (the Company) in December 2006.

b. Recognition of Revenue

Revenues and costs of revenues from services are recognized during the period in which the services are provided.  The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company’s source of revenue is from the sale of various food and other natural products.  The Company recognizes the sale upon shipment of such goods.  The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product.  The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor.  Returns are approximately 0.2% of sales for both periods presented.  Revenues are reported net of returns.  All conditions of FASB 48 are met and the revenue is recorded upon sale, with an estimated accrual for returns where material.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

Members are required to pay for products prior to shipment. Accordingly, we seldom carry accounts receivable and any balances carried would be minimal. Distributors typically pay for products in cash, by wire transfer or by credit card.

c. Principles of Consolidation

The December 31, 2006 consolidated balance sheet includes the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries ForeverGreen International LLC (Utah) and Brain Garden.  All intercompany transactions and balances have been eliminated in the consolidation.  The 2006 statement of operations and the December 31, 2005 financial statements include the books of Whole Living, Inc. and its wholly owned subsidiary Brain Garden.   The statement of operations also contains the effects of the 23% ownership of ForeverGreen International, LLC.

d. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	December 31,
	2006	2005
Income (Loss) Numerator	$ (1,244,446)	$ (2,036,648)
Shares (Denominator)	6,568,788	4,508,494
Per Share Amount	$ (0.19)	$ (0.45)

There are no reconciling items to net income for the computation of earnings per share at December 31, 2006 and 2005.  There are 100,000 warrants outstanding as of December 31, 2006 and 2005 that were considered but were not included in computing diluted earnings per share calculation because their effects are anti-dilutive.

e. Provision for Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $16,000,000 as of December 31, 2006 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

e. Provision for Income Taxes (continued)

Deferred tax asset and the valuation account is as follows:

	December 31
	2006	2005
Deferred tax asset
NOL Carryforward	$ 6,010,000	$ 5,440,000
Valuation allowances	(6,010,00)	(5,440,000)
Total	$ -	$ -

The components of income tax expense are as follows:

Current Federal Tax	$ -	$ -
Current State Tax	-	-
Charge in NOL benefit	570,000	748,000
Change in valuation allowance	(570,000)	(748,000)
	$ -	$ -

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

life of the improvements.  Depreciation expense for the period ended December 31, 2006 and 2005 is $135,833 and $511,573, respectively.

In accordance with Financial Accounting Standards Board Statement (FASB) No.144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.   At December 31, 2006, the company did an analysis of the combined assets and made an adjustment to the property and equipment for assets that no-longer had value to the corporation and which were fully depreciated.  The aggregate amount of this adjustment is $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no affect on the income statement or the net value of the fixed assets or total assets as a result of this adjustment.  No adjustment to long term assets was made in 2005.

h. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.  Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives.  Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate.  The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products.  On December 31, 2006 and 2005 there was an allowance for obsolete inventory in the amount of $41,354 and $0 respectively.

i. Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

j. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes.  In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates actual results could differ from those estimates.

k. Stock Options and Warrants

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004),  “Share-Based Payment” ("SFAS 123(R)") which establishes standards for the accounting for

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

l. Derivatives

Warrants issued that are potentially settled with free trading common stock are accounted for according to EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Derivative liabilities are adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and are reassessed to determine whether the warrants should be classified as a liability or equity.  The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in the Company’s stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in the Company’s stock price.  The company recognized a gain on the change in fair value of derivative liabilities of $145,000 and $45,000 in the years ended December 31, 2006 and 2005 respectively.

m. Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well-known, quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 each.  The amounts held for the Company occasionally exceed that amount.

The company has an agreement with one vendor that supplies 100% of a significant ingredient that is included in several top selling products.  It could decrease sales significantly if that vendor were to discontinue the supply of this ingredient.     There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

m. Equity Instruments

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  The Company recognized $101,250 and $329,663 for the periods ended December 31, 2006 and 2005 respectively.

n. Intangible Assets

Intangible assets consist of patent and trademark costs.  Patent costs are costs incurred to develop and file patent applications.  Trademark costs are costs incurred to develop and file trademark applications.  If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks.  There was no amortization expense for the years ended December 31, 2006 and 2005.  Unsuccessful patent and trademark application costs are expensed at the time the application is denied.  Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review.  In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows.  The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Property and equipment consists of the following at December 31:

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

Leasehold improvements Office furniture & fixtures Equipment Vehicles Computer equipment Computer software Accumulated depreciation Total Property & Equipment	$ 67,267 169,629 420,751 61,341 380,115 235,053 1,334,156 (837,168) $ 496,986

Depreciation expense for the years ended December 31, 2006 was $135,833 and $511,573, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006:

Distributor liabilities Payroll liabilities Insurance Payable Accrued Bank Charges Accrued Interest Accrued Audit Fees Other accrued liabilities Total Accrued Expense	$ 970,594 148,387 96,996 38,639 92,035 36,000 81,227 $ 1,463,878

NOTE 4 - LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2006:

Note payable to a shareholder of the Company, bearing interest at 12%, principal due upon maturity, matures February, 2007, secured by inventory, equipment and accounts receivable	$ 2,415,461
Note payable bearing interest at 12%, principal due upon maturity, matures February, 2007, secured by inventory, equipment and accounts receivable	30,899
Notes payable to a shareholder of the Company, bearing interest at 12%, principal due upon maturity, matures February 2006, secured by inventory, equipment and accounts receivable	1,514,210
Total long term liabilities	3,960,570

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

Less current portion of: Notes payable Notes payable - related party	1,339 2,675,076
Total current portion	$ 2,676,415
Net Long-Term Liabilities	$ 1,284,155

Accrued interest for the periods ended December 31, 2006 and 2005 were $92,035 and $24,906 respectively.

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2006:

2007 2008 2009 2010 2011 Thereafter	$ 2,676,415 478,806 429,037 351,424 1,806 23,082
Total notes payable and notes payable-related party	$ 3,960,570

NOTE 5 – OPERATING LEASES

The Company has three building leases for office, warehouse and production space in Orem, Utah.  The office lease for $5,784 per month began January 1, 2005 and expires December 31, 2009 with provisions for an automatic 5 year extension.  The warehouse lease for $7,500 per month began March 1, 2005 and expires February 28, 2010 with provisions for an automatic 5 year extension.  The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic 5 year extension.   All leases have a provision for an annual increase of 3%.   The buildings the Company leases are sufficiently large enough to accommodate all of its administrative and warehouse and production needs.

The Company continued to lease the warehouse portion of the Brain Garden manufacturing space on a month to month basis through August 2006.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

Total Lease Commitments:

2007	275,146
2008	283,400
2009	291,902
2010	133,251
2011	119,859

Rent expense for operating leases for December 31, 2006 and 2005 was $122,538 and

$228,446, respectively.

NOTE 6 – BUSINESS COMBINATIONS

On January 13, 2006 the Company entered into an agreement with a ForeverGreen International LLC whereby the Company exchanged 19,000,000 pre split shares of its common stock for a 23% interest in ForeverGreen International, LLC a privately held company.  This acquisition is accounted for on the equity method of accounting.  As part of this reorganization the officers and directors of Whole Living Inc. resigned and officers of the Company were appointed as officers of the Whole Living Inc.

In conjunction with this acquisition the Board of Directors of the Company approved a 15:1 reverse split of its common shares, which was subsequently completed in February, 2006.  The Company and ForeverGreen International LLC blended their product lines and introduced a new product catalogue.

To move forward toward the integration of the companies, the Company entered into a letter of intent on October 27, 2006 to acquire the remaining 77% equity interest of ForeverGreen International LLC for 4,240,549 post split restricted shares of Whole Living Common Stock.  A value of $1.75 was used for the fair market value of the shares for a purchase price of $7,420,961.  Whole Living was also to acquire 100% of ForeverGreen’s preferred capital rights through the exchange of 1,000,000 post split restricted shares of Whole Living common stock to persons who hold those rights.  A value of $1.75 was used for the fair market value of the shares for a total of $1,750,000 for this issuance. On December 14, 2006 in conjunction with this agreement the Company agreed to file a certificate of amendment to the Whole Living articles of incorporation to change the corporation’s name to “ForeverGreen Worldwide Corporation,” and the customary notification of the name change was provided to NASDAQ and it effected a change of the Whole Living trading symbol on the OTC Bulletin Board to “FVRG” at the open of business on December 29, 2006.  The Company agreed to file a certificate of amendment to their articles of incorporation to establish a preferred class of stock with 10,000,000 shares authorized.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is based upon management's best estimate of the relative fair values of the identifiable assets acquired and liabilities assumed.

Net assets acquired: Assets Acquired Goodwill	$ 447,185 12,799,081
Net assets acquired	13,246,266
Net liabilities assumed: Accounts payable and accrued expenses Notes payable	$ 1,160,029 1,545,109
Net liabilities assumed	$ 2,705,138
Consideration paid	$ 9,170,961

Select financial information for ForeverGreen International LLC for the periods ended December 2006 and 2005 is as follows:

	December 31, 2006 2005
Revenues	$ 17,352,781	$ 6,542,200
Cost of sales	13,073,498	4,842,877
Salary and wages	2,428,541	895,528
General and administration	1,216,049	774,123
Professional	732,510	203,320
Other income (expense)	(136,674)	(203,320)
Net income (loss)	$ (234,491)	$ (466,625)

Below is select data for the combined results of ForeverGreen Worldwide Corporation and the newly acquired ForeverGreen International LLC as if they had been together for the periods ended December 31, 2006 and 2005:

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

	December 31, 2006 2005
Revenues	$ 20,844,452	$ 10,338,890
Cost of sales	15,936,290	7,440,266
Salary and wages	3,423,356	2,184,679
General and administration	1,687,541	2,012,858
Professional	979,262	790,933
Other income (expense)	(285,690)	(413,452)
Net income (loss)	$ (1,467,687)	$ (2,503,298)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During 2002, two individuals filed a complaint in the Third Judicial District Court, in and for Salt Lake County, State of Utah, Sandy Dept, against the Company seeking payment of debts allegedly incurred for and on the behalf of the Company while they were acting as officers and directors of the Company.  After the Company answered the complaint, a settlement was reached with one of the individuals and his claim was dismissed.  In March 2003, the other individual filed a motion to amend the complaint to add a new cause of action.  The individual’s original claim was for the repayment of amounts allegedly paid on his American Express account on behalf of the Company.  The new complaint repeats this claim and alleges that monies due for a copy machine lease guaranteed by the individual have not been paid by the Company.  Through counsel, the individual has demanded payment for these lease payments.  The Company has filed several counterclaims against the individual which have advanced in this litigation and will continue to advance.  However, any monies legitimately due and owed based on the copier lease will be paid by the Company.  As of December 31, 2004, there are ongoing settlement negotiations regarding this claim.  As of December 31, 2004, a potential loss from the settlement is estimated not to exceed $13,000.  The Company has recognized a contingent liability of $13,000 as of December 31, 2004.  This liability was settled in 2005.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

On May 5, 2003, Mr. Tolman filed a counterclaim complaint against the Company in which he sought damages for payments he alleged were due and owing to him and not paid by the Company.  On August 2, 2003, the Court granted the Company a preliminary injunction against Mr. Tolman and other interested parties.  On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc. doing business as Great American and Wholefood Farmacy, in contempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430.  During February 2007 the company was informed by the Bankruptcy court that they were to receive a payment in the settlement of approximately $237,196.  This was considered a material Type 1 subsequent event and was recorded in the company books at December 31, 2006. The Company received the funds in March 2007.

On January 28, 2003, Dave Nicolson (“Nicolson”) filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against the Company and Vestrio, Inc. a former wholly owned subsidiary of the Company.  The claim is based upon an agreement entered into by and between the Company, Vestrio, Inc. and Nicolson under the terms of which the Company and Vestrio, Inc. agreed to pay $250,000 for the release of claims he allegedly held against Vestrio, Inc.  Nicolson claims that after the first payment of $50,000 was made, the defendants failed to pay the additional amounts as they came due.

A bench trial was conducted on March 28, 29 and 30, 2005.  Following the submission of evidence and legal argument, the Court ruled in Mr. Nicolson’s favor granting him judgment against the Company in the principal amount of $250,000, plus accrued prejudgment interest.  For the year ended December 31, 2004, the Company has recognized a contingent liability of $250,000 for the probable settlement of the lawsuit.

This liability was settled for $253,150 and was paid during 2005.

On April 3, 2003 Evan Richards (“Richards”) filed a complaint in the Fourth Judicial District Court, Utah County, State of Utah against the Company and numerous additional parties.

The claim is based upon alleged vicarious liability of the Company for claims advanced by Richards against the Company’s former subsidiary, Vestrio, Inc.  Richards claims that Vestrio, Inc. entered into an oral contract with him for the performance of services and thereafter breached that contract.

The Company had filed a motion to dismiss Richards’ complaint against it.  That motion had been stayed pending preliminary discovery in this action.  Preliminary discovery took place in 2005 and Richards subsequently withdrew his complaint.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 8 – STOCKHOLDERS’ EQUITY

During January 2006, the Company issued 50,000 post split shares of common stock to certain employees of the Company for services rendered on behalf of the Company.  Accordingly, the shares were valued at the fair market price on the date of issuance.  The Company recognized $101,250 in expense in the statement of operations, with offset accounting entries to common stock and additional paid-in-capital for $50 and $101,200 respectively.   On January 13, 2006 the Board of Directors approved a 15:1 reverse split of its common shares, which was subsequently completed in February 2006.   Throughout the notes to the financial statements all stock transactions have been retroactively restated to reflect the reverse split.

NOTE 9 – ALLOCATION OF PURCHASE CONSIDERATION IN BUSINESS COMBINATIONS

The Company accounts for its investments in its subsidiaries using the equity method of accounting.  The excess of the consideration paid or subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill.  The Company purchased a 23% share of ForeverGreen International LLC, by issuing 1,266,667 post split shares of common stock at $1.80 per share for a value of $2,280,000.  The Company subsequently purchased the remaining 77% of ForeverGreen International LLC, by issuing 5,240,549 post split shares at $1.75 per share for a value of $9,170,961.   The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with SFAS 142, goodwill is not amortized and is tested for impairment on an annual basis.   Because the transaction was completed on December 31, 2006, the Company has not performed an impairment analysis of either asset but will do so on a quarterly basis going forward.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital, negative cash flows from operations, and recurring net operating losses since inception and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.    Management will also continue to scrutinize expenses related to operating activities and order fulfillment.  In addition in January, 2006, the Company entered into an agreement whereby it exchanged shares for ownership of ForeverGreen International and called for a new management team to take over the Company.  Subsequently it has blended the Company’s product line with that of ForeverGreen and introduced a new catalogue.   On December 31, 2006 the company completed the transaction to purchase the remaining shares in ForeverGreen International, LLC.   This combination will bring in substantial increases in revenues.  Had the two companies been combined for the entire year ended 2006, revenues would have been increased by $17,352,781 for a total of $20,844,452. (See Note 1:a on Organization and Note 6 Business Combinations for further discussions of this matter).

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2006 and 2005, First Equity Holdings Corp., a shareholder, loaned the Company $1,541,920 and $1,841,985, respectively.  The balance payable to First Equity Holdings Corp. at December 31, 2006 and 2005 was $2,415,461 and $820,761, respectively.  This note had accrued interest at a rate of 12% in the amount of $92,035 and $12,322 for the periods ended December 31, 2006 and 2005. December 31, 2006 notes payable to a shareholder was acquired in the amount of $1,514,210 carrying a 10% rate of interest as a part of the ForeverGreen International LLC acquisition. Loans converted to common stock during the years ended December 31, 2006 and 2005 were $0 and $881,746, respectively.

NOTE 12 - EMPLOYEE STOCK OPTIONS

The following table summarizes the information regarding employee stock options at December 31, 2006:

Options outstanding at January 1, 2005	93,333
Granted	-
Exercised	-
Forfeited	(93,333)
Balance, December 31, 2005	-
Granted	-
Exercised	-
Forfeited	-
Balance, December 31, 2005	-

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 13 - WARRANTS

The following tables summarize the information regarding warrants at December 31, 2006 and 2005.

Warrants outstanding at January 1, 2005	100,000
Granted	-
Exercised	-
Forfeited	-
Balance, December 31, 2005	100,000
Granted	-
Exercised	-
Forfeited	-
Balance, December 31, 2006	100,000

Exercise Price	Number of Warrants Outstanding at December 31, 2006	Average Remaining Contractual Life (Years)	Average Exercise Price
$ 3.75 $ 7.50	66,667 33,333	.3 .5	$ 3.75 $ 7.50

As of December 31, 2006 and 2005, pursuant to EITF 00-19, the Company has recognized  gains on the change in valuation of derivatives of $145,000 and $45,000, respectively.

NOTE 14 – INVENTORY

Inventories for December 31, 2006 were classified as follows:

Raw Materials Finished Goods Total Inventory Less Reserve for Obsolete Inventory Total Inventory	$ 438,070 938,973 1,377,043 41,354 $ 1,335,689

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 15 – SUBSEQUENT EVENTS

On February 23, 2007 ForeverGreen Worldwide Corporation issued an aggregate of 2,005,313 shares of restricted common stock to convert outstanding debt of $4,010,626. ForeverGreen Worldwide Corporation issued 733,750 shares to satisfy a promissory note totaling $1,467,500 held by a related party.  They also issued 1,171,563 shares to First Equity Holdings Corp. in consideration for a promissory note totaling $2,343,126.  And they issued 100,000 shares to an individual in consideration for debt totaling $200,000.

On March 26, 2007,  the company received $237,196 of net proceeds from the resolution of 2003 lawsuit with WholeFood Farmacy.   This has been recorded in the 2006 year as other income.

Two Employees revised their ForeverGreen International LLC employment agreements to eliminate a contingency that under certain circumstances would have paid them a percentage of sales in exchange for a change in salary compensation.

NOTE 16 - NEW TECHNICAL PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS"

In February 2006, the FASB issued SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements because we have no applicable financial instruments.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

SFAS NO. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS"

In March 2006, the FASB issued SFAS NO. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its consolidated financial statements.

SFAS NO. 157, "FAIR VALUE MEASUREMENTS"

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

SFAS NO. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS"

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R."  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006.  The Company does not expect that the adoption of SFAS No. 158 will have a material effect on the Company's financial condition, results of operations, or cash flows because the Company has no defined benefits plans.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with our independent registered public accounting firm for the past two fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective.

They also determined that there has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Ronald Williams	45	Chairman of the Board, President and CEO	From January 2006 until our next annual meeting
Robert Reitz	36	Director, Treasurer, CFO, and Senior Vice-president of Finance	From January 2006 until our next annual meeting
Chris Patterson	40	Secretary, COO and General Counsel
Brenda Huang	32	Director and Senior Vice-president of Marketing	From January 2006 until our next annual meeting
Kevin Howard	51	Director	From May 2006 until our next annual meeting

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

Robert Reitz - Mr. Reitz was appointed Secretary/Treasurer and CFO in January 2006.  From August 2003 to March 3, 2006 he served as Vice-president of Finance for ForeverGreen International, LLC.  From May 2003 to December 2003 he was employed as a Controller for Destiny Worldwide, Inc.  From May 2001 until January 2003 he was an Oracle Asia Business Analyst for Morinda Inc./Tahitian Noni International where he was the lead Oracle analyst for all accounting issues in Asia.  He started in the network marketing industry in 1997 with Enrich International.  He lived in and opened the Enrich Japan territory while working with Enrich throughout Asia, Europe and the Americas.  Mr. Reitz is fluent in Japanese.  He developed a broad understanding of network marketing in the areas of finance, accounting, commissions, payroll, reporting, IT and human resources.  Mr. Reitz has an MBA from New York University Leonard N. Stern School of Business.

Chris Patterson - Mr. Patterson was appointed as our Secretary on April 3, 2007 and since March 2007 he has served as our Chief Operating Officer.  From January 2006 to the present he has also been employed as our General Counsel.   He has over ten years experience as an attorney in the health and wellness industry.  Prior to joining ForeverGreen Worldwide he served as President and CEO for Zija International from August 2005 to December 2005, and he was General Counsel for that company from November 2004 to December 2005.  From January 2003 to April 2004 he served a tour of duty in Iraq with the national guard and from August 1996 to November 2004 he was Associate General Counsel for Enrich International and Unicity Network.  Mr. Patterson holds a B.A. from the University of Utah in Political Science along with a Certificate in International Relations.  He received his Juris Doctorate from Washburn University in Topeka, Kansas and he is a member of both the Utah and Kansas state bar associations.

Brenda Huang -  From July 2003 to the present she was employed as the Vice-president of Marketing for ForeverGreen International, Inc.  From July 2000 to July 2003 she was the Director of Global Expansion for Destiny Worldwide, Inc.  Ms. Huang’s marketing experience began while managing Asian operations growth in Taiwan for Morinda, Inc.  After her success in Taiwan, Brenda accepted an offer to facilitate growth of Morinda in Hong Kong, China.  She is experienced in creating business presentations for a variety of countries and languages.  She is fluent in Mandarin Chinese, Japanese, Cantonese, Taiwanese and English.  For the past nine years, she has worked directly with distributors in the capacities of General Manager, Sales and Marketing Manager, Customer Service and Operations Manager.

Kevin Howard -   Mr. Howard is a practicing attorney at the law firm of Howard Phillips & Andersen located in Salt Lake City, Utah.  He has been a practicing attorney for over 20 years.  He also has business experience as an owner and manager of several commercial businesses and has served on the board of directors for privately held companies.  He holds a Juris Doctor from the J. Reuben Clark School of Law of Brigham Young University.

Audit Committee

We do not currently have an audit committee, accordingly, we do not have an audit committee financial expert serving on an audit committee.  Management has determined that it is appropriate for the company to have an audit committee with an audit committee financial expert and intends to establish an audit committee in 2007.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe Robert Reitz and Ronald Williams each filed late one Form 4 related to one transaction.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald Williams CEO	2006	$ 102,500	$ 547,002 (1)	$ 649,502
Robert Reitz CFO	2006	105,667	0	105,667
Brenda Huang VP Marketing	2006	$ 105,667	$ 0	$ 105,667

 (1)

Represents $222,747 from commissions earned through the ForeverGreen Compensation Plan and $324,255 from royalties on product sales.

We have not entered into any employment contracts with the above named executive officers.

Retirement Benefits or Other Arrangements

We do not offer a retirement benefit plan to our executive officer, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2006.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect during the year ended December 31, 2006, but this chart includes an individual compensation arrangement.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0	0
Equity compensation plans not approved by security holders	1,500,000	0.33	0
Total	1,500,000	$ 0.33	0

Consulting Agreement

On April 30, 2002 we granted to Summit Resource Group, Inc. warrants to purchase 1,500,000 (100,000 post-split) common shares in consideration for one year of investor relations consulting services valued at approximately $325,000.  The consulting services related to “investor relations” dealings with NASD broker/dealers and the investing public.  The exercise prices of the warrants were 1,000,000 shares at $0.25, which vested immediately; and 500,000 shares at $0.50 that vested July 31, 2002.  All of the warrants expire April 30, 2007 and include piggy back registration rights.

Beneficial Owners

The following table sets forth the beneficial ownership of our management and any person or group who beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 13,981,141 shares of common stock outstanding as of March 21, 2007.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
George H. Brimhall 9445 Metro Parkway East Phoenix, AZ 85051	3,730,625 (1)	26.7
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,525,185 (2)	10.9

(1)

Represents 1,824,660 shares held by Mr. Brimhall and his spouse and 1,905,965 shares held by GBB Trust.

(2)

Represents 1,171,563 shares held by First Equity Holdings Corp. and 353,622 held by an officer of that company.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Ronald Williams 972 North 1430 West Orem, UT 85057	2,139,395	15.3
Robert Reitz 972 North 1430 West Orem, UT 85057	121,739	Less than 1%
Brenda Huang 972 North 1430 West Orem, UT 85057	121,739	Less than 1%
Kevin Howard 198 North Woodhill Lane North Salt Lake City, UT 84054	137,666	1.0
All executive officers and directors as a group	2,520,539	18.0

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND INDEPENDENT DIRECTORS

Related Transactions

The following information summarizes transactions we have either engaged in during the last fiscal year, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Our current directors and officers were members of ForeverGreen International LLC.  Each received shares of our common stock in exchange for their member interests in ForeverGreen International in the partial acquisition in January 2006 and the second partial acquisition in December 2006.  In January each was appointed as a director and officer of ForeverGreen Worldwide, formerly Whole Living, Inc.

$

Ronald Williams was appointed as a director and President and received 1,066,667 shares in the first exchange and 1,139,395 in the second exchange;

$

Robert Reitz was appointed as a director and CFO and he received 66,667 shares in the first exchange and 55,072 in the second exchange;

$

Brenda Huang was appointed as a director and received 66,667 shares in the first exchange and 55,072 in the second exchange.

Director Independence

We believe Kevin A. Howard is an independent director as defined under NASD Rule 4200(a)(15).

ITEM 13.  EXHIBITS

No.

Description

2.1

Agreement of Share Exchange between Whole Living and ForeverGreen International, LLC, dated December 14, 2006 (Incorporated by reference to exhibit 2.1 for Form 8-K, as amended, filed December 18, 2006)

3.1

Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)

3.2

Bylaws, as revised  (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)

10.1

Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)

10.2

Member Interest Purchase Agreement between Whole Living and ForeverGreen International, LLC, dated January 13, 2006 (Incorporated by reference to exhibit 10.1 for Form 8-K, as amended, filed January 13, 2006)

10.3

Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)

21.1

Subsidiaries of ForeverGreen

31.1

Chief Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson, LC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2005	2006
Audit fees	$ 24,541	$ 49,029
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

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

Date: April 10, 2007	ForeverGreen Worldwide Corporation By: /s/ Ronald K. Williams Ronald K. Williams, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 10, 2007	/s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer
Date: April 10, 2007	/s/ Robert Reitz Robert Reitz Chief Financial Officer, Treasurer and Director
Date: April 10, 2007	/s/ Brenda Huang Brenda Huang Director
Date: April 10, 2007	/s/ Kevin Howard Kevin Howard Director