Form 10QSB
period 2007-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2007-05-17
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Yes  [  ]   No [X]

As of April 25, 2007, ForeverGreen Worldwide Corporation had a total of 13,904,014 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

11

Item 3. Controls and Procedures

15

PART II: OTHER INFORMATION

Item 6.  Exhibits

16

Signatures

16

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2007 and  2006, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.
Consolidated Balance Sheets

ASSETS

March 31, 2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$ 277,692
Prepaid expenses	120,710
Inventory	1,126,709

Total Current Assets	1,525,111

PROPERTY AND EQUIPMENT, net	498,926

OTHER ASSETS

Deposits and other assets	107,732
Investments in trademarks, net of amortization	31,277
Goodwill	12,799,081
Customer base, net of amortization	834,503

Total Other Assets	13,772,593

TOTAL ASSETS	$ 15,796,630

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.

Consolidated Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

March 31, 2007
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$ 1,202,340
Accrued expenses	950,962
Other accrued liabilities	278,104
Current portion of long-term debt	1,339

Total Current Liabilities	2,432,745

LONG-TERM DEBT

Notes payable	29,052

Total Long-Term Debt	29,052

Total Liabilities	2,461,797

STOCKHOLDERS' EQUITY

Preferred stock; no stated par value;
authorized 10,000,000 shares;
no shares issued or outstanding	-
Common stock, par value $0.001 per share;
authorized 100,000,000 shares;
13,904,014 shares issued and outstanding	13,904
Additional paid-in capital	30,652,057
Prepaid equity expense	(46,646)
Other Comprehensive Income	20,766
Accumulated deficit	(17,305,248)

Total Stockholders' Equity	13,334,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,796,630

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Consolidated Statements of Operations

	For the three months ended
	March 31,
	2007	2006

REVENUES	$ 5,805,339	$ 1,029,949

COST OF SALES	3,961,754	704,785

GROSS PROFIT	1,843,585	325,164

OPERATING EXPENSES
Salaries and wages	952,169	437,124
Professional fees	167,734	156,433
General and administrative	617,314	260,173
Depreciation and amortization	72,888	52,103
Total Operating Expenses	1,810,105	905,833

NET OPERATING GAIN (LOSS)	33,480	(580,669)

OTHER INCOME (EXPENSE)
Other income and (expense), net	(175)	-
Gain (loss) on ForeverGreen investment	-	60,554
Change in fair value of derivative liability	-	76,000
Interest (net)	(12,657)	188
Total Other Income (Expense)	(12,832)	136,742

Income (loss) from continuing operations before
income tax provision	20,648	(443,927)

Income Tax Provision (Benefit)	-	-

NET INCOME (LOSS)	$ 20,648	$ (443,927)

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE	$ 0.00	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	12,643,830	6,463,788

A Summary of the components of other comprehensive income (loss) for the fiscal years ended March 31, 2007 and 2006 are as follows:

Net Income (Loss)	20,648	(443,927)
Comprehensive Income (Loss)	20,766	-
Comprehensive Income (Loss)	41,414	(443,927)

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Statements of Stockholders' Equity and Comprehensive Income
For the period January 1, 2005 through March 31, 2007

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, January 1, 2005	-	$ -	4,438,956	$ 4,439	$ 13,784,902	$ (14,044,802)	$ -	$ (90,567)

Shares issued for notes
payable and accrued
interest at $1.33 per share	-	-	659,990	660	881,086	-	-	-

Shares issued for services
at $1.34 per share	-	-	203,333	203	271,450	-	-	-

Shares issued for prepaid
expenses at $1.19 per share	-	-	48,833	49	57,961	-	-	(57,961)

Amortization of prepaid expenses	-	-	-	-	-	-	-	95,458

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(2,036,648)	-	-

Balance, January 1, 2006	-	-	5,351,112	5,351	14,995,399	(16,081,450)	-	(53,070)

Shares issued for services
at $1.80 per share	-	-	50,000	50	101,200	-	-	-

Shares issued for 23%
investment in ForeverGreen
International, LLC at $1.80
per share	-	-	1,266,667	1,267	2,278,733	-	-	-

Shares issued for remaining
77% investment in ForeverGreen	-	-	5,240,549	5,241	9,165,720	-	-	-
International, LLC at $1.75
per share

Amortization of prepaid expenses	-	-	-	-	-	-	-	53,070

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(1,244,446)	-	-

Balance, January 1, 2007	-	-	11,908,328	11,909	26,541,052	(17,325,896)	-	-

Shares issued for services at
approximately $1.52 per share	-	-	45,000	45	68,205	-	-	(54,474)

Shares issued for services at
approximately $1.52 per share	-	-	22,500	22	34,103	-	-	-

Shares issued to retire related
party notes at $2.08 per share	-	-	1,928,186	1,928	4,008,698	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	-	-	7,828

Foreign currency translation	-	-	-	-	-	-	20,766	-

Net gain for the period ended
March 31, 2007	-	-	-	-	-	20,648	-	-

Balance, March 31, 2007	-	$ -	13,904,014	$ 13,904	$ 30,652,058	$ (17,305,248)	$ 20,766	$ (46,646)

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.
Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain	$ 20,648	$ (443,927)
Adjustments to reconcile net gain (loss) to net cash
used in operating activities:
Depreciation and amortization	72,888	66,777
Common stock issued for services rendered	102,375	90,000
Derivatives	-	(76,000)
Investment in subsidiary	-	(60,554)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Accounts receivable	237,196	(832)
Prepaid expenses	32,418	-
Stock issued to purchase insurance policy	(46,646)	-
Deposits	(4,516)	-
Inventory	208,980	8,725
Related party payable	-	250,516
Accounts payable and accrued expenses	(465,066)	62,450

Net Cash Used in Operating Activities	158,277	(102,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trademarks	(26,028)	-
Purchases of property and equipment	(53,431)	-

Net Cash Used in Investing Activities	(79,459)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	192,611
Stock issued to retire notes payable - related parties	4,010,626	-
Payments on notes payable - related parties	(3,930,178)	-

Net Cash Provided by Financing Activities	80,448	192,611

Other Comprehensive Income (Loss)	20,766	-

NET INCREASE (DECREASE) IN CASH	180,032	89,766

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,660	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 277,692	$ 116,149

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$ 12,657	$ 2,228
Cash Paid for Taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES
Common Stock Issued for Services Rendered	$ 102,375	$ 274,500
Common Stock Issued for Investment	$ 4,010,626	$ 2,280,000

The accompanying notes are an integral part of these consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s  financial position as of March 31, 2007, and results of the first quarter ended March 31, 2007 and 2006.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three months ended March 31, 2007 may not be indicative of results that may be expected for the fiscal year ending December 31, 2007.

NOTE 2 – STOCK ISSUED

In accordance with the amendment to the February 23, 2007 board resolution, the Company issued an aggregate of 1,928,186 shares of restricted common stock to convert outstanding debt of $4,010,626 held by a related parties to the Company.  Accordingly, common stock and additional paid in capital have been credited $1,928 and $4,008,698, respectively.

On February 12, 2007 the Company issued 45,000 shares of common stock valued at approximately $1.52.  Of this amount $54,474 was stock issued for prepayment of insurance premiums, and has been properly reflected as a negative component of stockholders equity.   Additionally, 22,500 shares of common stock valued at approximately $1.52 per share, or $34,125, was issued in settlement of both insurance premium liability and remaining policy premiums.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On March 26, 2007, the Company received $237,196 of net proceeds from the resolution of a 2003 lawsuit with WholeFood Farmacy.   This has been recorded in the 2006 year as other income.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 4 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for March 31, 2007 were classified as follows:

Raw Materials	$ 457,675
Finished Goods	710,388
Total Inventory	1,168,063
Less Reserve for Obsolete Inventory	41,354
Total Inventory	$ 1,126,709

 NOTE 5 – EARNINGS (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	March 31,
	2007	2006
Income (Loss) Numerator	$ 20,648	$ (443,927)
Shares - Unaudited (Denominator)	12,643,830	6,463,788
Per Share Amount Undiluted	$ 0.00	$ (0.07)

Shares - Fully Diluted (Denominator)	12,743,830	6,463,788
Per Share Amount Diluted	$ 0.00	$ (0.07)

There are no reconciling items to net income for the computation of earnings per share at March 31, 2007 and 2006.  There are 100,000 warrants outstanding as of March 31, 2007 and 2006 that were considered but were not included in computing diluted earnings per share calculation for 2006 because their effects are anti-dilutive.

References in this quarterly report to “ForeverGreen” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corporation and its subsidiary.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen International”).  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product and ForeverGreen Compensation Plan earnings and commissions and improving people’s lives through “Health, Kindness and Opportunity.”   In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentorship and accountability to promote our residual income stream opportunities.  We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers.  We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

During January and February corporate staff and doctors traveled throughout the United States, Canada, Europe, Asia, Australia, and New Zealand building up excitement for our convention and building the ForeverGreen business.  In March of 2007 ForeverGreen welcomed more than 1,000 distributors from around the world, including Japan, Canada, Netherlands, Germany, Puerto Rico, Australia, Singapore, Mexico, England, and Wales, to Salt Lake City, Utah for ForeverGreen's Annual Worldwide Convention.

We used the convention to make several major announcements, including new medical research on marine phytoplankton.  We announced the introduction of an innovative new product design for FrequenSea with an eye catching new bottle.  We also introduced an additional compensation component through the Jumpstart program.  With Jumpstart, an individual may join ForeverGreen and begin earning commissions rapidly with minimal investment, including $20 Jumpstart earnings and personal rebates.  We showcased on-going enhancements to the ForeverGreen websites, e-commerce tools, and new printed materials to support the new product design and the Jump Start program.

In January of 2007, Jorge E. Alvarado, Vice President of Latin American Business Development, joined ForeverGreen.  Jorge has outstanding administrative and public speaking skills with over 13 years of experience in the industry, including corporate management.  Jorge has developed and sustained successful Latin American markets in Mexico, Columbia, Costa Rica, Dominican Republic, and the United States.  We have already seen a surge of activity in the Latino market and Jorge is actively leading the preparation for the further expansion of Latino sales.

During the first quarter of 2007 ForeverGreen was not only active in building sales throughout the world, but also worked to reduce costs around the world.  We started selling product directly to members in Germany and the Netherlands.  We renegotiated contracts with significant vendors, both domestically and internationally, to bring savings of well over $100,000 each quarter.  And we retired most of our outstanding long-term debt with an issuance of restricted shares, which reduced our interest expense.

Our major challenge for the next twelve months will be to improve and increase our systems capabilities and logistics centers around the world to keep up with the increased demand for our products and the business opportunity.  Included in this challenge is the need to keep up with our growth so that our customer service and Member satisfaction remains at a high level.  Overcoming growth challenges will require additional skilled personnel, and manufacturing and shipping facilities.  Management will continue to surround themselves with key experienced personnel and vendors while evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers.  The rewards include increased sales and diversified market incomes.  International expansion is very expensive and key Members are required to experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At March 31, 2007, we had cash of $277,692 and recorded a net income of $20,648 for the three month period ended March 31, 2007 (the “2007 first quarter”).  However, we had negative working capital of $907,634 at March 31, 2007 and we have recorded net operating losses for the past two years.  Historically we have financed our operations through revenues, sales of our common stock and debt financing.  Our independent accounting firm has expressed an opinion that these factors raise doubt as to our ability to continue as a going concern.  Management intends to continue to increase revenues and reduce expenses, improving profitability and liquidity of the company.

During the 2007 first quarter we relied on our revenues to fund operations.  Management believes increased  revenues and retirement of long-term debt of $4,010,626 in February 2007, will reduce the likelihood of requiring future borrowing (See “Commitments and Contingent Liabilities,” below).  However, we cannot guarantee that we will be able to maintain profitability.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to increase efficiency and reduce these costs.

Management anticipates that any cash shortfalls will be covered by debt financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  We may also issue private placements of stock to raise additional funding.  Any private placement likely will rely upon exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

We have three building leases for office, warehouse and production space in Orem, Utah.  The aggregate monthly payments are $21,815 with total lease commitments of $275,146 through 2007.  Rent expense for the 2007 first quarter was $69,199 compared to $40,593 for the three month period ended March 31, 2006 (the “2006 first quarter”).  The increase is a result of the addition of the rent from the buildings that ForeverGreen International LLC was leasing that were acquired as a part of the acquisition of that company.

Our total liabilities at March 31, 2007 were $2,461,797 compared to $6,857,041 at December 31, 2006.  The reduction in total liabilities was the result of converting notes payable totaling $4,010,626 into 1,928,186 shares of common stock in February 2007.  We had originally issued 2,005,313 shares to three holders of the notes payable, but it came to the attention of our board of directors that the conversion rate applied to the transaction had been miscalculated and we corrected the amount of shares issued to 1,928,186.

Off-balance Sheet Arrangements

None.

Critical Accounting Estimates

We account for our investments in our subsidiary using the purchase method of accounting.  The excess of the consideration paid for a subsidiary over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill.  We rely on an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  We amortize identifiable intangible assets over their useful life unless that life is determined to be indefinite.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.  Goodwill is not amortized, but is tested for impairment on an annual basis.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

For 2006 we determined that an adjustment to goodwill was required as part of the acquisition of ForeverGreen International.  We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International resulted in recognition of a gain of $60,554 in the 2006 first quarter.

Results of Operations

The following discussions are based on the consolidated financial statements of ForeverGreen Worldwide.  The 2007 first quarter financial statements include consolidated financial information for our wholly-owned subsidiary

ForeverGreen International, LLC.  The 2006 first quarter financial statements include the consolidated financial information for our former subsidiary, Brain Garden, Inc. and ForeverGreen International, LLC.  The following chart summarizes our financial statements for the 2007 and 2006 first quarters and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF FIRST QUARTERS
	Three month period ended March 31,
	2007	2006
Sales	$ 5,805,339	$ 1,029,949
Cost of goods sold	3,961,754	704,785
Gross profit	1,843,585	325,164
Total operating expenses	1,810,105	905,833
Gain (loss) from operations	33,480	(580,669)
Other income (expense)	(12,832)	136,742
Net income (loss)	20,648	(443,927)
Net loss per share	$ 0.00	(0.07)

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for the 2007 first quarter increased significantly in comparison to the 2006 first quarter.  This increase in sales is attributable to acquisition of ForeverGreen International, LLC.  However, compared to the average quarterly sales for 2006 of $5,211,113 after the combination of ForeverGreen International and Whole Living, the 2007 first quarter sales represent an increase of 11.4%.  The further growth in sales can be attributed to the implementation of the

ForeverGreen Compensation Plan, new leadership, an expanded product line, active promotion of the product through the travels of corporate staff and doctors, increased recruitment and retention of customers, and improvements in service and customer satisfaction.  Management anticipates that sales will continue to increase over the long term.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 68% of revenues for both the 2007 and 2006 first quarters.  Management anticipates that cost of sales in future periods will increase slightly with distributors consistently attaining higher ranks in the compensation plan and with the higher commissions associated with the Jump Start program.

A portion of cost of sales relates to distributor commissions paid to several levels of Members on each product sold.  Member commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout averages for sales commissions for the 2007 first quarter were approximately 43% and 40% for the 2006 first quarter.  The increase in costs is related to a higher payout as a percentage of sales for the ForeverGreen commission plan compared to the Brain Garden Unigen plan.  Management expects these costs to be between 42% and 44% of sales during the next year.

Total operating expenses increased in the 2007 first quarter compared to the 2006 first quarter primarily as a result of increases in salaries and wages and general and administrative expense.  Salaries and wages, which include management and employees' salaries and the support systems for the distributor network, increased due to the addition of ForeverGreen International and the higher operating costs of the new combined, larger company.

General and administrative expenses include our general office, marketing, and travel related expenses.  These expenses increased in the 2007 first quarter due to the addition of ForeverGreen International and the higher operating costs of the new combined, larger company and the resulting increase in the number of employees.

Professional fees were approximately the same for both the 2007 and 2006 first quarter periods.  Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services.

Depreciation and amortization increased approximately $20,000 in the 2007 first quarter as compared to the 2006 first quarter due to the addition of the assets of ForeverGreen LLC and their related depreciation.

Total other expense for the 2007 first quarter was related to interest expense on loans.  Total other income for the 2006 first quarter was primarily related to a gain on investment in ForeverGreen of $60,554 and a $76,000 gain on the valuation of warrants granted in 2002 that remain outstanding.

As a result of increased revenues in 2007 we recorded net income for the 2007 first quarter, but we recorded a net loss and loss per share for the 2006 first quarter.

The following chart summarizes our balance sheet at March 31, 2007 compared to December 31, 2006.

SUMMARY COMPARISON OF BALANCE SHEET INFORMATION
	Three month period ended March 31, 2007	Year ended Dec. 31, 2006
Cash	$ 277,692	$ 97,660
Total current assets	1,525,111	1,823,673
Total assets	15,796,630	16,084,106

Total current liabilities	2,432,745	5,572,886
Total liabilities	2,461,797	6,857,041
Retained deficit	(17,305,248)	(17,325,896)
Total stockholders equity	$ 13,334,833	$ 9,227,065

At March 31, 2007 our total assets decreased primarily due to decreases in accounts receivable and inventory due to the receipt of a payment for settlement of a receivable of $237,196 and ordinary fluctuations in the amount of inventory resulting from the timing of ordering and delivery of product.

At March 31, 2007, total liabilities decreased when compared to December 31, 2006 primarily due to the reduction of our long-term debt by $4,010,626 in February 2007.

Factors Affecting Future Performance

Management plans to increase sales and decrease expenses where appropriate to create profitability in future quarters that is greater than the first quarter of 2007.  However, until the 2007 first quarter, internal cash flows alone had not been sufficient to maintain our operations and we had a history of losses.  Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

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

They also determined that there has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2

Bylaws, as revised  (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)

10.1

Consultant Agreement between Whole Living and Summit Resource Group, Inc., dated April 30, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 19, 2002)

10.2

Member Interest Purchase Agreement between Whole Living and ForeverGreen International, LLC, dated January 13, 2006 (Incorporated by reference to exhibit 10.1 for Form 8-K, as amended, filed January 13, 2006)

10.3

Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)

21.1

Subsidiaries of ForeverGreen  (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2007	FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer
Date: May 16, 2007	By: /s/ Robert Reitz Robert Reitz Chief Financial Officer, Secretary/Treasurer and Director