Form 10QSB
period 2007-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2007-08-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For quarterly period ended June 30, 2007

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

Yes  [  ]   No [X]

As of August 1, 2007, ForeverGreen Worldwide Corporation had a total of 13,904,014 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3. Controls and Procedures

15

PART II: OTHER INFORMATION

Item 6.  Exhibits

15

Signatures

16

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2007 and  2006, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

ForeverGreen Worldwide Corporation
(formerly Whole Living, Inc.)

Consolidated Balance Sheets

ASSETS

June 30, 2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$ 45,351
Accounts receivable	3,740
Prepaid expenses	133,359
Inventory	1,059,846

Total Current Assets	1,242,296

PROPERTY AND EQUIPMENT, net	472,058

OTHER ASSETS

Deposits and other assets	109,227
Trademarks, net of amortization	37,340
Goodwill	12,799,080
Customer base, net of amortization	813,105

Total Other Assets	13,758,752

TOTAL ASSETS	$ 15,473,106

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
(formerly Whole Living, Inc.)

Consolidated Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

June 30, 2007
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$ 1,050,104
Accrued expenses	661,028
Other accrued liabilities	252,986
Current portion of long-term debt	1,339

Total Current Liabilities	1,965,457

LONG-TERM DEBT

Notes payable	28,468

Total Long-Term Debt	28,468

Total Liabilities	1,993,925

STOCKHOLDERS' EQUITY

Preferred stock; no stated par value;
authorized 10,000,000 shares;
no shares issued or outstanding	-
Common stock, par value $0.001 per share;
authorized 100,000,000 shares;
13,904,014 shares issued and outstanding	13,904
Additional paid-in capital	30,652,058
Prepaid equity expense	(20,780)
Other comprehensive loss	(3,330)
Accumulated deficit	(17,162,671)

Total Stockholders' Equity	13,479,181

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,473,106

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
(Formerly Whole Living, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$ 5,817,525	$ 828,882	$ 11,622,865	$ 1,858,831
COST OF SALES	4,232,873	682,239	8,220,951	1,388,619
GROSS PROFIT	1,584,652	146,643	3,401,914	470,212

OPERATING EXPENSES
Salaries and wages	965,908	169,320	1,903,414	606,006
Professional fees	139,651	89,824	343,692	210,069
General and administrative	274,165	168,814	843,547	460,089
Depreciation and amortization	72,684	29,196	145,574	81,300
Total Operating Expenses	1,452,408	457,154	3,236,227	1,357,464

NET OPERATING GAIN (LOSS)	132,244	(310,511)	165,687	(887,252)

OTHER INCOME (EXPENSE)
Other income and expense	1,076	(118,942)	940	(118,942)
Gain on ForeverGreen investment	-	47,175	-	107,729
Change in fair value of derivative liability	-	27,000	-	103,000
Gain/Loss on sale of fixed assets	(4,928)	-	(4,928)	-
Net Interest income (expense)	14,185	(1,327)	1,526	(5,069)
Total Other Income (Expense)	10,333	(46,094)	(2,462)	86,718

NET EARNINGS / (LOSS) BEFORE
INCOMETAXES	142,577	(356,605)	163,225	(800,534)

PROVISION FOR INCOME TAXES	-	-	-	-

NET EARNINGS / (LOSS)	$ 142,577	$ (356,605)	$ 163,225	$ (800,534)

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE	$ 0.01	$ (0.05)	$ 0.01	$ (0.12)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	13,904,014	6,667,654	13,284,184	6,571,573

A summary of the components of other comprehensive income (loss) for the fiscal years ended June 30, 2007 and 2006 are as follows:

Net Income (Loss)	142,577	(356,605)	163,225	(800,534)
Other Comprehensive Income (Loss)	(24,096)	-	(3,330)	-
Comprehensive Income (Loss)	118,481	(356,605)	159,895	(800,534)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
(Formerly Whole Living, Inc.)
Statements of Cash Flows
(Unaudited)

	For the
	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$ 163,225	$ (800,533)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	145,574	76,729
Amortization of prepaid expenses (equity)	51,733	29,348
Stock issued for services	102,376	90,000
Derivatives	-	(103,000)
Stock issued to retire related parties	4,010,626	-
Gain on investment	-	(107,729)
Changes in operating assets and liabilities:
Accounts receivable	233,453	964
Prepaid expenses	19,770	(44,549)
Deposits	(6,011)	-
Inventory	275,843	(174,307)
Related party payable	-	-
Accounts payable and accrued expenses	(1,004,865)	564,649

Net Cash Used in Operating Activities	3,991,724	(468,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trademarks	(32,090)	-
Purchases of property and equipment	(77,851)	-

Net Cash Used in Investing Activities	(109,941)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	462,938
Payments on notes payable -related parties	(3,930,762)	-

Net Cash Provided by Financing Activities	(3,930,762)	462,938

Effect of Foreign Currency on Cash	(3,330)	-

NET INCREASE (DECREASE) IN CASH	(52,309)	(5,489)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,660	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 45,351	$ 20,894

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation (Formerly Whole Living Inc.) Statements of Cash Flows (Unaudited) Statements of Cash Flows (Continued)
For the
Six Months Ended
June 30,
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 13,680	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$ 102,375	$ 90,000
Common stock issued for Investment	$ 4,010,626	$ 2,280,000

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s  financial position as of June 30, 2007, and results of the second quarter ended June 30, 2007 and 2006.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the quarter and six months ended June 30, 2007 may not be indicative of results that may be expected for the fiscal year ending December 31, 2007.

NOTE 2 – STOCK ISSUED

In Accordance with the amendment to the February 20, 2007 board resolution, the Company issued an aggregate of 1,928,186 shares of restricted common stock at $2.08 per share to convert outstanding debt of $4,010,626 held by related parties to the Company.  Accordingly, common stock and additional paid in capital have been credited $1,928 and $4,008,698 respectively.

On February 12, 2007 the company issued 45,000 and 22,500 shares for a total of 67,500 shares of common stock valued at a range of $1.49 to $1.53  per share in the settlement of both insurance premium liability and remaining policy premiums.  Of this amount $54,474 was stock issued for prepayment of insurance premiums, and has been properly reflected as a negative component of stockholders equity.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On March 26, 2007, the Company received $237,196 of net proceeds from the resolution of a 2003 lawsuit with WholeFood Farmacy.   This has been recorded in the 2006 year as other income.

NOTE 4 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for June 30, 2007 were classified as follows:

Raw Materials	384,889
Finished Goods	716,311
Total Inventory	1,101,200
Less Reserve for Obsolete Inventory	41,354
Total Inventory	1,059,846

FOREVERGREEN WORLDWIDE CORPORATION

Notes to Consolidated Financial Statements

NOTE 5 – Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	June 30,
	2007	2006
Income (Loss) Numerator	$ 163,225	$ (800,534)

Shares – Basic & Diluted (Denominator)	13,284,184	6,571,573
Per Share Amount	$ 0.01	$ (0.12)

There are no reconciling items to net income for the computation of earnings per share at June 30, 2007 and 2006.  There were 100,000 warrants that were outstanding until they expired in April of 2007.  These warrants were considered but were not included in 2006 because their effects would be anti-dilutive.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

ForeverGreen Worldwide Corporation is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen”).  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product and ForeverGreen Compensation Plan earnings and commissions and improving people’s lives through “Health, Kindness and Opportunity.”  In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentorship and accountability to promote our residual income stream opportunities.  We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers with some of the above-mentioned products also offered to select international markets as opportunities are created.  We will seek relations with key vendors to continue developing cutting-edge products that are exclusive to our Members at a competitive price.

ForeverGreen was welcomed into the Direct Sales Association (DSA) in June 2007 as an Active Member company after passing a year-long pending membership process that approved the company policies and compensation plan.  The DSA is a governing board of direct sales company’s that requires members to meet the highest standards establish in the industry.

Select ForeverGreen leaders and employees met together for a Sea Farm retreat in early June on Vancouver Island, British Columbia.  New, innovative products were launched for this exclusive group of ForeverGreen leaders and each leader's business was examined in detail with a member of the corporate executive team to support and build lasting bonds and new business energy.  These leadership activities took place in the beautiful natural habitat that surrounds the Sea Farm that produces Marine Phytoplankton for ForeverGreen.

During the second quarter of 2007 ForeverGreen continued to be active in building sales throughout the world.  Dr. Hugo Rodier traveled to Australia speaking on the FrequenSea whole-food beverage and ForeverGreen employees conducted Spanish language meetings in Mexico and in several locations in the United States.  These meetings were conducted in preparation for opening Mexico in the third quarter and growing the Latino membership base in the United States and Canada.

We also continued to reduce costs around the world.  We have renegotiated contracts or are in the process of renegotiating contracts with significant vendors, both domestically and internationally, to bring additional savings and cost efficiencies to ForeverGreen.

Mr. Paul Frampton, most recently the ForeverGreen Vice President of International, was appointed our Treasurer and Chief Financial Officer, replacing Mr. Robert Reitz.  We will benefit from Mr. Frampton's accounting and auditing expertise as well as enjoy the retention of Mr. Reitz on our board of directors and as our new Senior Vice President of Business Analysis.   As Vice President of Business Analysis Mr. Reitz will strategically focus upon measuring results and achieving company goals.

Our major challenge for the next twelve months will be to increase and sustain our field leadership and momentum and improve our systems capabilities and logistics centers around the world to keep up with the increasing demand for our products and the business opportunity.  Included in this challenge is the need to keep up with our growth so that our customer service and Member satisfaction remains at a high level. Overcoming growth challenges will require a motivated and trained field leadership team and additional skilled corporate personnel, and manufacturing and shipping facilities.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers.  The rewards include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At June 30, 2007, we had cash of $45,351 and recorded a net income of $142,905 for the 2007 second quarter and $163,225 for the six month period ended June 30, 2007.  However, we had negative working capital of $723,161 at June 30, 2007 and have recorded net operating losses for the past four years. Historically we have financed our operations through revenues, sales of our common stock and debt financing.  Our independent accounting firm has expressed an opinion that these factors raise doubt as to our ability to continue as a going concern.  Management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of the company.

During the 2007 first and second quarters we relied on our revenues to fund operations.  Management believes increased revenues and the retirement of long-term debt of $4,010,626 by conversion into common stock in February 2007 will reduce the likelihood of requiring future borrowing (See “Commitments and Contingent Liabilities” below).  However, we cannot guarantee that we will be able to maintain profitability.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

We have three building leases for office, warehouse and production space in Orem, Utah.  The aggregate monthly payments are $21,815 with total lease commitments of $275,146 through 2007.  Rent expense for the three month period and six month period ended June 30, 2007 was $87,214 and $163,930 compared to $29,196 and $74,764 for the three month period and six month period ended June 30, 2006.  The increase is a result of the addition of the rent for the buildings that ForeverGreen was leasing and were acquired as a part of the merger.

Our total liabilities decreased to $1,993,925 at June 30, 2007 compared to $6,857,041 at December 31, 2006.  The reduction in the total liabilities was the result of converting notes payable totaling $4,010,626 into 1,928,186 shares of common stock in February 2007 and an improved cash position from increased revenues.

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

For 2006 we determined that an adjustment to goodwill was required as part of the acquisition of ForeverGreen International.  We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International resulted in recognition of a gain of $47,175 for the three month period ended June 30, 2006 and a gain of $107,729 for the six month period ended June 30, 2007.

Results of Operations

The following discussions are based on the consolidated financial statements of ForeverGreen Worldwide.  The three month and six month period ended June 30, 2007 financial statements include consolidated financial information for our wholly-owned subsidiary ForeverGreen.  The three month and six month period ended June 30, 2006 financial statements include the consolidated financial information for our former subsidiary, Brain Garden, Inc.  The following chart summarizes our financial statements for the three month and six month periods ended June 30, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF SIX MONTH PERIODS
	Three month period ended June 30		Six month period ended June 30,
	2007	2006	2007	2006
Sales	$ 5,817,525	$ 828,882	$ 11,622,865	$ 1,858,831
Cost of goods sold	4,232,873	682,239	8,220,951	1,388,619
Gross profit	1,584,652	146,643	3,410,914	470,212
Total operating expenses	1,452,080	457,154	3,236,227	1,357,464
Gain (loss) from operations	132,572	(310,511)	165,687	(887,252)
Other income (expense)	10,333	(46,094)	(2,462)	86,718
Net income (loss)	142,905	(356,605)	163,225	(800,534)
Net loss per share	$ 0.01	$ (0.05)	$ 0.01	$ (0.12)

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for the three month and six month period ended June 30, 2007 increased significantly in comparison to the three month and six month period ended June 30, 2006.  This increase in sales is attributable to the acquisition of ForeverGreen.  However, compared to the average sales for the three month period and six month period ended June 30, 2006 after the combination of ForeverGreen and Whole Living, as reported in the notes to the 2006 annual report, the sales for the three month period and six month period ended June 30, 2007 average increase is 11.6% and 11.5% respectively.  The additional growth in sales can be attributed to the implementation of the ForeverGreen Compensation Plan, new leadership, an expanded product line, active promotion of the product through the travels of corporate staff and doctors, increased recruitment and retention of customers, and improvements in service and customer satisfaction.  Management anticipates that sales will continue to increase over the long term.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 72.8% and 70.7% of revenues for the three month period and six month period ended June 30, 2007 compared to 82.3% and 74.7% of revenues for the three month period and six month period ended June 30, 2006.  Management anticipates that cost of sales in future periods will increase slightly with distributors consistently attaining higher ranks in the compensation plan and with higher commissions associated with the Jump Start program.

Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid on a monthly basis based upon a Member’s personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout average for sales commissions decreased approximately 2% for the three month period and six month period ended June 30, 2007 compared to the three month period and six month period ended June 30, 2006. The decrease is associated with additional payments made to the Brain Garden distributors for the three month period and six month period ended June 30, 2006 as a short-term transitional plan to move from the Brain Garden Unigen plan to the ForeverGreen Compensation Plan.

Total operating expenses increased in the three month period and six month period ended June 30, 2007 compared to the three month period and six month period ended June 30, 2006 as a result of increases in salaries and wages and general and administrative expense.  Salaries and wages, which include management and employees' salaries and the support systems for the distributor network, increased due to the addition of ForeverGreen’s operations and the higher operating costs of the new combined, larger company.

General and administrative expenses include our general office, marketing, and travel related expenses.  These expenses increased in the three month period and six month period ended June 30, 2007 due to the addition of ForeverGreen and the higher operating costs of the new combined, larger company and the resulting increase in employee count.

Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services.  The percentage of professional fees increased at a much smaller percent compared to the percentage growth in sales for the three month period and six month period ended June 30, 2007.

Depreciation and amortization increased in the three month period and six month period ended June 30, 2007 compared to the three month period and six month period ended June 30, 2006 due to the addition of the assets of ForeverGreen and their related depreciation.

Total other expense for the three month period and six month period ended June 30, 2007 was related to interest expense on loans.  Total other income for the three month period and six month period ended June 30, 2006 was primarily related to a gain on investment in ForeverGreen of $60,554 and a $76,000 gain on the valuation of warrants granted in 2002 that are now expired.

As a result of increased revenues in the three month period and six month period ended June 30, 2007 we recorded net income for the three month period and six month period ended June 30, 2007 and net income per share, but we recorded a net loss and loss per share for the three month period and six month period ended June 30, 2006.

The following chart summarizes our balance sheet at June 30, 2007 compared to December 31, 2006.

SUMMARY COMPARISON OF BALANCE SHEET INFORMATION
	Three month period ended June 30, 2007	Year ended Dec. 31, 2006
Cash	$ 45,351	$ 97,660
Total current assets	1,242,296	1,823,673
Total assets	15,473,106	16,084,106
Total current liabilities	1,965,457	5,572,886
Total liabilities	1,993,925	6,857,041
Retained deficit	(17,162,671)	(17,325,896)
Total stockholders equity	$ 13,479,181	$ 9,227,065

At June 30, 2007 our total assets decreased primarily due to decreases in accounts receivable and inventory due to the receipt of a payment for settlement of a receivable of $237,196 and ordinary fluctuations in the amount of inventory resulting from the timing of ordering and delivery of product.

Our total liabilities decreased to $1,993,925 at June 30, 2007 compared to $6,857,041 at December 31, 2006.  The reduction in the total liabilities was the result of converting notes payable totaling $4,010,626 into 1,928,186 shares of common stock in February 2007 and improved cash position from increased revenues.

Factors Affecting Future Performance

Management plans to increase sales and decrease expenses where appropriate to improve on the profitability of the first and second quarters of 2007.  However, until the first and second quarters internal cash flows alone had not been sufficient to maintain our operations and we had a history of losses.  Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

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

They also determined that there has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2

Bylaws, as revised  (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)

10.1

Member Interest Purchase Agreement between Whole Living and ForeverGreen International, LLC, dated January 13, 2006 (Incorporated by reference to exhibit 10.1 for Form 8-K, as amended, filed January 13, 2006)

10.2

Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)

10.3

Paul Frampton Employment Agreement, dated March 1, 2007

21.1

Subsidiaries of ForeverGreen  (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer
Date: August 13, 2007	By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer