Form 10QSB
period 2007-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2007-11-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For quarterly period ended September 30, 2007

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

Yes  [  ]   No [X]

As of October 29, 2007, ForeverGreen Worldwide Corporation had a total of 13,904,014 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

9

Item 3. Controls and Procedures

14

PART II: OTHER INFORMATION

Item 6.  Exhibits

14

Signatures

15

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and  2006, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

ForeverGreen Worldwide Corporation
(Formerly Whole Living, Inc.)
Consolidated Balance Sheets

ASSETS	September 30, 2007
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 32,363
Accounts receivable	4,093
Prepaid expenses	229,447
Inventory	905,766
Total Current Assets	1,171,669

PROPERTY AND EQUIPMENT, net	457,319

OTHER ASSETS

Deposits and other assets	109,977
Trademarks, net of amortization	42,593
Goodwill	12,799,080
Customer base, net of amortization	791,708
Total Other Assets	13,743,358

TOTAL ASSETS	$ 15,372,346

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 861,098
Accrued expenses	581,211
Other accrued liabilities	316,454
Current portion of long-term debt	1,339
Total Current Liabilities	1,760,102

LONG-TERM DEBT
Notes payable	28,468
Total Long-Term Debt	28,468

Total Liabilities	1,788,570

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000
shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized 100,000,000
shares; 13,904,014 shares issued and outstanding	13,904
Additional paid-in capital	30,652,058
Other comprehensive loss	(3,028)
Accumulated deficit	(17,079,158)

Total Stockholders' Equity	13,583,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,372,346

ForeverGreen Worldwide Corporation
(Formerly Whole Living, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$ 5,672,969	$ 883,306	$ 17,295,833	$ 2,742,137

COST OF SALES	4,122,686	705,110	12,343,637	2,093,729

GROSS PROFIT	1,550,283	178,196	4,952,196	648,408

OPERATING EXPENSES
Salaries and wages	925,019	133,938	2,827,693	740,382
Professional fees	191,872	77,418	535,564	364,528
General and administrative	280,220	82,934	1,122,247	465,543
Depreciation and amortization	69,906	31,746	215,376	113,046
Total Operating Expenses	1,467,017	326,036	4,700,880	1,683,499

NET OPERATING GAIN (LOSS)	83,266	(147,840)	251,316	(1,035,091)

OTHER INCOME (EXPENSE)
Other income and expense	(462)	22,816	(1,987)	(96,126)
Gain on ForeverGreen investment	-	(87,106)	-	20,623
Change in fair value of derivative liability	-	40,000	-	143,000
Gain/Loss on sale of fixed assets	-	-	(4,928)
Net interest income (expense)	809	(875)	2,337	(5,944)
Total Other Income (Expense)	347	(25,165)	(4,578)	61,553

NET EARNINGS / (LOSS) BEFORE
INCOME TAXES	83,613	(173,005)	246,738	(973,538)

PROVISION FOR INCOME TAXES	-	-	-	-

NET EARNINGS / (LOSS)	$ 83,613	$ (173,005)	$ 246,738	$ (973,538)

BASIC AND DILUTED EARNINGS
(LOSS) PER COMMON SHARE	$ 0.01	$ (0.03)	$ 0.02	$ (0.15)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	13,904,014	6,667,654	13,490,794	6,603,600

A summary of the components of other comprehensive income (loss) for the fiscal years ended September 30, 2007 and 2006 are as follows:

Net Income (Loss)	83,613	(173,005)	246,738	(973,538)
Other Comprehensive Income (Loss)	302	-	(3,028)	-
Comprehensive Income (loss)	83,915	(173,005)	243,710	(973,538)

ForeverGreen Worldwide Corporation
(Formerly Whole Living, Inc.)
Statements of Cash Flows
(Unaudited)
	For the
	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income / (Loss)	$ 246,738	$ (973,538)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	215,376	113,046
Amortization of prepaid expenses (equity)	54,474	44,022
Stock issued for services	-	90,000
Derivatives	-	(143,000)
Gain on investment	-	(20,623)
Changes in operating assets and liabilities:
Accounts receivable	233,103	268
Prepaid expenses	(76,318)	(51,783)
Deposits	(6,761)	-
Inventory	429,923	(714,261)
Related party payable	-	189,795
Accounts payable and accrued expenses	(1,009,944)	946,128

Net Cash Provided by Operating Activities	86,591	(519,946)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in trademarks	(37,343)	-
Purchases of property and equipment	(111,517)	(17,943)

Net Cash Used in Investing Activities	(148,860)	(17,943)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	-	562,937

Net Cash Provided by Financing Activities	-	562,937

Effect of Foreign Currency on Cash	(3,028)	-

NET INCREASE (DECREASE) IN CASH	(65,297)	25,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,660	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 32,363	$ 51,431

ForeverGreen Worldwide Corporation
(Formerly Whole Living, Inc.)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

For the
Nine Months Ended
September 30,
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 2,337	$ -
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURES

Common stock issued for services rendered	$ 54,474	$ 90,000
Common stock issued for Investment	$ -	$ 2,280,000
Common stock issued to pay Notes Payable	$ 3,930,763	$ -

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s  financial position as of September 30, 2007, and results of the third quarter ended September 30, 2007 and 2006.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the quarter and nine months ended September 30, 2007 may not be indicative of results that may be expected for the fiscal year ending December 31, 2007.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 4 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.  Inventories for September 30, 2007 were classified as follows:

Raw Materials	418,411
Finished Goods	587,355

Total Inventory	1,005,766
Less Reserve for Obsolete Inventory	100,000
Total Inventory	905,766

NOTE 5 – EARNINGS (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	September 30,
	2007	2006
Income (Loss) Numerator	$ 246,738	$ (973,538)

Shares – Basic & Diluted (Denominator)	13,490,794	6,603,600
Per Share Amount	$ 0.02	$ (0.15)

There are no reconciling items to net income for the computation of earnings per share at September 30, 2007 and 2006.  There were 100,000 warrants that were outstanding until they expired in April of 2007.  These warrants were considered but were not included in 2006 because their effects would be anti-dilutive.

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

During the third quarter of 2007 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.  We have renegotiated contracts or are in the process of renegotiating contracts with significant vendors, both domestically and internationally, to bring additional savings and cost efficiencies to ForeverGreen.  In addition, ForeverGreen ran a successful summer promotion called ForeverGreenopoly that provided increased incentives and bonuses to our distributor/Members that obtained additional rank and volume goals.  As a result of this promotion, our August sales were very good in an industry that typically shows decreases in the summer months.

Our major challenge for the next twelve months will be to increase and sustain our field leadership and momentum along with systems capabilities and logistics centers around the world to keep up with the increasing demand for our products and the business opportunity.  Included in this challenge is the need to keep up with our growth so that our customer service and Member satisfaction remains at a high level.  Overcoming growth challenges will require a motivated and trained field leadership team and additional skilled corporate personnel, and manufacturing and shipping facilities.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders, as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At September 30, 2007 we had cash of $32,363 and recorded a net income of $83,613 for the 2007 third quarter and $246,738 for the nine month period ended September 30, 2007.  However, we had negative working capital of $588,433 at September 30, 2007, and have recorded net operating losses for the past two years. Our independent accounting firm has expressed an opinion that these factors raise doubt as to our ability to continue as a going concern.  Historically we have financed our operations through revenues, sales of our common stock and debt financing.  Management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of the company.

During the 2007 first, second and third quarters we relied on our revenues to fund operations.  Management believes increased revenues and the retirement of long-term debt of $4,010,626 in February 2007 will reduce the likelihood of requiring future borrowing (See “Commitments and Contingent Liabilities” below).  However, we cannot guarantee that we will be able to maintain profitability.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

We have three building leases for office, warehouse and production space in Orem, Utah.  The aggregate monthly payments are $21,815 with total lease commitments of $275,146 for the year 2007.  Rent expense for the three month and nine month period September 30, 2007 was $67,176 and $201,527 compared to $22,978 and $97,743 for the three month and the nine month period September 30, 2006.  The increase is a result of the addition of the rent for the buildings that ForeverGreen was leasing and were acquired as a part of the merger.

Our total liabilities decreased to $1,788,570 at September 30, 2007 compared to $6,857,041 at December 31, 2006.  The reduction in the total liabilities was the result of converting notes payable totaling $4,010,626 into 1,928,186 shares of common stock in February 2007 and our improved cash position from increased revenues.

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

For 2006 we determined that an adjustment to goodwill was required as part of the acquisition of ForeverGreen.  We calculated ForeverGreen’s customer base intangible using a percentage of the gross margin of ForeverGreen.  We will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen resulted in recognition of a loss of $87,106 in the three month period ended September 30, 2006 and a gain of $20,623 in the nine month period ended September 30, 2006.

Results of Operations

The following discussions are based on the consolidated financial statements of ForeverGreen Worldwide.  The three month and nine month period ended September 30, 2007 financial statements include consolidated financial information for our wholly-owned subsidiary ForeverGreen International.  The three month and nine month period ended September 30, 2006 financial statements include the consolidated financial information for our former subsidiary, Brain Garden, Inc.  The following chart summarizes our financial statements for the three month and nine month periods ended September 30, for the 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF 2007 AND 2006 PERIOD OPERATIONS
	Three month period ended September 30,		Nine month period ended September 30,
	2007	2006	2007	2006
Sales	$ 5,672,969	$ 883,306	$ 17,295,833	$ 2,742,137
Cost of goods sold	4,122,686	705,110	12,343,637	2,093,729
Gross profit	1,550,283	178,196	4,952,196	648,408
Total operating expenses	1,467,017	326,036	4,700,880	1,683,499
Gain (loss) from operations	83,266	(147,840)	251,316	(1,035,091)
Other income (expense)	347	(25,165)	(4,578)	61,553
Net income (loss)	83,613	(173,005)	246,738	(973,538)
Net income (loss) per share	$ 0.01	$ (0.03)	$ 0.02	$ (0.15)

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for the three month and nine month period ended September 30, 2007 increased significantly in comparison to the three month and nine month period ended September 30, 2006.  This increase in sales is attributable to the acquisition of ForeverGreen.  However, compared to the average sales for the three month period and nine month period ended September 30, 2006 for the combination of ForeverGreen and Whole Living as reported in the notes to the 2006 annual report the sales for the three month period and nine month period ended September 30, 2007 average increase is 16% and 11% respectively.  The additional growth in sales can be attributed to the implementation of the ForeverGreen Compensation Plan, new leadership, an expanded product line, active promotion of the product through the travels of corporate staff and doctors, increased recruitment and retention of customers, and improvements in service and customer satisfaction.  Management anticipates that sales will continue to increase over the long term.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 72.7% and 71.4% of revenues for the three month period and nine month period ended September 30, 2007 compared to 79.8% and 76.4 % of revenues for the three month period and nine month period ended September 30, 2006.  Management anticipates that cost of sales in future periods will increase slightly with distributors consistently attaining higher ranks in the compensation plan and with higher commissions associated with the Jump Start program.

Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid on a monthly basis based upon the Member’s personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout average for sales commissions decreased approximately 5.8% and 3.4% for the three month period and nine month period ended September 30, 2007 compared to the three month period and nine month period ended September 30, 2006.  The decrease is associated with additional payments made to the Brain Garden distributors for the three month period and nine month period ended September 30, 2006 as a short-term transitional plan to move from the Brain Garden Unigen plan to the ForeverGreen Compensation Plan.

Total operating expenses increased in the three month period and nine month period ended September 30, 2007 compared to the three month period and nine month period ended September 30, 2006 as a result of increases in salaries and wages and general and administrative expense.  Salaries and wages, which include management and employees' salaries and the support systems for the distributor network, increased due to the addition of ForeverGreen and the higher operating costs of the new combined, larger company.

General and administrative expenses include our general office, marketing, and travel related expenses.  These expenses increased in the three month period and nine month period ended September 30, 2007 compared to the three month period and nine month period ended September 30, 2006 due to the addition of ForeverGreen and the higher operating costs of the new combined, larger company and the resulting increase in employee count.

Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services.  The percentage of professional fees increased at a much smaller percent to the percentage growth in sales for the three month period and nine month period ended September 30, 2007.

Depreciation and amortization increased in the three month period and nine month period ended September 30, 2007 compared to the three month period and nine month period ended September 30, 2006 due to the addition of the assets of ForeverGreen and their related depreciation.

Total other expense for the three month period and nine month period ended September 30, 2007 was related to interest expense on loans.  Total other income for the three month period and nine month period ended September 30, 2006 was primarily related to a gain on investment in ForeverGreen of $60,554 and a $76,000 gain on the valuation of warrants granted in 2002 that are now expired.

As a result of increased revenues in the three month period and nine month period ended September 30, 2007 we recorded net income for the three month period and nine month period ended September 30, 2007 and net income per share, but we recorded a net loss and loss per share for the three month period and nine month period ended September 30, 2006.

The following chart summarizes our balance sheet at September 30, 2007 compared to December 31, 2006.

SUMMARY OF BALANCE SHEET INFORMATION
	Three months ended Sept. 30, 2007	Year ended Dec 31, 2006
Cash	$ 32,363	$ 97,660
Total current assets	1,171,669	1,823,673
Total assets	15,372,346	16,084,106
Total current liabilities	1,760,102	5,572,886
Total liabilities	1,788,570	6,857,041
Retained deficit	(17,079,158)	(17,325,896)
Total stockholders equity	$ 13,583,776	$ 9,227,065

At September 30, 2007 our total assets decreased primarily due to decreases in accounts receivable and inventory relate to the receipt of a payment for settlement of a receivable of $237,196 and ordinary fluctuations in the amount of inventory resulting from the timing of ordering and delivery of product.

Our total liabilities decreased to $1,788,570 at September 30, 2007 compared to $6,857,041 at December 31, 2006.  The reduction in the total liabilities was the result of converting notes payable totaling $4,010,626 into 1,928,186 shares of common stock in February 2007 and improved cash position from increased revenues.

Factors Affecting Future Performance

Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Management plans to increase sales and decrease expenses where appropriate to improve on the profitability of the nine month period ended September 30, 2007.  Our future internal cash flows will be dependent on a number of factors, including:

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

Our expansion into foreign markets exposes our business to risks related to those economies which may result in loss of revenues.

We have entered into agreements with Members and suppliers in foreign countries and we may establish similar arrangements in other countries in the future.  As a result, our future revenues may be affected by the economies of these countries.  Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to:

$

assess and document the adequacy of internal control over financial reporting,

$

take steps to improve control processes where appropriate,

$

validate through testing that controls are functioning as documented, and

$

implement a continuous reporting and improvement process for internal control over financial reporting.

There can be no assurance as to our conclusions at December 31, 2007 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that we will be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

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

They also determined that there has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2

Bylaws, as revised  (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)

10.1

Member Interest Purchase Agreement between Whole Living and ForeverGreen International, LLC, dated January 13, 2006 (Incorporated by reference to exhibit 10.1 for Form 8-K, as amended, filed January 13, 2006)

10.2

Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)

10.3

Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)

21.1

Subsidiaries of ForeverGreen  (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007	FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer
Date: November 13, 2007	By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer