Form 10-K
period 2007-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2008-04-07
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0621709 (I.R.S. Employer Identification No.)
972 North 1430 West, Orem, Utah (Address of principal executive offices)	84057 (Zip Code)

Registrant=s telephone number:  (801) 655-5500

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant=s most recently completed second fiscal quarter was approximately $16,335,415.

The number of shares outstanding of the registrant=s common stock as of March 11, 2008 was 13,904,014.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

11

Item 2.  Properties

12

Item 3.  Legal Proceedings

12

Item 4.  Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.  Market for Registrant=s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

13

Item 6.  Selected Financial Data

14

Item 7.  Management=s Discussion and Analysis of Financial Condition and Results of Operation

15

Item 8.  Financial Statements and Supplementary Data

18

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

47

Item 9A.  Controls and Procedures

47

Item 9B.  Other Information

47

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

48

Item 11.  Executive Compensation

49

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

50

Item 13.  Certain Relationships and Related Transactions, and Director Independence

52

Item 14.  Principal Accountant Fees and Services

52

PART IV

Item 15.  Exhibits, Financial Statement Schedules

53

Signatures

54

In this annual report references to AForeverGreen,@ Awe,@ Aus,@ and Aour@ refer to ForeverGreen Worldwide Corp. and its subsidiaries.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (ASEC@) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as Amay,@ Awill,@ Aexpect,@ Abelieve,@ Aanticipate,@ Aestimate,@ Aproject,@ or Acontinue@ or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

Historical Development

ForeverGreen Worldwide Corporation, formerly Whole Living, Inc. (AForeverGreen Worldwide@), was incorporated in the state of Nevada on March 18, 1999 as Whole Living, Inc.  In May of 1999, Whole Living merged with Whole Living Inc., a Utah corporation, which owned the trademark ABrain Garden@ and some of the products and formulas presently being marketed by ForeverGreen.  Whole Living formed Brain Garden, Inc., a Nevada corporation, in May 2002, and Whole Living transferred the assets related to the Brain Garden products to this wholly-owned subsidiary.

On January 13, 2006, Whole Living acquired a 23% interest in ForeverGreen International, LLC (AForeverGreen International@) in exchange for 1,266,667 (19,000,000 pre-split) restricted common shares of Whole Living.  ForeverGreen International is a network marketing company that focuses on whole foods and natural products.

In anticipation of acquiring the remaining 77% of ForeverGreen International, Whole Living, Inc. changed the name of the corporation to AForeverGreen Worldwide Corporation@ on December 14, 2006.   On December 29, 2006 ForeverGreen Worldwide acquired the remaining 77% interest of ForeverGreen International.  ForeverGreen Worldwide issued an aggregate of 5,240,549 common shares valued at $9,170,961 in exchange for the member interests and the preferred member interests of ForeverGreen International.  This exchange resulted in ForeverGreen Worldwide owning 100% of ForeverGreen International and ForeverGreen International became a wholly-owned subsidiary of ForeverGreen Worldwide.  The Brain Garden subsidiary was dissolved after this acquisition.

Our Business

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiary  ForeverGreen International LLC.  Our product philosophy is to develop, manufacture and market the best of science and nature through innovative formulations as we produce and manufacture whole foods, nutritional supplements, personal care products and essential oils.

We believe that eating healthy and synthetic-free whole foods and beverages is the basis of health and longevity.  We provide health answers, not only through exclusive nutritional whole food beverages, but also by providing a product line of delicious whole foods that can be eaten for every meal, instead of the processed, fatty and preservative-laden synthetic meals found in today=s society.  Many competitor companies provide capsules, powders, pills or tablets as nutritional supplements, but generally fail to provide an every-meal alternative to the processed and nutrient depleted foods found in the three main daily meals of most common consumers.  We provide the every-meal answer with a variety of appetizing healthy food products that allow our Members and customers to eat healthy for every meal and snack throughout the day.  In addition, we provide healthy personal care products as an alternative to the chemical and synthetic products in the marketplace that may negatively impact our health.

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

Principal Products

FrequenSeaJ.  Our best-selling, product is FrequenSea, a whole food beverage consisting of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a blend of blueberry, cranberry and lime juice concentrates processed through a proprietary process named Aqueous Molecular Partitioning (AAMP@) which renders the ingredients water soluble.  FrequenSea is sold as a single bottle, in individual single-serving packets or even in a four-bottle pack.  The marine phytoplankton in FrequenSea contains over 200 different sea algae that are all processed through proprietary and patent pending processes at a one-of-a-kind Sea Farm.  A daily dose of FrequenSea provides over 66 vitamins and minerals and includes amino acids in a convenient bio-available form for easy ingestion and quick absorption.  Since August 2005 when our Members first had access to purchase FrequenSea, its sales have more than quadrupled and have increased to 75% of our total product sales.

24 Karat Chocolate7.  ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and is processed without the fats, hormone filled dairy milk and waxes common in many chocolate products.  This naturally dark chocolate comes in a variety of flavors as well as fondue chips with a chocolate melter for use at chocolate fondue parties.  The 24 Karat Chocolate7 is also used as an ingredient in the weight management products ThunderJ and Lightning PlusJ.

Weight Management Products.  For those desiring to maintain their healthy weight or lose weight to obtain the health and vitality associated with good nutrition and their proper weight, the ThunderJ meal replacement drink powder provides 28% of the protein your body needs in an apple fiber base with natural sweeteners and antioxidants.  Lightning PlusJ is a supplement capsule of 24 Karat Chocolate7, cayenne, green tea and cascara sagrada designed to assist the body to naturally cleanse itself for optimal absorption and weight management.  Dynamic PlusJ and Probiotic PlusJ provide the body with probiotics to re-establish the natural flora the body needs for optimal health and to support the immune system while increasing nutrient absorption.  In addition, in 2008, the company has launched an innovative new healthful energy drink to directly compete with the highly-sugared and synthetic caffeine-laden energy drinks commonly available today.  The ForeverGreen energy drink now branded as ElectriFireJ comes in Smooth and Spiced flavors that utilize the Aqueous Molecular Partitioning to incorporate the whole plant in a water soluble form to promote rapid and sustained energy without the crash associated with many other energy drinks.

FoodFirstJ products.  PulseJ consists of a variety of nuts, seeds, fruits, grains and other foods and may be used as a snack or a meal replacement.  Pulse is packaged as a food bar or loose in canisters in different natural flavors.  Pulse has natural unprocessed proteins, fibers, carbohydrates and other AMP processed nutrients required for a healthy diet.  Our pulse bars called NiceJ bars contain AMP processed ingredients combined with whole foods in many vibrant flavors that change each month for our Members.  Our other nutritional meal and snack products include several soups that also double as nutritious additives to every casserole or meal.  Finally FruitJ, a natural dried fruit medley, Great StartJ breakfast cereal, Harvest MixJ snack blends, Nature=s MixJ biscuits and muffins, Meal MakersJ, Parched Pulse, salsa and salad dressing round out the pantry offerings for a complete kitchen=s needs for nutritious and natural food choices as alternatives to processed, synthetic and preservative-laden foods.

EarthTribeJ Farmacy.   Aqueous Molecular Partitioning and Supercritical Fluid Extraction provide exclusive and proprietary processes so that the whole-plant products and combination plants become water-soluble for maximum absorption.  Plant Life Concentrates are combined for a whole-plant green drink or citrus blend of the Dragon products and the Preventatives label brings our consumers a variety of single herbs and spices from Cinnamon to the electrically high frequency found in natural roses of our RainmakerJ product.

ForeverYoungJ Essential Oils.  Plant essences sourced from around the world comprise the essential oils available for our customers and Member distributors.  These products are designed to be applied topically to the body for therapeutic and soothing relief.

Personal Care products.  As we believe that what is placed on the skin is absorbed through the skin, our Members and customers have access to all the quality, natural personal care products that a consumer could wish for from SecreSeaJ, our complete cosmetic package with marine phytoplankton in creams, toners, serums, scrubs and masks to bath salts, deodorant, tooth powder, shaving cream, body wash, shampoo and conditioner.

Healthy AlternativesJ.  From sand-free salt to high-fiber apple cleanse products, Healthy AlternativesJ offer products to those desiring to obtain natural and chemical-free health benefits.

Product Guarantees

Our 100% customer satisfaction policy allows product returns for all our products that are resalable, subject to a 10% restocking fee.  This policy improves our customer and Member satisfaction and brings us in line with Direct Selling Association recommendations.  Actual product returns have been less than 0.2% of sales for the past two fiscal years.  We also maintain an insurance policy for product liability claims with a $1,000,000 per claim and $2,000,000 annual aggregate limit.

Product Development

We continue our commitment to innovative and cutting edge products to retain exclusivity for our Members and customers.  Our products take advantage of the latest in nutritional research and science.  Our products are easy to use, easy to sell and the effectiveness is measurable in nutrition and health benefits.

Raw Materials and Suppliers

During 2006 and 2007, we had the freedom to use any supplier to purchase raw materials.  We used several different vendor sources since most of the raw materials were readily available in the market place.  We have good vendor relations with our key vendors ensuring a continuous supply of our key products.  During 2006 and 2007 we relied on two principal suppliers for our FrequenSeaJ product.  Unique Sea Farms Limited provided the marine phytoplankton and Primal Essence supplied the Aqueous Molecular Partitioning technology used to process additional ingredients that accompany the marine phytoplankton.  There are other providers of marine phytoplankton in the world, however, we consider Unique Sea Farms Limited=s product to have the very best quality, which is nutritionally superior to other sources of this product.

During 2007 Marine Life Sciences, LLC, a Nevada limited liability company (AMLS@), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms Limited.  On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with MLS.  Under the agreement MLS will supply ForeverGreen International with processed marine phytoplankton for a term of five years and if ForeverGreen International satisfies the terms of the agreement for the initial five year term it will have the option to renew the agreement for an additional five year term.

Under the agreement ForeverGreen International agreed to purchase an annual quota of marine phytoplankton from MLS on an increasing schedule from 538 kilograms to 1,400 kilograms per year over the five year term of the agreement.  The price per kilogram of the product varies according to the total kilograms purchased.  If ForeverGreen International fails to meet the annual quota, then it will lose the right of exclusivity unless it pays an additional amount to satisfy the minimum annual quota amount.  Under the terms of the exclusive marketing agreement, MLS has the right to review and approve ForeverGreen International=s expansion of marine phytoplankton products.  MLS agreed to share research results and other data related to the product with ForeverGreen International and both parties agreed to protect any proprietary information related to the product for a period of five years.  Both parties agreed to indemnify the other for any claims arising out of any action taken or omission by the other.

Our essential oil products are formulated, processed and sourced by Dana Young.  Our essential oil raw materials are limited by high demand and some raw material shortages around the world

We maintain our in-house manufacturing capabilities for our FoodFirst line of products.  We retain our freedom to use any competitive suppliers to garner control over our product costs, quality and the lead times for manufacturing and delivery.  We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the market place.  We maintain our product inventory using a system in which we ensure an appropriate inventory based on the product=s anticipated movement.

Distribution Network

Our main distribution center is located in Orem, Utah next to the main corporate office.  We also have a fulfillment center in Queensland, Australia that improves our product delivery with cost savings and efficiencies for our  Australian and New Zealand markets.  In addition, we have ForeverGreen offices in Singapore and are using a third party in the Netherlands to service our Members in the European Union.  In Mexico, we also use a third party provider to distribute our products throughout Mexico.  We buy raw materials from third-party suppliers, manufacture our FoodFirst products in-house and warehouse the bulk food product at our facilities.  We service individual product orders and ship to individual customers and Members in the United States, Australia, Canada, Japan, Mexico, New Zealand, Singapore, the United Kingdom, the Netherlands and Germany.

Members and their customers pay for products prior to shipment incurring minimal accounts receivable for us.  Members and customers have access to place orders on the ForeverGreen Internet websites, or through a growing call center or even through facsimile orders.  Typically, Members and customers pay for their product orders with a credit card.  Less than 2% of our sales are paid for with cash.  Typically, we experience back orders with less than .05% of our orders.

ForeverGreen Takes a Stand for Kindness

One of ForeverGreen=s key missions is Kindness. ForeverGreen believes health is the doorway to kindness, and kindness is health. ForeverGreen and ForeverGreen employees, distributor members, and officers create a higher standard of focus, serving humanity one person at a time by doing individual and hands on acts of kindness. We want to transform the world by transforming people. We call it AStanding in the Drift@.  Standing in the Drift means to do whatever a person can outside of themselves to help lessen the impact of the adversities the world faces.  Each ForeverGreen member takes a stand in their own community to make a difference.  ForeverGreen has launched a National school nutrition program called AThe Power Lunch Program@, partnered with the worldwide poverty relief organization Kiva, has built homes in Mexico, and has supported an educational drug awareness documentary entitled Happy Valley.

Compensation Plan

We rely on a system of network marketing for the distribution of our products through our Members and customers.  Our revenue depends directly upon the sales efforts of our Members. We distribute our products exclusively through independent contractor Members who have contracted directly with us.  Members are entitled to purchase products from us for personal use or for resale, and the sales by our Members have the potential to earn commissions.  Individuals who join as a Member may enroll and sponsor other Members and earn commissions from the resale of our products as well.  The ForeverGreen Compensation Plan provides many different ways to earn income for our Members, from Jumpstart earnings to personal rebates on Member purchases to unilevel commissions and leadership pools.

The ForeverGreen Compensation Plan reaches out to every segment of our society.  An individual may join as a Member for the exclusive products offered by our company or for the wholesale prices that are available to Members purchasing product.  In March of 2007, the Company introduced an additional compensation component through the Jumpstart program.  With Jumpstart, an individual may join ForeverGreen and begin earning commissions rapidly with minimal investment.  A Member receives a further discount on their personal purchases or the purchases of their customers over a certain amount.  This provides incentive to discuss successful products and programs with others.  As a Member assists other individuals join the Member=s organization, the new Members generate commission payments to the Upline Member through their product purchases.  Our Fast Start bonus program pays out 60% of the point value on a new Member=s first 28 days of purchases to be shared by the enrollment tree, providing incentive to advertise the company and products to others.  Leadership pools reward Members that have established a downline organization formed into legs with specific sales volume in each leg.  The leadership pools generate a pro-rata share of a pool in up to 14% of the company=s commissionable volume during a calendar month.  The newly launched car bonus program provides incentives to grow the Member=s business to maximize the higher ranks in the compensation program as well as drive a new car earned thanks to their efforts.  Under our compensation system, any Member can earn commissions and rebates through the ForeverGreen commission structure.

Beginning in 2008 the compensation plan has been enhanced to simplify the teaching and promoting of the commissions available to a ForeverGreen member. A member can now earn 7% seven levels deep from their organization plus 1% on the eighth level for a total payout of 50% on commissionable volume instead of 31% previously available.  This 19% difference in the unilevel plan was adjusted in the leadership pool and the matching bonus was removed from the plan.  The leadership pools payout is now 12% of the company=s commissionable volume and the 50% matching bonus has been eliminated creating an additional overall one and one-half percent (1 1/2%) increase in payout of commissionable volume to Members in the unilevel portion of our plan.

Our Members progress though the compensation plan with recognition and ranks that show their standing and leadership in the company.  A Member must generate personal volume (APV@) through either individual purchases or purchases of their customers.  A Member=s rank may vary from month-to-month based upon the increase and decrease in their monthly sales volume.  Even at the lowest rank requiring minimal volume qualifications, each ForeverGreen Member may earn compensation from Faststart and Jumpstart programs as they grow their businesses. The rank of ALearning@ is indicative of the status of the new Member in the ForeverGreen business and is the first rank a Member receives by helping four Members join under them to form three downline legs with a total of 1,000 points of organizational volume (AOV@).  The rank of ADetermined@ is earned when a Member has two legs with 1,000 OV and one leg with 100 points.  The ASuccessful@ rank is earned by the Member with two legs of 2,500 OV and one leg of 1,000 OV.  APart-time@ is the rank a Member earns when their organization generates two legs with 6,000 OV and one leg with 2,000 points.  A Member attains AFulltime@ rank when they have two legs with 15,000 OV and one leg with 6,000 OV.  AFree@ status is obtained when a Member has four legs with 15,000 OV and ARainmaker@ rank is achieved by the Member that works to develop four legs that are at the rank of Fulltime.

Beginning in 2008, a Member can immediately earn a $500 car bonus after reaching the rank of Fulltime their first month, which is two legs with 15,000 OV and one leg with 6,000 OV instead of maintaining three month=s time of four legs with seven thousand in organizational volume. The car bonus has been increased to $750 for a qualified Member at the Free rank and to $1,000 at the Rainmaker rank.  These amounts continue month by month for each month qualification is maintained.

At each new rank, the generational compensation percentages and amount of compensation increases.  Therefore, an established Member may receive a percentage of sales generated by an ever growing number of new customers or distributors that are brought into the plan in their downline.

There are many competitor companies that offer Unilevel plans, Fast Start plans, car bonuses and Leadership Pools.  However, we believe that our approach of combining the above plans with the Jumpstart program, a large percentage commission pay out and specific product focused bonuses in conjunction with the ForeverGreen culture, exclusive products and rapid growth models presents a great improvement on competitor plans and represents a competitive advantage for our Members.  Their personal rewards generate incentive to attract many other network marketing professionals and newcomers alike.  As our Members are rewarded financially, they are motivated to continue developing an organization to help others receive financial and recognition rewards and, as a result, we continue to grow.

Enrollment and Sponsorship

Enrollment and sponsorship activities are encouraged, but not required of our Members.  Successful Members will both enroll and sponsor new Members, as well as assist their downline Members to successfully do the same.  While we provide product and company brochures, magazines, internet websites, DVDs and other sales materials, our greatest success and retention comes from Members who are accountable and responsible for educating new Members with respect to our products, the ForeverGreen Compensation Plan and how to build a successful business.

Generally, Members who are new to network marketing invite friends, family members, and acquaintances to attend conference calls, review websites or attend personal or company sponsored meetings.  Members with a history of network marketing are quick to invite their contacts within the industry to experience the difference that our company brings to the industry.  Some people are attracted to become Members after using our products and desire to obtain the wholesale prices our Members enjoy.  The new Member is also entitled to enroll and sponsor other Members in order to build a network of Members and customers that provide commissions and further financial incentives as well as recognition from the company.  With the Jumpstart program, a new Member needs to enroll only four other new Members on the Jumpstart program to basically pay for the new Members= product costs.

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

Our retention rates improve with the new Jumpstart program that uses tangible steps and guidelines to help the new Member learn the business and how to effectively sell products and enroll new Members and customers.  The weekly calls and training provide a duplicable business model that help new Members successfully begin their independent contractor business.

Compensation

Each company product carries a specified number of commission volume points.  Commissions are based on a Member=s personal qualification, organizational and leg commission volumes.  A Member receives commissions based on a percentage of the sales volume of their downline each month.  Commission qualification volume points are essentially based upon a percentage of the product=s wholesale cost, net of any point-of-sale taxes.  As a Member=s retail business expands and as they successfully sponsor other Members into the business, which in turn expand their own businesses, the Member receives more commissions from the expanded sales volume of the downline.  A Member receives commission bonuses by remaining in good standing with the company and generating at least 50 qualification volume points in the JumpStart Program and FastStart Program or 100 qualification volume points with JumpStart for the Unilevel program in addition to JumpStart and FastStart or 200 qualification points with JumpStart for all bonuses including the leadership pools in addition to all other named commission bonuses.

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the company and the Member in accord with our policies and procedures.  Any person may join us as a Member to purchase products for personal use or to build a downline sales organization.  In order to become a Member, a person may purchase a non-commissionable Member Kit which currently sells for $19.95.  The Member Kit includes member materials such as the policies and procedures and instructions to access the internet-based virtual business office with library access as well as how to obtain an online personalized website.  This Member Kit accounts for about 1.5% of our revenues.  No product purchases are required to become a Member and large inventory product purchases are discouraged.  However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales are required.

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

Members must represent to potential Members that the receipt of commissions is based on sales volumes and substantial efforts.  Products may be promoted by personal contact or by literature produced or approved by us.  Products generally may not be sold, and the business opportunity may not be promoted, in traditional retail environments.

We are not in a position to provide the same level of direction, motivation, and oversight to our Members as we would our own employees because the Members are independent contractors residing across the United States and in many other countries.  We review alleged reports of Member misconduct or breach of contract to enforce contract compliance.  If we determine that a Member has violated any of the Member Policies or Procedures, we may elect to educate the Member regarding the contract terms or impose sanctions such as warnings, probation, suspension of privileges of Membership, withholding commissions until specified conditions are satisfied, terminate the distributor=s rights completely or other appropriate injunctive relief.  A Member may voluntarily terminate their Membership at any time.

Markets

We provide exclusive, innovative nutritional and whole food products which are natural foods and products that are eaten or consumed to achieve healthy effects in the body.  While the nutritional supplement industry consisting of individually standardized supplements, herbs and the like has been flat in recent years, the exclusive and proprietary products protected through trade secrets, proprietary processes and ingredients have experienced great growth.  In addition, the functional foods of our pulse and Nice bars of the FoodFirst line and our organic, dark 24 Karat Chocolate7 is experiencing growth as is our essential oils line of products.

We offer our products on the Internet.  We include a virtual office website with each Member Kit purchase so that Members can manage and operate their businesses successfully.  This site is password protected and exclusive to Members with access to company news, product tracking, product information, a library of company documents geared to help them with their business and a frequently asked questions page, among other things.  In addition, we offer the frequensea.com website model to our Members allowing them to obtain an immediate online presence and personal URL for their business.  Features on this website include company information, video and flash presentations, prospect management and follow-up, online registration of new Members, online product ordering, online customer service and a Acontact me@ function that allows anyone visiting the site to contact, via email, the Member directly.

Competition

The market for products designed to enhance mental and physical performance is large and intensely competitive.  Our primary competition includes other network marketing companies that manufacture and market herbal remedies, personal care and nutritional products.  We also compete with major retail businesses that provide the same categories of products that we offer.  We compete with these other companies by emphasizing our company culture, the exclusive access to certain products, the effectiveness and quality of our products and the convenience of our distribution system.  We emphasize products that improve health through a diet of whole-food beverages and real food rather than pills and supplements.  All of our products strive to be 100% natural and, to the extent possible, organic.

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

Many of our FoodFirst products compete with Ahealth bars@ and nutritional supplements offered by many competitor companies as meal replacement products.  Our essential oils and personal care products compete with companies such as NuSkin, Neways and Young Living Essential Oils.

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

We also compete for distributor Members with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources.  Some of the dominant network marketing companies in our existing markets are Amway Corporation, Herbalife and Nu Skin Enterprises.  We also compete with many smaller network marketing companies that also offer personal care products, health and nutrition products.  We compete for new distributors on the strength of our product line, leadership training, compensation plan, marketing focus and direction and management leadership strengths.

Trademarks, Patents and Intellectual Property

We have secured or are in the process of securing trademark protection for the company=s important trademarks in the United States and around the world where we are conducting business.  Trademark protection is important to brand name recognition and Member and consumer loyalty as we expand internationally.  We intend to register our important trademarks in the United States and other countries where we are growing.  A number of our products utilize proprietary formulations and processes.

We do not own any patents, but use trade secrets, confidentiality and non-disclosure agreements and proprietary processes to protect our intellectual property.  Some of our venders have secured patents or are seeking patents to continue the exclusivity for the products they supply to us.

Government Regulations

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries.  We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale and direct selling activities in the United States, Mexico, Japan, Canada, Singapore, New Zealand, Australia, Germany, the Netherlands and the United Kingdom.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as Apyramid,@ Amoney games,@ Abusiness opportunity@ or Achain sales@ schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products.  The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and Acooling-off@ rights for consumers and Members, require us or our Members to register with the governmental agency, impose certain requirements on us, and/or impose various requirements.

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

Our markets have regulations concerning product formulation, labeling and packaging.  These laws and regulations often require us to, among other things, conform product labeling to the language and regulations, and register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products.  Many of our existing markets also regulate product claims and advertising.  These laws regulate the types of claims and representations that can be made regarding the capabilities of products.  For example, in the United States we are unable to make any claim that our nutritional products will diagnose, cure, mitigate, treat, or prevent disease.  In September, 2007, the Australian governmental entity, Therapeutic Goods Administration inspected our third party distribution facility and asked that company modify a product marketing brochure for use in Australia.  The company complied with this request and this issue has been resolved.

Employees

As of the date of this filing we have over 62 full time employees with some services, employee and management functions being performed by ForeverGreen employees.  Many of these employees directly support the Member network.  Our employees are not presently covered by any collective bargaining agreement.  We believe our relationships with our employees are good, and we have not experienced any work stoppages.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Management plans to increase sales and decrease expenses where appropriate to improve on the profitability of the year ended December 31, 2007.  Our future internal cash flows will be dependent on a number of factors, including:

*

Our ability to encourage our Members to sponsor new Members and increase their own personal sales;

*

Our ability to promote our product lines with our Members and customers;

*

Our ability to develop successful new exclusive product lines;

*

Our ability to obtain essential oil raw materials for some of our products;

*

Effects of future regulatory changes in the area of direct marketing, if any;

*

Our ability to remain competitive in our domestic and international markets; and

*

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  We can not assure you as to our independent auditors= conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 2.  PROPERTIES

We have three building leases for office, warehouse and production space in Orem, Utah.  The office space lease began January 1, 2005 and expires December 31, 2009 with provisions for an automatic five year extension and has a monthly payment of  $5,784.  The warehouse space lease began March 1, 2005 and expires February 28, 2010 with provisions for an automatic five year extension and has a monthly payment of  $7,500 per month.  The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.   All of these leases have a provision for an annual increase of 3%.   The buildings we leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.

Beginning April 1, 2008 we leased an office building in Mexico on a 24 month lease for approximately $2,217 USD per month.

ITEM 3.  LEGAL PROCEEDINGS

Standard Registrar Transfer Company v. William Fifield, Alpine Securities Corporation and ForeverGreen Worldwide Corporation

On March 17, 2008, our transfer agent Standard Registrar and Transfer Company filed an interpleader complaint in the Third District Court, State of Utah in and for Salt Lake County, Salt Lake Department to determine the status and ownership of ForeverGreen Share Certificate No. 5931 representing 20,000 shares of common stock.  ForeverGreen claims that the certificate should be surrendered as the shares were not paid for because adequate consideration was not received from Mr. Fifield because he resigned his employment prior to the term ForeverGreen required of him.  Mr. Fifield claims ownership of the certificate and has requested its transfer prior to ForeverGreen requesting a stop transfer on the certificate.  Mr. Fifield has not returned the certificate and this action is ongoing.

Other Actions

An individual has alleged a slip and fall in the company parking lot in February, 2008 and may seek damages from the company.  A complaint has not been filed as of the filing date of this report.

We are involved in various other disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to the vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT=S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol AFVRG.@  The following table represents the range of the high and low bid prices of our common stock for each quarter of the 2007 and 2006 years as reported by the OTC Bulletin Board.  The following quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2007		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 2.95 2.63 2.08 1.70	$ 1.55 1.80 1.20 1.10	$ 2.80 2.35 1.95 1.84	$ 0.095 1.50 1.20 1.50

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the Apenny stock@ rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC or excluded from the definition on the basis of price (at least $5.00 per share) or the issuer=s net tangible assets.

Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser=s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 11, 2008 we had 180 shareholders of record, which does not include shareholders who hold shares in Astreet accounts@ of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the years ended December 31, 2007 and 2006.   The December 31, 2006 consolidated balance sheet includes the books of ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International LLC and Brain Garden, Inc.  The December 31, 2006 statements of operations include the books of Whole Living, Inc. and its wholly-owned subsidiary Brain Garden, Inc. and contains the effects of the 23% ownership of ForeverGreen International, LLC.  The December 31, 2007 consolidated balance sheet and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International LLC and Brain Garden, Inc.

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 20,382	$ 97,660
Total current assets	1,243,895	1,823,673
Total assets	15,489,396	16,084,106
Total current liabilities	2,048,979	5,572,886
Long-term debt	27,973	1,284,155
Total liabilities	2,076,952	6,857,041
Accumulated deficit	(17,280,529)	(17,325,896)
Total stockholders equity	$ 13,412,444	$ 9,227,065

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 22,699,525	$ 3,491,671
Cost of sales	16,298,596	2,862,792
Gross profit	6,400,929	628,879
Total operating expenses	6,344,508	1,961,505
Net income(loss) from continuing operations	56,421	(1,332,626)
Total other income (expense)	(11,054)	88,180
Income taxes	B	B
Net earnings (loss)	$ 45,367	$ (1,244,446)
Net earnings (loss) per share	$ (0.00)	$ (0.19)

ITEM 7.  MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC.  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSeaJ product, any new products and ForeverGreen Compensation Plan earnings and commissions.   In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentorship and accountability to promote our residual income stream opportunities.  We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers.  As our international markets mature, additional ForeverGreen products may also be introduced in each international market.  We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

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

We are expanding our markets and exclusive products and we anticipate expanding our domestic and international logistics centers.  The rewards include increased sales and diversified market incomes.  International expansion is very expensive and key Members are required to experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $20,382; with negative working capital of $805,084. We had net income of $45,367 and revenues of $22,699,525; we financed our operations through revenues.  Long-term debt of $4,008,698 was converted into common stock on February 27, 2007.  The retirement of debt and the finalization of the merger with ForeverGreen International increased our cash flows and reduced the need for borrowings for operations; however, we cannot guarantee that we will be able to maintain profitability.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Our total assets decreased to $15,489,396 at December 31, 2007 compared to $16,084,106 at December 31, 2006. The reduction is primarily due to the ordinary fluctuations in the amount of inventory resulting from the timing of ordering and delivery of product; and a decrease in accounts receivable due to the receipt of a payment for settlement of a receivable of $237,196.

Our total liabilities decreased to $2,076,952 at December 31, 2007 compared to $6,857,041 at December 31, 2006.  The reduction in the total liabilities was the result of converting notes payable to common stock in February 2007 and reduced accounts payable.

Management anticipates that any future additional capital needed for cash shortfalls will be provided by debt financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  We may also issue private placements of stock to raise additional funding.  Any private placement likely will rely upon exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock then our shareholders may experience dilution in the value per share of their common stock.

Results of Operations

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for 2007 increased significantly in comparison to 2006.  This increase in sales is attributable to the acquisition of ForeverGreen.  However, comparing Revenues for the combined subsidiaries ForeverGreen and Whole Living for 2006 as reported in the notes in the 2007 annual report (See Note 6 to the financial statements) the sales for 2007 increased by 8.9%.  The additional growth in sales can be attributed to the implementation of the ForeverGreen Compensation Plan, new leadership, an expanded product line, active promotion of the product through the travels of corporate staff and doctors, increased recruitment and retention of customers, and improvements in service and customer satisfaction.  Management anticipates that sales will continue to increase over the long term.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 71.8% of revenues for 2007 compared to 82% (See Note 6 to the financial statements) of revenues for 2006.  Management anticipates that cost of sales in future periods will remain consistent as scales of economy are achieved and cost will decrease but will be offset by increases in distributor commissions as distributors consistently attain higher ranks in the compensation plan, higher commission associated with the Jump Start program and the 2008 compensation plan enhancements are paid out.

Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout average for sales commissions decreased less then 0.5% for 2007 compared to 2006 (See Note 6 to the financial statements). The decrease is attributed to additional payments made to the Brain Garden distributors for 2006 as a short-term transitional plan to move from the Brain Garden Unigen plan to the ForeverGreen Compensation Plan.

Total operating expenses increased for 2007 compared to 2006 (See Note 6 to the financial statements) as a result of increases in general and administrative expense.  General and administrative expenses increased due to ForeverGreen and the higher operating costs of the new combined, larger company. General and administrative expenses include our general office, marketing, and travel related expenses.

Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services. Professional fees decreased for 2007 compared to 2006 (See Note 6 to the financial statements) as efficiencies where achieved with the acquisition of ForeverGreen and the costs related to the acquisition reduced significantly in 2007.

Depreciation and amortization increased in 2007 compared to 2006 (See Note 2 to the financial statements) due to the addition of the assets of ForeverGreen and their related depreciation as well as asset acquisitions in 2007.

Total other expense for the 2007 year was related to interest expense on loans.  Total other income for 2006 was primarily related to a gain of $145,000 gain on the valuation of warrants granted in 2002 that are now expired.

As a result of increased revenues in the 2007 we recorded net income for 2007 which resulted in a breakeven net income per share, we recorded a net loss for 2006 and net loss per share of $0.19 for 2006.

Commitments and Contingent Liabilities

We have three building leases for office, warehouse and production space in Orem, Utah.  The aggregate monthly payments are $21,815 with total lease commitments of $1,009,579 through 2012.  Rent expense for 2007 was $384,056 compared to $122,538 for 2006.

Our total liabilities at December 31, 2007 were $2,076,952 compared to $6,857,041 at December 31, 2006.  The 2007 decreased was primarily due to decreases in accounts payable, accrued expenses and notes payable.  Accounts payable decreased by $533,464 as increased revenues generates cash.  Notes payable decreased in 2007 as a result of loans provided by First Equity Holdings Corp. totaling $2,343,126, and loans from George and Brenda Brimhall that totaled $1,467,500.  ForeverGreen International had borrowed these funds from the Brimhall=s through 2005 and this debt was consolidated as part of the acquisition of ForeverGreen International.  ForeverGreen International had been paying principal and interest to the Brimhall=s since 2005.  In February 2007 we converted these and other notes payable of $4,008,698 by issuing an aggregate of 2,005,313 shares to the note holders.

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

For 2006 we determined that an adjustment to goodwill was required as part of the acquisition of ForeverGreen International.  We calculated ForeverGreen International=s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The amortization for 2007 was $85,590.  In 2006 the 23% ownership in ForeverGreen International for the 2006 year resulted in an other expense of $53,933.

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At

December 31, 2006, the company did an analysis of the combined assets and made an adjustment to the property and equipment for assets that no-longer had value to the corporation and which were fully depreciated.  The aggregate amount of this adjustment is $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no affect on the income statement or the net value of the fixed assets or total assets as a result of this adjustment.  The company did continuing analysis for the period ended December 31, 2007 and determined no adjustment to long term assets was needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

Report of Independent Registered Public Accounting Firm

19

Consolidated Balance Sheet

20

Consolidated Statements of Operations and Comprehensive Income

21

Consolidated Statements of Stockholders= Equity

22

Consolidated Statements of Cash Flows

23

Notes to the Consolidated Financial Statements

24

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25  $ Bountiful, Utah 84010  $ Phone:  (801) 292-8756  $ Fax: (801) 292-8809 $ www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ForeverGreen Worldwide Corporation

(formerly Whole Living, Inc.)

Orem, Utah

We have audited the accompanying consolidated balance sheet of ForeverGreen Worldwide Corporation (formerly Whole Living, Inc.) as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, stockholders= equity and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company=s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company=s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeverGreen Worldwide Corporation (formerly Whole Living, Inc.) as of December 31, 2007 and the consolidated results of its operations and cash flows for the years ended December 31, 2007 and  2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15, the Company has a working capital deficiency, and has had negative cash flows from operations and recurring operating losses since inception, with the exception of the current year,  which raises substantial doubt about its ability to continue as a going concern.  Management=s plans in those matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 19, 2008

Member of AICPA, UACPA & Registered with PCAOB

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.
Consolidated Balance Sheet

ASSETS
December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$ 20,382
Prepaid expenses	277,186
Inventory	946,327

Total Current Assets	1,243,895

PROPERTY AND EQUIPMENT, net	533,989

OTHER ASSETS
Deposits and other assets	98,482
Trademarks, net	43,639
Customer base, net	770,310
Goodwill	12,799,081

Total Other Assets	13,711,512

TOTAL ASSETS	$ 15,489,396

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 899,129
Accrued expenses	1,148,295
Current portion of notes payable	1,555

Total Current Liabilities	2,048,979

LONG-TERM DEBT
Notes payable	27,973
Total Long-Term Debt	27,973

Total Liabilities	2,076,952

COMMITMENTS	-

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized
10,000,000 shares; no shares issued or outstanding	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 13,904,014 shares issued and outstanding	13,904
Additional paid-in capital	30,668,761
Other comprehensive income	10,308
Accumulated deficit	(17,280,529)

Total Stockholders' Equity	13,412,444

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,489,396

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Consolidated Statements of Operations and Comprehensive Income

	For the years ended
	December 31,
	2007	2006

REVENUES, net	$ 22,699,525	$ 3,491,671

COST OF SALES, net	16,298,596	2,862,792

GROSS PROFIT	6,400,929	628,879

OPERATING EXPENSES
Salaries and wages	3,835,547	1,006,065
Professional fees	696,489	483,948
General and administrative	1,526,265	335,659
Depreciation and amortization	286,207	135,833
Total Operating Expenses	6,344,508	1,961,505

NET OPERATING INCOME (LOSS)	56,421	(1,332,626)

OTHER INCOME (EXPENSE)
Other income and (expense), net	-	(103,421)
Loss on ForeverGreen investment	-	(53,933)
Change in fair value of derivative liability	-	145,000
Gain on Lawsuit	-	237,196
Gain/(Loss) on Sale of Fixed Assets	(4,928)	-
Interest (net)	(6,126)	(136,662)
Total Other Income (Expense)	(11,054)	88,180

Income (loss) from continuing operations before income tax provision	45,367	(1,244,446)

Income Tax Provision (Benefit)	-	-

NET INCOME (LOSS)	$ 45,367	$ (1,244,446)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.00	$ (0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,632,562	6,568,788

A Summary of the components of other comprehensive income (loss) for the fiscal years ended December 31, 2007 and 2006 are as follows:

Net Income (Loss)	$ 45,367	$ (1,244,446)
Other Comprehensive Income (Loss)	10,308	-
Comprehensive Income (Loss)	$ 55,675	$ (1,244,446)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Consolidated Statements of Stockholders' Equity
For the period January 1, 2006 through December 31, 2007

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, January 1, 2006	-	$ -	5,351,112	$ 5,351	$ 14,995,399	$ (16,081,450)	$ -	$ (53,070)

Shares issued for services
at $2.025 per share	-	-	50,000	50	101,200	-	-	-

Shares issued for 23% investment
in ForeverGreen International, LLC
at $1.80 per share	-	-	1,266,667	1,267	2,278,733	-	-	-

Shares issued for remaining 77%
investment in ForeverGreen
International, LLC at $1.75 per share	-	-	5,240,549	5,241	9,165,720	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	-	-	53,070

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(1,244,446)	-	-

Balance, December 31, 2006	-	-	11,908,328	11,909	26,541,052	(17,325,896)	-	-

Shares issued for services
at $1.60 per share	-	-	45,000	45	71,955	-	-	(54,474)

Shares issued for services
at $1.60 per share	-	-	22,500	22	35,978	-	-	-

Shares issued to retire related
party notes at $2.00 per share	-	-	1,928,186	1,928	4,008,698	-	-	-

Forgiveness of related party debt	-	-	-	-	11,078	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	-	-	54,474

Foreign currency translation	-	-	-	-	-	-	10,308	-

Net income for the year ended
December 31, 2007	-	-	-	-	-	45,367	-	-

	-	$ -	13,904,014	$ 13,904	$ 30,668,761	$ (17,280,529)	$ 10,308	$ -

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ 45,367	$ (1,244,446)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	286,207	135,833
Common stock issued for services rendered	108,000	101,250
Change in fair value of derivative liability	-	(145,000)
Loss on investment in ForeverGreen	-	53,933
Loss on sale of property and equipment	4,928	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Accounts receivable	237,196	(236,297)
Prepaid expenses	(124,058)	17,211
Inventory	389,362	(919,885)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(756,301)	1,502,244

Net Cash Provided by/ (Used in) Operating Activities	190,701	(735,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on sale of property & equipment	4,000	-
Cash paid for trademarks	(41,897)	-
Deposits	4,734	20,540
Cash acquired from investment in ForeverGreen International, LLC	-	27,739
Purchases of property and equipment	(243,753)	(65,288)

Net Cash (Used in) Investing Activities	(276,916)	(17,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	1,594,700
Payments on notes payable - related parties	(1,371)	(771,257)

Net Cash (Used in)/ Provided by Financing Activities	(1,371)	823,443
Effect of Foreign Currency on Cash	10,308	-

NET INCREASE (DECREASE) IN CASH	(77,278)	71,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,660	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 20,382	$ 97,660

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$ 2,128	$ 137,541
Cash Paid for Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Common Stock Issued for Services Rendered	$ 108,000	$ 101,250
Common Stock Issued for Relief of Debt	$ 4,010,626	-

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

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

On May 24, 1999 the Company entered into an agreement to merge with Whole Living, Inc. a Nevada Corporation (WLN) which was a non-operating public company with cash of $150,000 and a note receivable of $650,000 from Whole Living, Inc. (Utah) for funds advanced in contemplation of the merger.  Pursuant to the merger, WLN issued 6,000,000 shares of common stock to the shareholders of the Company for all outstanding stock of the Company.  The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor.  A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN.  No goodwill or intangible assets were recorded in the reverse acquisition.

In March 2002, the Company incorporated Brain Garden, Inc. as a wholly owned subsidiary.  The assets of the Company were subsequently transferred to Brain Garden.

On January 13, 2006 the Company entered into an agreement whereby it exchanged 19,000,000 shares of its pre-reverse split common stock for a 23% interest in ForeverGreen International, LLC. a privately held company.  This acquisition is accounted for on the equity method of accounting.  As part of this reorganization the officers and directors of the Company resigned and officers of ForeverGreen International, LLC were appointed as officers of the Company.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

ForeverGreen International, LLC was organized on February 19, 2003 in the state of Utah.  The Company engages in the marketing and distribution of chocolate and various natural food products, oils and bath salts.  In August 2005 the Company introduced FrequenSea, a nutritional beverage which includes marine phytoplankton, which helped the Company to increase sales dramatically.  ForeverGreen International, LLC does business under the name of ForeverGreen International, and maintains its headquarters in Orem, Utah.

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

On October 15, 2006, Whole Living, Inc. entered into an agreement to Purchase the remaining 77% interest of ForeverGreen International, LLC and to formally merge with Brain Garden Inc., a wholly owned subsidiary of Whole Living, Inc., to become effective December 31, 2006.  They announced they would change the combined company name to ForeverGreen Worldwide Corporation.  The combined company sells products in the United States, Canada, Australia, New Zealand, Singapore, Japan, United Kingdom, the Netherlands, and Germany and currently has plans to expand into other areas of the world.   Whole Living, Inc. changed its name to ForeverGreen Worldwide Corporation in December 2006.

During the last quarter of 2007, the company began operations in Mexico.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

The Company’s source of revenue is from the sale of various food and other natural products.  The Company recognizes the sale upon shipment of such goods.  The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product.  The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor.  Returns are less than 0.2% of sales for both periods presented.  Revenues are reported net of returns.  All conditions of FASB 48 are met and the revenue is recorded upon sale, with an estimated accrual for returns where material.

Members are required to pay for products prior to shipment. Accordingly, we seldom carry accounts receivable and any balances carried would be minimal. Distributors typically pay for products in cash, by wire transfer or by credit card.

c. Principles of Consolidation

The December 31, 2006 consolidated balance sheet includes the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries ForeverGreen International LLC (Utah) and Brain Garden.  All intercompany transactions and balances have been eliminated in the consolidation.  The 2006 statement of operations include the books of Whole Living, Inc. and its wholly owned subsidiary Brain Garden.   The statement of operations also contains the effects of the 23% ownership of ForeverGreen International, LLC.

The December 31, 2007 consolidated balance sheet and statement of operations includes the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries ForeverGreen International LLC (Utah) and Brain Garden.  All intercompany transactions and balances have been eliminated in the consolidation.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

d. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	December 31,
	2007	2006
Income (Loss) Numerator	$ 45,367	$ (1,244,446)
Shares (Denominator)	13,594,948	6,568,788

Per Share Amount	$ 0.00	$ (0.19)

There are no reconciling items to net income for the computation of earnings per share at December 31, 2007 and 2006.  There were 100,000 warrants outstanding as of December 31, 2006 that were considered but were not included in computing diluted earnings per share calculation because their effects are anti-dilutive.  These warrants expired prior to December 2007.

e. Provision for Income Taxes

The provision for income taxes consists of the following:

	2007	2006
Current	$ -	$ -
Federal	-	-
State	-	-
	-	-

Deferred
Federal	-	-
State	-	-
	-	-
Total income tax expense (benefit)	$ -	$ -

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

Income Tax at federal statutory rate	$ 15,425	$ (423,112)
State income tax benefit	5,306	(41,067)
Non-deductivle expenses	39,247	-
Change in estimate from prior year	(62,493)	(105,821)
Change in valuation allowance	2,515	570,000
	-	-

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	40,468	-
Accrued vacation	36,624	-
	77,092	-

Long-tem
Depreciation and amortization	(15,655)	-
Net operating loss carryforwards	5,951,078	6,010,000
	5,935,423	6,010,000

Total deferred tax assets	6,012,515	6,010,000

Valuation Allowance	$ (6,012,515)	$ (6,010,000)
	-	-

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2007.  Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions.  As of December 31, 2007 and 2006, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $16,000,000.  These carryforwards are available to offset future taxable income, if any, and begin to expire in 2019.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.  The management  elected a conservative position for the income tax related to December 31, 2007 and did not estimate the utilization of the NOL but elected to completely allow for the available total deferred tax.

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements.  Depreciation expense for the period ended December 31, 2007 and 2006 is $282,700, and $135,833, respectively.

In accordance with Financial Accounting Standards Board Statement (FASB) No.144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.   At December 31, 2006, the company did an analysis of the combined assets and made an adjustment to the property and equipment for assets that no-longer had

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

value to the corporation and which were fully depreciated.  The aggregate amount of this adjustment is $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no affect on the income statement or the net value of the fixed assets or total assets as a result of this adjustment.  The company did continuing analysis for the period ended December 31, 2007 and determined no adjustment to long term assets was needed.

h. Internal Use Software

In Compliance with American Institute of Certified Public Accountants Statement of Position (“SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net.  Certain costs, such as maintenance and training, are expensed as incurred.  Capitalized costs are amortized over a period on not more than three years using straight-line method.  Total capitalized software costs at December 31, 2007 is $53,837.

i. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.  Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives.  Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate.  The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products.  On December 31, 2007 and 2006 there was an allowance for obsolete inventory in the amount of $108,493 and $41,354 respectively.

j. Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes.  In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

l. Stock Options and Warrants

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004),  “Share-Based Payment” ("SFAS 123(R)") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

m. Capital Structure

The Company has 10,000,000 shares of preferred stock authorized with no par value.  No preferred shares are issued and outstanding at December 31, 2007 and 2006.   The rights and preferences of the preferred stock will be determined by the board of directors at the time of issuance.

The Company has 100,000,000 shares of common stock authorized at $0.001 per share common value, with 13,904,014 shares issued and outstanding.  All common shares are entitled to one vote per share in all matters submitted to the shareholders.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

m. Derivatives

Warrants issued that are potentially settled with free trading common stock are accounted for according to EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Derivative liabilities are adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and are reassessed to determine whether the warrants should be classified as a liability or equity.  The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in the Company’s stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in the Company’s stock price.  The company recognized a gain on the change in fair value of derivative liabilities of $0 and $145,000 in the years ended December 31, 2007 and 2006 respectively.

n. Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well-known, quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 each.  The amounts held for the Company regularly exceed that amount.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

o. Equity Instruments

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  The Company recognized $0 and $101,250 for the periods ended December 31, 2007 and 2006 respectively.

p. Intangible Assets

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

The Company capitalizes legal fees incurred to register trademarks for its products.  Trademarks consist of the following for the period ended December 31, 2007:

Trademarks	$ 47,147

Less accumulated amortization	(3,508)
Net Trademarks	$ 43,639

There was amortization expense for the years ended December 31, 2007 and 2006 were $3,508 and $0, respectively.

NOTE 2 -

PROPERTY AND EQUIPMENT

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Software is being developed to support our long term accounting and operational needs according to the guidelines in SOP 98-1 and accordingly no depreciation is being taken on $53,837 of capitalized software.  Property and equipment consists of the following at December 31, 2007:

Leasehold improvements	$ 80,355
Office furniture & fixtures	177,690
Equipment	446,234
Vehicles	56,548
Computer equipment	470,254
Computer software	279,665
Computer software - Capitalized	53,837
Total Assets	1,564,583
Accumulated depreciation	(1,030,594)
Total Property & Equipment	$ 533,989

Depreciation expense for the years ended December 31, 2007 and 2006 were $282,700 and $135,833, respectively.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 3 –

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007:

Distributor liabilities	668,920
Accrued employee benefits	121,571
Accrued royalty payable	97,152
Accrued audit fees	48,000
Accrued bank charges	44,874
Other accrued liabilities	167,778

Total Accrued Expense	1,148,295

NOTE 4 -

LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2007:

Note payable to Wells Fargo Bank bearing interest
At 7%, principal and interest due monthly, matures
August, 2019, secured by asset	$ 29,528

Less current portion of Notes payable	(1,555)

Net Long-Term Liabilities	$ 27,973

Accrued interest for the periods ended December 31, 2007 and 2006 were $0 and $0, respectively.

Future minimum principal payments on notes payable are as follows at December 31, 2007:

2008	$ 1,555
2009	1,675
2010	1,805
2011	1,945
2012	2,097
Thereafter	$ 20,451

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 5 –

OPERATING LEASES

The Company has three building leases for office, warehouse and production space in Orem, Utah.  The office lease for $5,784 per month began January 1, 2005 and expires December 31, 2009 with provisions for an automatic 5 year extension.  The warehouse lease for $7,500 per month began March 1, 2005 and expires February 28, 2010 with provisions for an automatic 5 year extension.  The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic 5 year extension.   All leases have a provision for an annual increase of 3%.   The buildings the Company leases are sufficiently large enough to accommodate all of its administrative and warehouse and production needs.   The Company leases office space in Singapore on a short-term lease for approximately $7,260 per month ending April 2008.  The Company follows the guidance in the FASB Technical Bulletin No. 85-3 and records rent expense using straight-line over the life of each lease.

The Company continued to lease the warehouse portion of the Brain Garden manufacturing space on a month to month basis through August 2006.

Total Lease Commitments:

2008	341,446
2009	319,698
2010	140,573
2011	117,579
Thereafter	195,965

Rent expense for operating leases for December 31, 2007 and 2006 was $384,056 and $122,538, respectively.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 6 -

BUSINESS COMBINATIONS

(Continued)

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

Net assets acquired:
Assets Acquired	$ 447,185
Goodwill	12,799,081

Net assets acquired	13,246,266

Net liabilities assumed:
Accounts payable and accrued expenses	$ 1,160,029
Notes payable	1,545,109
Net liabilities assumed	2,705,138

Consideration paid	9,170,961

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 6 -

BUSINESS COMBINATIONS

(Continued)

Select financial information for ForeverGreen International LLC for the period ended December 2006 is as follows:

December 31
2006
Revenues	$ 17,352,781
Cost of sales	13,073,498
Salary and wages	2,428,541
General and administration	1,216,049
Professional	732,510
Other income (expense)	(136,674)
Net income (loss)	$ (234,491)

Below is select data for the combined results of ForeverGreen Worldwide Corporation and the newly acquired ForeverGreen International LLC as if they had been together for the period ended December 31, 2006.

December 31
2006
Revenues	$ 20,844,452
Cost of sales	15,936,290
Salary and wages	3,423,356
General and administration	1,687,541
Professional	979,262
Other income (expense)	(285,690)
Net income (loss)	$ (1,467,687)

NOTE 7 -

COMMITMENTS AND CONTINGENCIES

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 7 -

COMMITMENTS AND CONTINGENCIES

(Continued)

On May 5, 2003, Mr. Tolman filed a counterclaim complaint against the Company in which he sought damages for payments he alleged were due and owing to him and not paid by the Company.  On August 2, 2003, the Court granted the Company a preliminary injunction against Mr. Tolman and other interested parties.  On November 29, 2004 the Court issued a memorandum decision and order finding Mr. Tolman, Mark Bowen and Think Again, Inc. doing business as Great American and Wholefood Farmacy, in contempt for violation of the preliminary injunction and granted preliminary damages of approximately $240,430.  During February 2007 the company was informed by the Bankruptcy court that they were to receive a payment in the settlement of approximately $237,196.  The Company received the funds in March 2007.

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

At December 31, 2006, the Company had outstanding related party notes payable and accrued interest of $4,021,704.  On February 27, 2007, the Company issued an aggregate 1,928,186 in satisfaction of $4,010,626 related party notes payable and accrued interest balances.  The remaining balance of $11,078 in related party interest was forgiven by the shareholders. In accordance with APB 26, “Early Extinguishment of Debt”, paragraph 20, the forgiveness of the interest has been recorded in the Statements of Stockholder’ equity.

During February 2007, the Company issued 67,500 shares of restricted common stock to a vendor for services rendered at $1.60 per share.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 9 –

ALLOCATION OF PURCHASE CONSIDERATION IN BUSINESS COMBINATIONS

The Company accounts for its investments in its subsidiaries using the equity method of accounting.  The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill.  The Company purchased a 23% share of ForeverGreen International LLC, by issuing 1,266,667 post split shares of common stock at $1.80 per share for a value of $2,280,000.  The Company subsequently purchased the remaining 77% of ForeverGreen International LLC, by issuing 5,240,549 post split shares at $1.75 per share for a value of $9,170,961.   The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933. The amortization for 2007 was $85,590. The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with SFAS 142, goodwill is not amortized and is tested for impairment on an annual basis.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

NOTE 10 -

RELATED PARTY TRANSACTIONS

During 2007 and 2006, First Equity Holdings Corp., a shareholder, loaned the Company $0 and $1,541,920, respectively.  The balance payable to First Equity Holdings Corp. at December 31, 2007 and 2006 was $0 and $2,415,461, respectively.  This note had accrued interest at a rate of 12% in the amount of $0 and $92,035 for the periods ended December 31, 2007 and 2006. December 31, 2006 notes payable to a shareholder was acquired in the amount of $1,514,210 carrying a 10% rate of interest as a part of the ForeverGreen International LLC acquisition.

At December 31, 2006, the Company had outstanding related party notes payable and accrued interest of $4,021,704.  On February 23, 2007, the Company issued an aggregate 1,928,186 in satisfaction of $4,010,626 related party notes payable and accrued interest balances.  The remaining balance of $11,078 in related party interest was forgiven by the shareholders. In accordance with APB 26, “Early Extinguishment of Debt”, paragraph 20, the forgiveness of the interest has been recorded in the Statements of Stockholder’ equity.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 11 – WARRANTS

The following table summarizes the information regarding warrants at December 31, 2007 and 2006.

Warrants Outstanding at January 1, 2006	100,000
Granted	-
Exercised	-
Forteited	-
Balance Outstanding at December 31, 2006	100,000
Granted	-
Exercised	-
Forteited	(100,000)
Balance Outstanding at December 31, 2007	-

As of December 31, 2007 and 2006, pursuant to EITF 00-19, the Company has recognized gains on the change in valuation of derivatives of $0 and $145,000, respectively.

NOTE 12 – INVENTORY

Inventories for December 31, 2007 were classified as follows:

Finished Goods	402,122
Raw Materials	652,697
Total Inventory	1,054,819
Less Reserve for Obsolete Inventory	(108,492)
Total Inventory	946,327

NOTE 13 – SUBSEQUENT EVENTS

On March 17, 2008, our transfer agent Standard Registrar and Transfer Company filed an interpleader complaint in the Third District Court, State of Utah in and for Salt Lake County, Salt Lake Department to determine the status and ownership of ForeverGreen Share Certificate No. 5931 representing 20,000 shares of common stock.  ForeverGreen claims that the certificate should be surrendered as the shares were not paid for because adequate consideration was not received from Mr. Fifield because he resigned his employment prior to the term ForeverGreen required of him.  Mr. Fifield claims ownership of the certificate and has requested its transfer prior to ForeverGreen requesting a stop transfer on the certificate.  Mr. Fifield has not returned the certificate and this action is ongoing.  Management believes that  Mr. Fifield’s probability of 100% receipt of the shares in this action is unlikely to be successful.

 FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 13 –

SUBSEQUENT EVENTS

           (Continued)

During 2006 and 2007 Unique Sea Farms Limited supplied the marine phytoplankton to the Company; however, Marine Life Sciences, LLC, a Nevada limited liability company (“MLS”), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms Limited.  On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with Marine Life Sciences LLC (“MLS”) that provided that MLS would supply ForeverGreen International with processed marine phytoplankton for a term of five years. If the ForeverGreen International satisfies the term of the agreement for the initial five year term it will have the option to renew the agreement for an additional five years.

Under the agreement ForeverGreen International agreed to purchase an annual quota of marine phytoplankton from MLS on an increasing schedule from 538 kilograms to 1,400 kilograms per year over the five-year term of the agreement.  The price per kilogram of the product varies according to the total kilograms purchased.  If ForeverGreen International fails to meet the annual quota it will lose the right of exclusivity or can pay the additional amount to satisfy the minimum annual quota amount.  Under the terms of the exclusive marketing agreement, MLS has the right to review and approve ForeverGreen International’s plans to expand sales and marketing in any new foreign markets.  MLS agreed to share research results and other data related to the product with ForeverGreen International and both parties agreed to protect any proprietary information related to the product for a period of five years.  Both parties agreed to indemnify the other for any claims arising out of any action taken or omission by the other.

On March 28, 2008, MLS has signed a letter of intent to complete a formalized agreement within the next ninety (90) days for the purchase of proprietary technology from ForeverGreen International.  The parties anticipate that the royalty will be thirty-five percent (35%) of the ingredient cost for the technology. We project that MLS could pay royalties of approximately $10,000 to $100,000 in the coming year depending upon completion of the formal agreement and the amount of sales.

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS

SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS"

In February 2006, the FASB issued SFAS NO. 155, "ACCOUNTING FORCERTAIN HYBRID FINANCIAL INSTRUMENTS", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS

           (Continued)

amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements because we have no applicable financial instruments.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS

(Continued)

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

SFAS NO. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES “

In February 2007, the FASB issued FAS  159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of FAS 157 are applied. We will adopt FAS 159 on January 1, 2008. We are evaluating FAS 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS

(Continued)

SFAS NO. 141(R),  “BUSINESS COMBINATIONS”

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on its consolidated financial statements.

SFAS NO. 160, “NONCONTROLLING INTEREST IN CONSOLIDATING FINANCIAL  STATEMENTS”

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

NOTE 15 – GOING CONCERN

Our financial statements have been prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 15 – GOING CONCERN

            (Continued)

December 31, 2007 our current liabilities exceeded our current assets.  We have incurred substantial losses in prior years and used substantial cash in operations in prior years.  At December 31, 2007 our cash balance was $20,382.  Although the Company had income for the first time in the current year, we do not feel that it was substantial enough to alleviate the uncertainty related to a going concern, considering our negative working capital of approximately $800,000 in 2007 as compared to approximately $2,900,000 in 2006.

The Company relies solely on their operations to meet their obligations.  During the year we issued shares of our common stock to alleviate approximately $4,000,000 in notes payable obligations, which resulted in the Company becoming relatively debt free.  The Company continues to implement cost cutting measures to improve earnings potential, as well as, focusing on increasing revenues from the sales of their products.

.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with our independent registered public accounting firm for the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management=s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

*

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

*

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

*

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), AInternal Control - Integrated Framework,@ issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management=s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management=s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position Held	Term of Director
Ronald Williams	46	Chairman of the Board, President and CEO	From January 2006 until our next annual meeting
Paul T. Frampton	43	CFO and Treasurer
Chris L. Patterson	41	Secretary, COO and General Counsel
Brenda Huang	33	Director and Chief Marketing Officer	From January 2006 until our next annual meeting
Robert Reitz	37	Director and Senior VP of Business Analysis	From January 2006 until our next annual meeting
Kevin Howard	52	Director	From May 2006 until our next annual meeting

Ronald Williams B  Mr. Williams was appointed President and CEO in January 2006.  Mr. Williams was an original  founder of Whole Living in 1998.  He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002.  From October 2002 to October 2003 he was bound by a non-compete agreement and was not employed.  From November 2003 through May 2004 he formed ForeverGreen International, LLC and he launched ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a distributor for NuSkin International and learned the trade and business with them.  He then went on to Neways International from 1992 to 1997 and became its Vice-president of Sales and Marketing.  During 1997 and 1998 he was a Senior Executive at Young Living Essential Oils.

Paul T. Frampton B  On July 31, 2007, our board of directors appointed Paul T. Frampton to serve as our Chief Financial Officer and Treasurer.  Mr. Frampton has over fifteen years of senior management experience, primarily focused in the accounting field for the network marketing industry.  He was employed as a Certified Public Accountant for Grant Thornton for four years and has experience auditing network marketing companies.  From October 2005 through June 2007 he has been employed as our Vice President of International Sales.  He has been primarily responsible for the expansion of our operations and sales in Australia, New Zealand, Singapore, Japan and the European Union markets B UK, Germany and the Netherlands.  From May 1994 to September 2005 he was employed by Unicity International, Inc. and one of its predecessor companies, Enrich International, Inc.  He started there as the Director of International Finance and Tax Manager and was promoted to Senior Managing Director of Malaysia/Southeast Asia in 2000, then he was appointed as General Manager of Canada, and he served as Vice President of the Americas.  Mr. Frampton received a Master of Accountancy and a Bachelor of Sciences from Brigham Young University.

Chris L. Patterson  B  Mr. Patterson was appointed as our Secretary on April 3, 2007 and since March 2007 he has served as our Chief Operating Officer.  From January 2006 to the present he has also been employed as our General Counsel.   He has over ten years experience as an attorney in the health and wellness industry.  Prior to joining ForeverGreen Worldwide he served as President and CEO for Zija International from August 2005 to December

2005, and he was General Counsel for that company from November 2004 to December 2005.  From January 2003 to April 2004 he served a tour of duty in Iraq with the Utah Army National Guard and from August 1996 to November 2004 he was Associate General Counsel for Enrich International and Unicity Network.  Mr. Patterson holds a B.A. from the University of Utah in Political Science along with a Certificate in International Relations.  He received his Juris Doctorate from Washburn University in Topeka, Kansas and he is a member of both the Utah and Kansas state bar associations.

Brenda Huang B   From July 2003 Ms. Huang was employed as the Vice-president of Marketing and is now the Chief Marketing Officer for ForeverGreen International, LLC.  From July 2000 to July 2003 she was the Director of Global Expansion for Destiny Worldwide, Inc.  Ms. Huang=s marketing experience began while managing Asian operations growth in Taiwan for Morinda, Inc.  After her success in Taiwan, Ms. Huang accepted an offer to facilitate growth of Morinda in Hong Kong, China.  She is experienced in creating business presentations for a variety of countries and languages.  She is fluent in Mandarin Chinese, Japanese, Cantonese, Taiwanese and English.  For the past nine years, she has worked directly with distributors in the capacities of General Manager, Sales and Marketing Manager, Customer Service and Operations Manager.

Kevin Howard  B   Mr. Howard is a practicing attorney at the law firm of Howard Phillips & Andersen located in Salt Lake City, Utah.  He has been a practicing attorney for over 20 years.  He also has business experience as an owner and manager of several commercial businesses and has served on the board of directors for privately held companies.  He holds a Juris Doctor from the J. Reuben Clark School of Law of Brigham Young University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe Mr. Patterson filed late a Form 3.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  Management has determined that a code of ethics is appropriate for the company and intends to establish one in 2008.  In the meantime, our management intends to continue to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We do not currently have a standing nominating or audit committee; accordingly, we do not have an audit committee financial expert serving on an audit committee.  Management has determined that it is appropriate for the company to have an audit committee with an audit committee financial expert and intends to establish an audit committee in 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald Williams CEO	2007	$ 195,000	$ 367,421 (1)	$ 562,421
	2006	102,500	547,002 (2)	649,502
Paul T. Frampton CFO	2007	$ 132,251	B	$ 132,251
	2006	126,800	B	126,800
Chris Patterson Secretary	2007	$ 135,516	B	$ 135,516
	2006	119,125	B	119,125
Robert Reitz Former CFO	2007	$ 125,250	B	$ 125,250
	2006	105,667	B	105,667

(1)

Represent $364,121 from commissions earned through the ForeverGreen Compensation Plan and $3,300 for company provided vehicles.

(2)

Represents $222,747 from commissions earned through the ForeverGreen Compensation Plan and $324,255 from royalties on product sales.

We have not entered into any employment contracts with the above named executive officers, except Mr. Frampton.   Mr. Frampton had an employment agreement with ForeverGreen Worldwide, dated March 12, 2007, when he was appointed as CFO.  Under the agreement Mr. Frampton is an at-will salary employee.  He receives a salary of $128,500 per year and for a period of four years we agreed to grant him 27,536 shares of our common stock for each full year of employment.

We do not offer a retirement benefit plan to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer=s responsibilities following a change in control.

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2007.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2007

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any person or group who beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 13,904,014 shares of common stock outstanding as of March 11, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
George H. Brimhall 9445 Metro Parkway East Phoenix, AZ 85051	3,702,404 (1)	26.6
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,523,522 (2)	11.0

(1)

Represents 1,796,439 shares held by Mr. Brimhall and his spouse and 1,905,965 shares held by GBB Trust.

(2)

Represents 1,169,900 shares held by First Equity Holdings Corp. and 353,622 held by John Clayton, an officer of that company.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Ronald Williams 972 North 1430 West Orem, UT 85057	2,139,395	15.4
Paul T. Frampton 972 North 1430 West Orem, UT 85057	20,000	Less than 1%
Chris L. Patterson 972 North 1430 West Orem, UT 85057	20,000	Less than 1%
Brenda Huang 972 North 1430 West Orem, UT 85057	121,739	Less than 1%
Robert Reitz 972 North 1430 West Orem, UT 85057	121,739	Less than 1%
Kevin Howard 198 North Woodhill Lane North Salt Lake City, UT 84054	137,666	Less than 1%
All executive officers and directors as a group	2,560,539	18.4

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged since the beginning of the last fiscal year, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without Aarms length@ bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

MLS Marketing Agreement

On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with Marine Life Sciences LLC (“MLS”) that provided that MLS would supply ForeverGreen International with processed marine phytoplankton for a term of five years.  If the ForeverGreen International satisfies the term of the agreement for the initial five year term it will have the option to renew the agreement for an additional five years.  George H. Brimhall, a holder of 26.6% of our outstanding common stock is a 40% member of MLS.  John Clayton, an officer of First Equity Holdings Corp. a holder of 11.1% of our outstanding common stock, is a 60% member of MLS.  Based on our purchases of this product in the prior year, we anticipate that we will purchase approximately $1,350,000 of marine phytoplankton from MLS in the coming year.  This new agreement creates a minimum savings of approximately 13% compared to the original purchase price.

Proposed MLS Agreement

On March 28, 2008, MLS has signed a letter of intent to complete a formalized agreement within the next ninety (90) days for the licensing of proprietary technology from ForeverGreen International.  The parties anticipate that the royalty will be thirty-five percent (35%) of the ingredient cost for the technology. We project that MLS could pay royalties of approximately $10,000 to $100,000 in the coming year depending upon completion of the formal agreement and the amount of sales.

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

	2007	2006
Audit fees	$ 58,876	$ 49,029
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.4

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008

21.1

Subsidiaries of ForeverGreen  (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)

31.1

Chief Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

ForeverGreen Worldwide Corporation By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: April 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: April 3, 2008
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: April 3, 2008
By: /s/ Chris L. Patterson Chris L. Patterson Secretary and Chief Operating Officer	Date: April 3, 2008
By: /s/ Brenda Huang Brenda Huang Director	Date: April 3, 2008
By: /s/ Robert Reitz Robert Reitz Director	Date: April 3, 2008
By: /s/ Kevin Howard Kevin Howard Director	Date: April 3, 2008