Form 10-Q
period 2008-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2008-05-09
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0621709 (I.R.S. Employer Identification No.)
972 North 1430 West, Orem, Utah (Address of principal executive offices)	84057 (Zip Code)

(801) 655-5500

(Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares outstanding of the registrant’s common stock as of March 6, 2008 was 13,904,014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheet

3

Consolidated Statements of Operations and Comprehensive Income (Deficit)

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 6.  Exhibits

14

Signatures

15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation
Consolidated Balance Sheet

ASSETS

March 31, 2008
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$ 129,865
Prepaid expenses	430,730
Inventory	945,975
Total Current Assets	1,506,570

PROPERTY AND EQUIPMENT, net	587,344

OTHER ASSETS
Deposits and other assets	98,482
Trademarks, net of amortization	47,623
Goodwill	12,799,080
Customer base, net of amortization	748,913
Total Other Assets	13,694,098

TOTAL ASSETS	$ 15,788,012

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank Overdraft	$ 37,219
Accounts payable	1,043,529
Bank Line of Credit	108,325
Accrued expenses	1,174,330
Current portion of long-term debt	1,584
Note payable - related party	150,000
Total Current Liabilities	2,514,987

LONG-TERM DEBT
Notes payable	27,584
Total Long-Term Debt	27,584
Total Liabilities	2,542,571

COMMITMENTS	-

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value;
authorized 10,000,000 shares; no shares issued or outstanding	-
Common stock, par value $0.001 per share;
authorized 100,000,000 shares; 13,904,014 shares issued and outstanding	13,904
Additional paid-in capital	30,668,761
Other comprehensive loss	11,212
Accumulated deficit	(17,448,436)
Total Stockholders' Equity	13,245,441

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,788,012

ForeverGreen Worldwide Corporation

Consolidated Statements of Operations and Comprehensive Income (Deficit)
(Unaudited)

	For the
	Three Months Ended
	March 31, 2008
	2008	2007

REVENUES	$ 5,271,286	$ 5,805,339

COST OF SALES	4,027,670	3,961,754

GROSS PROFIT	1,243,616	1,843,585

OPERATING EXPENSES

Salaries and wages	930,382	952,169
Professional fees	101,288	167,734
General and administrative	310,425	617,314
Depreciation and amortization	71,172	72,888

Total Operating Expenses	1,413,267	1,810,105

NET OPERATING INCOME (LOSS)	(169,651)	33,480

OTHER INCOME (EXPENSE)

Other income and expense	2,731	(175)
Interest, net	(987)	(12,657)

Total Other Income (Expense)	1,744	(12,832)

NET INCOME / (LOSS) BEFORE INCOME TAXES	(167,907)	20,648

PROVISION FOR INCOME TAXES	-	-

NET INCOME / (LOSS)	$ (167,907)	$ 20,648

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE	$ (0.01)	$ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	13,904,014	12,643,830

COMPREHENSIVE INCOME:
A summary of the components of other comprehensive income (loss) for the fiscal years ended March 31, 2008 and 2007 are as follows:

Net Income (Loss)	(67,907)	20,648
Other Comprehensive Income (Loss)	904	20,766
Comprehensive Income (Loss)	(167,003)	41,414

ForeverGreen Worldwide Corporation

Consolidated Statements of Cash Flows
(Unaudited)
	For the
	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income / (Loss)	$ (167,907)	$ 20,648
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	71,179	72,888
Amortization of prepaid expenses (equity)	-	21,604
Changes in operating assets and liabilities:
Accounts receivable	-	237,196
Prepaid expenses	(153,544)	32,418
Deposits	-	(4,516)
Inventory	352	208,980
Bank Overdraft	37,219	-
Accounts payable and accrued expenses	170,436	(350,493)

Net Cash Provided/(Used) By Operating Activities	(42,265)	238,725

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash Paid for Trademark Costs	(4,886)	(26,028)
Purchases of property and equipment	(102,235)	(53,431)

Net Cash Used in Investing Activities	(107,121)	(79,459)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances on revolving bank line of credit	273,700	-
Payments on revolving bank line of credit	(165,375)	-
Proceeds from notes payable - related parties	200,000	-
Payments on notes payable	(360)
Payments on notes payable - related parties	(50,000)	-

Net Cash Provided by Financing Activities	257,965	-

Effect of Foreign Currency Translation on Cash	904	20,766

NET INCREASE (DECREASE) IN CASH	109,483	180,032

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,382	97,660

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 129,865	$ 277,692

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)
For the
Three Months Ended
March 31,
	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 1,079	$ 12,657
Income taxes	$ -	$ -

NON-CASH TRANSACTIONS

Common stock issued for relief of payables	$ -	$ 34,125
Common stock issued for prepaid services rendered	$ -	$ 68,250
Common stock issued to pay Notes Payable	$ -	$ 4,010,626

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and results of the three month period ended March 31, 2008 and 2007.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 may not be indicative of results that may be expected for the fiscal year ending December 31, 2008.

NOTE 2 – STOCK ISSUED

On February 27, 2007 the Company issued an aggregate of 1,928,186 shares of restricted common stock in satisfaction of $4,010,626 related party notes payable and accrued interest balances.  The remaining balance of $11,078 in related party interest was forgiven by the shareholders.   In accordance with APB 26, “Early Extinguishment of Debt”, paragraph 20, the forgiveness of the interest has been recorded in the Statements of Stockholder’ equity.

During February 2007, the Company issued 67,500 shares of restricted common stock to a vendor for services rendered.

NOTE 3 – INTERNAL USE SOFTWARE

Total capitalized software costs as defined by American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the costs of Computer Software Developed or Obtained for Internal Use, increased by $70,752 during the period ending March 31, 2008.

NOTE 4 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for March 31, 2008 were classified as follows:

Raw Materials	$ 358,451
Finished Goods	685,854
Total Inventory	1,044,305
Less Reserve for Obsolete Inventory	(98,330)
Total Inventory	$ 945,975

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

 NOTE 5 – EARNINGS (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	March 31,
	2008	2007
Income (Loss) (Numerator)	$ (167,907)	$ 20,648
Weighted Average Shares Outstanding – Basic (Denominator)	13,904,014	12,643,830
Per Share Amount – Basic	$ (0.01)	$ 0.00

Weighted Average Shares Outstanding – Fully Diluted (Denominator)	13,904,014	12,743,830
Per Share Amount - Fully Diluted	$ (0.01)	$ 0.00

There are no common stock equivalents for the computation of earnings per share at March 31, 2008.   There were 100,000 warrants outstanding as of March 31, 2007 that were considered, and included in computed diluted earnings per share.  The warrants were not considered as of March 31, 2008 as they had expired.

NOTE 6 – RELATED PARTIES

The Company borrowed $50,000 from a stockholder on Feb 28, 2008 which was paid back on March 3, 2008. The Company subsequently borrowed an additional $150,000 from the stockholder on March 7, 2008 secured by a note that carries interest at 8% per annum and is payable on May 7, 2008. The Company owed $150,000 at March 31, 2008.

The Company also secured a bank line of credit in the amount of $100,000 which was secured by two stockholders who signed as guarantors for the credit line.   The Company had an overdraft that was added to the line of credit that brought the total borrowings above the specified amount of the line of credit.  The balance payable on the line of credit was $108,325 on March 31, 2008.

NOTE 7 – SUBSEQUENT EVENTS

On April 23, 2008, the Company’s wholly-owned subsidiary, ForeverGreen International, LLC ("ForeverGreen LLC"), entered into an exclusive sales and marketing agreement with Marine Life Sciences, LLC ("MLS"), a related party.  ForeverGreen LLC granted an exclusive right to market and sell and offer for sale in retail stores throughout the world certain formulas it owns for personal care products.  MLS agreed to pay a thirty-five percent (35%) royalty to ForeverGreen LLC of the costs of the products within thirty days after the end of each month.  The initial term of the exclusive right is for a term of five years, expiring March 31, 2013, with an option to renew for an additional five year term, subject to certain terms.

On April 24, 2008, Robert Reitz resigned as a member of the Board of Directors.  On the same day, John Clayton was appointed as a board member.  On April 25, 2008, Brenda Huang and Kevin Howard resigned as board members.  On the same day, George Brimhall was appointed as a board member.   Further, Mr. Clayton and Mr. Brimhall are major shareholders of Marine Life Sciences, LLC, which supplies the Company with marine phytoplankton used in our production of FrequenSea.

In this annual report references to “ForeverGreen,” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corp. and its subsidiary.

FORWARD LOOKING STATEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide Corporation is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen”).  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product as well as a newly launched, ElectriFire, energy drink and ForeverGreen Compensation Plan earnings and commissions and improving people’s lives through “Health, Kindness and Opportunity.”  In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentoring and accountability to promote our residual income stream opportunities.  We also provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers with some of the above mentioned products also offered to select international markets as opportunities are created.  We will seek relations with key vendors to continue developing cuttingedge products that are exclusive to our Members at a competitive price.

During the first quarter of 2008 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.  ForeverGreen had a soft launch of its new energy drink in mid January in preparation for the official launch at the April 2008 international convention.  The energy drink, ElectriFire, is an all natural drink to support and sustain energy.  On March 28, 2008, ForeverGreen entered into an exclusive worldwide marketing agreement with Marine Life Sciences LLC (“MLS”), a related party, that provided that MLS would supply ForeverGreen with processed marine phytoplankton for a term of five year reducing ForeverGreen’s costs over the previous year. If ForeverGreen satisfies the term of the agreement for the initial five year term it will have the option to renew the agreement for an additional five years. In addition, this agreement provides for additional cost reductions on volume purchases.  On April 23, 2008, ForeverGreen entered into an exclusive sales and marketing agreement with MLS and ForeverGreen granted an exclusive right to market and sell and offer for sale in retail stores throughout the world certain formulas it owns for personal care products.  MLS agreed to pay a thirty-five percent (35%) royalty to ForeverGreen of the costs of the products within thirty days after the end of each month.  The initial term of the exclusive right is for five years, expiring March 31, 2013, with an option to renew for an additional five year term, subject to certain terms.

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

Liquidity and Capital Resources

At March 31, 2008, we had cash of $129,865 and recorded a net loss of $167,907 for the three month period ended March 31, 2008; we had negative working capital of $1,008,417 at March 31, 2008. We had recorded net income of $42,367 for the first time for the year ended 2007.  The net increase was achieved through effective management of resources of ForeverGreen cost reductions available through financial and operational efficiencies.  We recorded a net loss for the 2008 first quarter primarily due to the costs of launching our new energy drink and transitional costs associated with compensation plan enhancements.  Prior to 2007 we have financed our operations through revenues, sales of our common stock and debt financing.  Our independent accounting firm has expressed an opinion that these factors raise doubt as to our ability to continue as a going concern.  Management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the first quarter of 2008 we relied on our revenues to fund operations along with a line of credit of $100,000 which is secured with the guarantee of two stockholders. We also borrowed an additional $150,000 from a stockholder on March 7, 2008 for investment towards ForeverGreen’s launch of its energy drink, ElectriFire, and April 2008 international convention. The investment towards ForeverGreen’s new energy drink, ElectriFire, and International Convention in April 2008 was critical in supporting a new record sales month in ForeverGreen’s history of over 2 million dollars.  Management believes increased revenues will reduce the likelihood of requiring future borrowing.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

ForeverGreen has three building leases for office, warehouse and production space in Orem, Utah.  The office lease for $5,784 per month began January 1, 2005 and expires December 31, 2009 with provisions for an automatic  five year extension.  The warehouse lease for $7,500 per month began March 1, 2005 and expires February 28, 2010 with provisions for an automatic five year extension. The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of its administrative and warehouse and production needs.  ForeverGreen leases office space in Singapore on a short-term lease for approximately $7,260 per month ending April 2008. ForeverGreen has entered into a new agreement at a new location in Singapore beginning May 1, 2008 for approximately $4,100 per month for one year with the option to extend an additional year. ForeverGreen follows the guidance in the FASB Technical Bulletin No. 85-3 and records rent expense using straight-line over the life of each lease.

Rent expense for the three month period ended March 31, 2008 was $112,265 as compared to $87,214 for the three month period ended March 31, 2007.  The increase is a result of annualizing property taxes and landscaping maintenance fees on a straight line basis and the addition of rent for the new lease for our new operations in Mexico.

Our total liabilities increased by $456,619 to $2,542,571 at March 31, 2008 compared to $2,076,952 at December 31, 2007.  The increase in the total liabilities was the result of investment in the introduction and launch of ForeverGreen’s new energy drink, ElectriFire. This was reflected in the $108,325 line of credit increase and the $150,000 short-term note payable. Also, ForeverGreen accrued for the international goods and services tax payable for our international operations.

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

Results of Operations

The following discussions are based on the consolidated financial statements of ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  The following chart summarizes our financial statements for the three month period ended March 31, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF 2008 AND 2007 PERIOD OPERATIONS
	Three month period ended March 31,
	2008	2007
Sales	$ 5,271,286	$ 5,805,339
Cost of goods sold	4,027,670	3,961,754
Net profit	1,243,616	1,843,585
Total operating expenses	1,413,267	1,810,105
Gain (loss) from operations	(169,651)	33,480
Other income (expense)	1,744	(12,832)
Net income (loss)	(167,907)	20,648
Net (loss) per share	$ (0.01)	$ (0.00)

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for the three month period ended March 31, 2008 decreased in comparison to the three month period ended March 31, 2007.  The decrease in sales is attributable to the annual international convention being held in April 2008, the second quarter, as compared to 2007 when it was held in the first quarter of March 2007.  The annual international convention has a significant impact on sales and operating expenses as new products and programs are launched, leadership is recognized and sales incentives are promoted.  Management anticipates that sales will continue to increase over the long term.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was significantly higher for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 as a percentage of sales. The increase was attributed to two factors; the cost associated with the soft launch of our new energy drink and the introduction of a new compensation plan paid to our distributor Members. Management anticipates that normal cost of sales of 71.8% in future periods will increase slightly with distributors consistently attaining higher ranks in the compensation plan and with higher commissions associated with the Jump Start program.

ForeverGreen had additional costs associated with the soft launch of its new energy drink. Besides promotional costs, ForeverGreen had some production challenges associated with the product’s bottle seal. This created an approximate 1% increase of costs to sales in the cost of goods sold and shipping expense as ForeverGreen shipped replacement products to our distributors for those products that had faulty seals.

Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members. ForeverGreen introduced a new simplified compensation plan January 1, 2008. ForeverGreen paid the higher of the two compensation (new and old) plans for a three month transition period from January 1, 2008 to March 31, 2008. This cost ForeverGreen approximately 3% of sales for the period ended March 31, 2008 as compared to the period ended March 31, 2007.

Total operating expenses decreased for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. The decrease in operating expenses is attributable to the annual international convention being in April 2008 the second quarter as compared to 2007 when it was held in the first quarter in March 2007.  The annual international convention has a significant impact on our general and administrative expenses which include our general office, marketing, and travel related expenses.   Those expenses dropped from $617,314 for the three month period ended March 31, 2007 to $310,475 for the three month period ended March 31, 2008

Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services. Professional fees decreased for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 due to in-house resources and management improvements.

Total other expense for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 decreased as we had reduced interest expense on loans.

The following chart summarizes our balance sheet at March 31, 2008 compared to December 31, 2007.

SUMMARY OF BALANCE SHEET INFORMATION
	Quarter ended March 31, 2008	Year ended Dec 31, 2007
Cash	$ 129,865	$ 20,382
Total current assets	1,506,570	1,243,895
Total assets	15,788,012	15,489,396
Total current liabilities	2,514,987	2,048,979
Total liabilities	2,542,571	2,076,952
Retained deficit	(17,448,436)	(17,280,529)
Total stockholders’ equity	$ 13,245,441	$ 13,412,444

At March 31, 2008 our total assets increased primarily due to increases in prepayments for the April 2008 international convention, investment in capital assets and use of a $100,000 line of credit to improve cash position.

Our total liabilities increased at March 31, 2008 compared to December 31, 2007.  The increase in the total liabilities was the result of full utilization of the line of credit and a short-term note payable of $150,000.

Factors Affecting Future Performance

Management plans to increase sales and decrease expenses where appropriate to improve on the profitability of the future operations.  The internal cash flows had not been sufficient for all prior years and we had a history of losses until 2007.  Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Our future internal cash flows may be dependent on a number of factors, including:

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

In addition, we have entered into agreements with Members and suppliers located in Australia, Canada, Japan, Mexico, New Zealand, Singapore, Germany, the Netherlands and the United Kingdom.  We may establish similar arrangements in other countries in the future.  As a result, our future revenues may be affected by the economies of these countries.  Our international operations are subject to a number of risks, such as, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

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

10.4

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.5         Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International LLC and

                Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed

                April 29, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: May 8, 2008
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: May 8, 2008