Form 10-Q
period 2008-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2008-08-13
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 13,929,141.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheet

3

Consolidated Statements of Operations and Comprehensive Income (Deficit)

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

14

Item 4T.  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 6.  Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation
Consolidated Balance Sheet

ASSETS	June 30, 2008
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$ 34,090
Prepaid expenses	339,137
Inventory	1,899,066
Total Current Assets	2,272,293

PROPERTY AND EQUIPMENT, net	654,252

OTHER ASSETS
Deposits and other assets	98,482
Trademarks, net of amortization	51,113
Goodwill	12,799,081
Customer base, net of amortization	727,515
Total Other Assets	13,676,191

TOTAL ASSETS	$ 16,602,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdraft	$ 4,242
Accounts payable	2,077,183
Bank Line of Credit	100,468
Accrued expenses	1,219,953
Current portion of long-term debt	1,614
Current portion of long-term debt - related parties	265,000
Total Current Liabilities	3,668,460

LONG-TERM DEBT
Notes payable	27,527
Total Long-Term Debt	27,527

Total Liabilities	3,695,987

COMMITMENTS	-

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value;
authorized 10,000,000 shares;
no shares issued or outstanding	-
Common stock, par value $0.001 per share;
authorized 100,000,000 shares;
13,929,141 shares issued and outstanding	13,929
Additional paid-in capital	30,704,416
Prepaid Equity Expense	(8,263)
Other comprehensive income	4,649
Accumulated deficit	(17,807,982)
Total Stockholders' Equity	12,906,749

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,602,736

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

REVENUES	$ 5,316,422	$ 5,817,525	$ 10,587,083	$ 11,622,865

COST OF SALES	3,833,481	4,232,873	7,861,110	8,220,951

GROSS PROFIT	1,482,941	1,584,652	2,725,973	3,401,914

OPERATING EXPENSES
Salaries and wages	907,576	965,908	1,837,770	1,903,414
Professional fees	147,983	139,651	249,105	343,692
General and administrative	717,258	274,165	1,026,980	843,547
Depreciation and amortization	67,094	72,684	138,256	145,574

Total Operating Expenses	1,839,911	1,452,408	3,252,111	3,236,227

NET OPERATING INCOME (LOSS)	(356,970)	132,244	(526,138)	165,687

OTHER INCOME (EXPENSE)
Other income and (expense)	985	1,076	4,602	940
Gain/loss on sale of fixed assets	-	(4,928)	-	(4,928)
Interest income/(expense), net	(4,930)	14,185	(5,917)	1,526

Total Other Income (Expense)	(3,945)	10,333	(1,315)	(2,462)

NET INCOME / (LOSS) BEFORE INCOME TAXES	(360,915)	142,577	(527,453)	163,225

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS)	$ (360,915)	$ 142,577	$ (527,453)	$ 163,225

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE	$ (0.03)	$ 0.01	$ (0.04)	$ 0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	13,929,141	13,904,014	13,912,712	13,284,184

COMPREHENSIVE INCOME (LOSS):
A summary of the components of other comprehensive income (loss) for the periods ended June 30, 2008 and 2007 are as follows :

Net Income (Loss)	$ (360,915)	$ 142,577	$ (527,453)	$ 163,225

Other Comprehensive Income (Loss)	(6,563)	(24,096)	(5,659)	(3,330)

Comprehensive Income (Loss)	$ (367,478)	$ 118,481	$ (533,112)	$ 159,895

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$ (527,453)	$ 163,225
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	138,256	145,574
Amortization of prepaid expenses (equity)	5,416	51,733
Changes in operating assets and liabilities:
Accounts receivable	-	233,453
Prepaid expenses	(61,951)	19,770
Deposits	-	(6,011)
Inventory	(952,740)	275,843
Bank Overdraft	4,242	-
Accounts payable and accrued expenses	1,271,714	(822,625)

Net Cash Provided/(Used) By Operating Activities	(122,516)	60,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Trademark Costs	(9,278)	(32,090)
Purchases of property and equipment	(213,920)	(77,851)

Net Cash Used in Investing Activities	(223,198)	(109,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on revolving bank line of credit	781,872	-
Payments on revolving bank line of credit	(681,404)	-
Proceeds from notes payable - related parties	325,000	-
Payments on notes payable	(387)	-
Payments on notes payable - related parties	(60,000)	-

Net Cash Provided by Financing Activities	365,081	-

Effect of Foreign Currency Translation on Cash	(5,659)	(3,330)

NET INCREASE (DECREASE) IN CASH	13,708	(52,309)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,382	97,660

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34,090	$ 45,351

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)

For the
Six Months Ended
June 30,
	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ (5,917)	$ 12,657
Income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued for relief of payables	$ 22,000	$ 34,125
Common stock issued for prepaid services rendered	$ 13,679	$ 68,250
Common stock issued to pay Notes Payable	$ -	$ 4,010,626

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and results of the six month period ended June 30, 2008 and 2007.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the six months ended June 30, 2008 may not be indicative of results that may be expected for the fiscal year ending December 31, 2008.

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

On April 28, 2008 the Company issued 25,127 shares valued at $1.42 per share of restricted common stock to an insurance vendor for payment of two insurance policies: one policy that had been previously issued and one policy that has a future issue date.  On June 30, 2008, $8,863 of the value remained in prepaid equity and the rest had been amortized.

NOTE 3 – INTERNAL USE SOFTWARE

Total capitalized software costs as defined by American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use, increased by $161,111 during the period ending June 30, 2008.

NOTE 4 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for June 30, 2008 were classified as follows:

Raw Materials	$ 937,466
Finished Goods	1,055,099
Total Inventory	1,992,565
Less Reserve for Obsolete Inventory	(93,499)
Total Inventory	$ 1,899,066

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 5 – EARNINGS (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	June 30,
	2008	2007
Income (Loss) (Numerator)	$ (527,453)	$ 163,225

Weighted Average Shares Outstanding – Basic (Denominator)	13,912,712	13,284,184
Per Share Amount – Basic	$ (0.04)	$ 0.01

There are no common stock equivalents for the computation of earnings per share at June 30, 2008 and 2007.

NOTE 6 – RELATED PARTIES

The Company borrowed $50,000 from a stockholder on February 28, 2008 which was paid back on March 3, 2008. The Company subsequently borrowed an additional $150,000 from the stockholder on March 7, 2008 secured by a note that carries interest at 8% per annum and was payable on May 7, 2008.   The Company owed $140,000 at June 30, 2008.  The Company borrowed an additional $62,500 from the stockholder and another $62,500 from a different stockholder on June 2, 2008 secured by notes that carry interest at 9% per annum and are payable on March 31, 2009.  At June 30, 2008 accrued interest on these notes amounted to $2,588.

NOTE 7 – BANK LINE OF CREDIT

The Company also secured a bank line of credit in the amount of $100,000 which was secured by two stockholders who signed as guarantors for the credit line. The balance payable on the line of credit was $100,468 on June 30, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 28, 2008, ForeverGreen entered into an exclusive sales and marketing agreement with MLS, a related party. MLS is a private company owned by two major shareholders and Board Members of ForeverGreen.  ForeverGreen granted MLS an exclusive right to market and sell and offer for sale in retail stores throughout the world certain formulas it owns for personal care products.  MLS agreed to pay a thirty-five percent (35%) royalty to ForeverGreen of the costs of the products within thirty days after the end of each month of all products sold with these formulas.  The initial term of the exclusive right is for five years, expiring March 31, 2013, with an option to renew for an additional five year term, subject to certain terms.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Conti.)

On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with Marine Life Sciences LLC (“MLS”), a related party.  MLS is a private company owned by two major shareholders and Board Members of ForeverGreen. The agreement provided that MLS would supply ForeverGreen International with processed marine phytoplankton for a term of five years. If the ForeverGreen International satisfies the term of the agreement for the initial five year term it will have the option to renew the agreement for an additional five years. Under the agreement ForeverGreen International agreed to purchase an annual quota of marine phytoplankton from MLS on an increasing schedule from 538 kilograms to 1,400 kilograms per year over the five-year term of the agreement.  Under the agreement ForeverGreen will purchase 144 kilograms September 2008 and an additional 144 kilograms December 2008 for total of 538 kilograms for 2008.  The price per kilogram of the product varies according to the total kilograms purchased.  If ForeverGreen International fails to meet the annual quota it will lose the right of exclusivity or can pay the additional amount to satisfy the minimum annual quota amount.

NOTE 9 – SUBSEQUENT EVENTS

 On July 1, 2008 the March 7, 2008 note was amended and the Company borrowed an additional $100,000 and the entire note is due and payable November 5, 2008.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide Corporation is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen”).  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product as well as a newly launched, ElectriFire, energy drink and ForeverGreen Compensation Plan earnings and commissions and improving people’s lives through “Health, Kindness and Opportunity.”  In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentoring and accountability to promote our residual income stream opportunities.  We will be introducing in August 2008 a new line of products and Independent Distributor opportunity called O3World. It is a weight management product line and system that includes three products called FORM, FIXX and FIBE, described below.  We also provide organic chocolates, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers with some of the above mentioned products also offered to select international markets as opportunities are created.  We intend to seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members at a competitive price.

During the second quarter of 2008 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.  ForeverGreen had its annual international convention in April 2008 where ElectriFire, ForeverGreen’s new energy drink, was officially launched.  ElectriFire is an all natural drink formulated to support and sustain energy.  ForeverGreen is introducing a new product line and Independent Distributor opportunity called O3World in August 2008. The line will initially include three products called FORM, FIXX and FIBE. The product FORM is a unique product that utilizes a patent pending, ultra pure, super absorbent, hydro gel that will absorb at least 500 times its weight in water in just a few minutes. The weight management system is focused on hunger control and a healthy lifestyle.  The product FIXX is a meal replacement drink and FIBE is a unique formula of fiber ingredients that also swells in the stomach.

Our major challenge for the next twelve months will be implementing a new system and shipping software, increasing and sustaining our field leadership, and improving logistics centers around the world to keep up with the increasing demand for our products and the business opportunity during an economic downturn in the United States economy.  Included in this challenge is the need to ensure that our customer service and Member satisfaction remains at a high level. Overcoming a slow economy will require a motivated and trained field leadership team and skilled corporate personnel, and manufacturing and shipping facilities.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $34,090 and recorded a net loss of $360,915 for the three month period ended June 30, 2008 and a net loss of $527,453 for the six month period ended June 30, 2008; we had negative working capital of $1,363,167 at June 30, 2008. We had recorded net income of $45,367 for the first time for the year ended 2007. We recorded a net loss for the 2008 first and second quarters primarily due to the costs of introducing a improved compensation plan, launching our new energy drink, preparing for the launch of MyO3World weight management system and the April 2008 international convention.  Prior to 2007 we have financed our operations through revenues, sales of our common stock and debt financing.  Our management believes that these factors raise doubt as to our ability to continue as a going concern.  Management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the first and second quarters of 2008 we relied on our revenues to fund operations along with a line of credit of $100,000 which is secured with the guarantee of two stockholders.  We also borrowed an additional $150,000 from a stockholder on March 7, 2008 for investment towards ForeverGreen’s launch of its energy drink, ElectriFire, and for the April 2008 international convention.  We borrowed an additional $125,000 from two stockholders on June 2, 2008 for investment towards the O3World product line.  On July 1, 2008 an additional $100,000 was borrowed on the March 7, 2008 note.  Management believes increased revenues may reduce the likelihood of requiring future borrowing.  Management intends to continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Financial Obligations and Contingent Liabilities

ForeverGreen has three building leases for office, warehouse and production space in Orem, Utah.  The office lease for $5,784 per month began January 1, 2005 and expires December 31, 2009 with provisions for an automatic five year extension.  The warehouse lease for $7,500 per month began March 1, 2005 and expires February 28, 2010 with provisions for an automatic five year extension. The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.  ForeverGreen leased office space in Singapore on a short-term lease for approximately $7,260 per month ending April 2008. ForeverGreen has entered into a new agreement at a new location in Singapore beginning May 1, 2008 for approximately $4,100 per month for one year with the option to extend an additional year. For our Mexico offices, ForeverGreen entered into a two year office lease for 24,210 Mexican Pesos each month beginning April 1, 2008. ForeverGreen follows the guidance in the FASB Technical Bulletin No. 85-3 and records rent expense using straight-line over the life of each lease.

Rent expense for the three month and six month periods ended June 30, 2008 was $118,471 and $230,683, respectively, as compared to $76,716 and $163,946 for the three month and six month periods ended June 30, 2007, respectively.  The increase is a result of annualizing property taxes and landscaping maintenance fees on a straight line basis and the addition of rent for a new lease for our new operations in Mexico.

Our total liabilities increased by $1,619,035 to $3,695,987 at June 30, 2008 compared to $2,076,952 at December 31, 2007.  The increase in the total liabilities was the result of investment in the introduction and launch of ForeverGreen’s new energy drink, ElectriFire, the April 2008 international convention, the investment in an in-house owned MLM operating system, and the investment in the product line for O3World.  This was reflected in the $100,468 line of credit increase and the $265,000 short-term note payable.  Also, ForeverGreen accrued a liability for the international goods and services tax payable for our international operations.

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

Results of Operations

The following discussions are based on the consolidated financial statements of ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  The following chart summarizes our financial statements for the three month and six month periods ended June 30, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF 2008 AND 2007 INTERIM PERIOD OPERATIONS

	Three month period ended June 30,		Six month period ended June 30,
	2008	2007	2008	2007
Sales	$ 5,316,422	$ 5,817,525	$ 10,587,083	$ 11,622,865
Cost of goods sold	3,833,481	4,232,873	7,861,110	8,220,951
Net profit	1,482,941	1,584,652	2,725,973	3,401,914
Total operating expenses	1,839,911	1,452,408	3,252,111	3,236,227
Gain (loss) from operations	(356,970)	132,244	(526,138)	165,687
Other income (expense)	(3,945)	10,333	(1,315)	(2,462)
Net income (loss)	(360,915)	142,577	(527,453)	163,225
Net (loss) per share	$ (0.03)	$ 0.01	$ (0.04)	$ 0.01

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for the three month and six month periods ended June 30, 2008 decreased in comparison to the three month and six month periods ended June 30, 2007.  The decrease in sales is attributable to the current economic downturn contributing to reduced disposal income.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees. Cost of sales was slightly lower for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 as a percentage of sales.  The decrease was associated with the reduction in costs of the key ingredient, marine phytoplankton, in the highest selling product FrequenSea.  Cost of sales was higher for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 as a percentage of sales. The increase was attributed to two factors; the cost associated with the soft launch of our new energy drink and the introduction of a new compensation plan paid to our distributor Members.  ForeverGreen had additional costs associated with the soft launch of its new energy drink.  Besides promotional costs, ForeverGreen had some production challenges associated with the product’s bottle seal.  This created an approximate 1% increase of costs to sales in the cost of goods sold and shipping expense as ForeverGreen shipped replacement products to our distributors for those products that had faulty seals.  Management anticipates that normal cost of sales of 71.8% will increase slightly in future periods as distributors consistently attaining higher ranks in the compensation plan.

Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members. ForeverGreen introduced a new simplified compensation plan January 1, 2008.  ForeverGreen paid the higher of the two compensation plans (new and old) for a three month transition period from January 1, 2008 to March 31, 2008. This cost ForeverGreen approximately 1.5% of sales for the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007.

Total operating expenses increased for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007.  The increase in operating expenses is attributable to the annual international convention being in April 2008 the second quarter as compared to 2007 when it was held in the first quarter in March 2007.  The annual international convention has a significant impact on our general and administrative expenses which include our general office, marketing, and travel related expenses.   Those expenses increased from $274,165 for the three month period ended June 30, 2007 to $717,258 for the three month period ended June 30, 2008.  Total operating expenses for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 remained substantially the same.

Salaries and wages decreased for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 as management made appropriate staffing reductions to support the current sales volumes.

Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services. Professional fees decreased for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 due to in-house resources and management improvements.

The following chart summarizes our balance sheet at June 30, 2008 compared to December 31, 2007.

SUMMARY OF BALANCE SHEET INFORMATION
	Six months ended June 30, 2008	Year ended Dec 31, 2007
Cash	$ 34,090	$ 20,382
Total current assets	2,272,293	1,243,895
Total assets	16,602,736	15,489,396
Total current liabilities	3,668,460	2,048,979
Total liabilities	3,695,987	2,076,952
Retained deficit	(17,807,982)	(17,280,529)
Total stockholders’ equity	$ 12,906,749	$ 13,412,444

At June 30, 2008 our total assets increased primarily due to increases in inventory buildup, investment in capital assets and use of a $100,000 line of credit to improve cash position.

Our total liabilities increased at June 30, 2008 compared to December 31, 2007.  The increase in the total liabilities was the result of full utilization of the line of credit, increase accounts payable for inventory purchases and convention expenses along with a short-term note payable of $265,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our management determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Management plans to increase sales and decrease expenses where appropriate to return to profitability.  Our future internal cash flows will be dependent on a number of factors, including:

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

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404").   Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Pursuant to Section 404, our annual report for the year ended December 31, 2007 required a report by our management on the effectiveness of our internal control over financial reporting.  In our annual report for the year ended December 31, 2009 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2008 we issued 25,127 shares of common stock valued at $35,680 to Universal Business Insurance in consideration for two insurance policies.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

2.1

Agreement of Share Exchange between Whole Living and ForeverGreen International, LLC, dated December 14, 2006 (Incorporated by reference to exhibit 2.1 for Form 8-K, as amended, filed December 18, 2006)

3(i)

Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)

3(ii)

Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)

10.1

Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)

10.2

Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)

10.3

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.4

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen LLC and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: August 11, 2008

.

By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: August 11, 2008

16