Form 10-Q
period 2008-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2008-11-13
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of October 27, 2008 was 13,929,141.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

14

Item 6.  Exhibits

15

Signatures

15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets

ASSETS	September 30, 2008	December 31, 2007
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$ 32,115	$ 20,382
Prepaid expenses	333,515	277,186
Inventory	1,921,065	946,327
Total Current Assets	2,286,695	1,243,895
PROPERTY AND EQUIPMENT, net	759,108	533,989
OTHER ASSETS
Deposits and other assets	101,218	98,482
Trademarks, net of amortization	60,190	43,639
Goodwill	12,799,081	12,799,081
Customer base, net of amortization	706,118	770,310
Total Other Assets	13,666,607	13,711,512

TOTAL ASSETS	$ 16,712,410	$ 15,489,396

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 279,019	$ -
Accounts Payable	1,756,971	899,129
Accrued expenses	1,081,060	1,148,295
Current portion of long-term debt	1,614	1,555
Current portion of long-term debt - related parties	347,500	-
Total Current Liabilities	3,466,164	2,048,979
LONG-TERM DEBT
Notes payable	26,946	27,973
Total Long-Term Debt	26,946	27,973
Total Liabilities	3,493,110	2,076,952
COMMITMENTS	-	-
STOCKHOLDERS' EQUITY
Preferred stock; no stated par value;
authorized 10,000,000 shares;
no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized
	100,000,000 shares; 13,929,141 and 13,904,014 shares
shares respectively issued and outstanding	13,929	13,904
Additional paid-in capital	30,704,416	30,668,761
Prepaid equity expense	(2,846)	-
Other comprehensive income	(18,155)	10,308
Accumulated deficit	(17,478,044)	(17,280,529)
Total Stockholders' Equity	13,219,300	13,412,444

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,712,410	$ 15,489,396

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

REVENUES	$ 5,956,471	$ 5,672,969	$ 16,543,555	$ 17,295,833

COST OF SALES	4,179,955	4,122,686	12,041,065	12,343,637

GROSS PROFIT	1,776,516	1,550,283	4,502,490	4,952,196

OPERATING EXPENSES
Salaries and wages	895,793	925,019	2,733,563	2,827,693
Professional fees	129,238	191,872	378,343	535,564
General and administrative	348,013	280,220	1,374,993	1,122,247
Depreciation and amortization	64,648	69,906	202,904	215,376

Total Operating Expenses	1,437,691	1,467,017	4,689,803	4,700,880

NET OPERATING INCOME (LOSS)	338,825	83,266	(187,313)	251,316

OTHER INCOME (EXPENSE)
Other income and (expense)	1,057	(462)	5,659	(1,987)
Gain/loss on sale of fixed assets	-	-	-	(4,928)
Interest income/(expense), net	(9,944)	809	(15,861)	2,337

Total Other Income (Expense)	(8,887)	347	(10,202)	(4,578)
NET INCOME / (LOSS) BEFORE INCOME TAXES	329,938	83,613	(197,515)	246,738

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS)	$ 329,938	$ 83,613	$ (197,515)	$ 246,738

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE	$ 0.02	$ 0.01	$ (0.01)	$ 0.02

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	13,929,141	13,904,014	13,924,006	13,490,794

COMPREHENSIVE INCOME (LOSS):
A summary of the components of other comprehensive income (loss) for the periods ended September 30, 2008 and 2007 are as follows:

Other Comprehensive Income (Loss)	(22,804)	302	(28,463)	(3,028)

Comprehensive Income (Loss)	307,134	83,915	(225,978)	243,710

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$ (197,515)	$ 246,738
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	202,904	215,376
Amortization of prepaid expenses (equity)	10,833	54,474
Changes in operating assets and liabilities:
Accounts receivable	-	233,103
Prepaid expenses	(56,329)	(76,318)
Deposits	(2,737)	(6,761)
Inventory	(974,738)	429,923
Bank Overdraft	279,019	-
Accounts payable and accrued expenses	812,608	(1,009,944)
Net Cash Provided By Operating Activities	74,045	86,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Trademark Costs	(18,355)	(37,343)
Purchases of property and equipment	(362,026)	(111,517)
Net Cash Used in Investing Activities	(380,381)	(148,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on revolving bank line of credit	1,380,042	-
Payments on revolving bank line of credit	(1,380,042)	-
Proceeds from notes payable - related parties	500,000	-
Payments on notes payable	(968)
Payments on notes payable - related parties	(152,500)	-
Net Cash Provided by Financing Activities	346,532	-

Effect of Foreign Currency Translation on Cash	(28,463)	(3,028)

NET INCREASE (DECREASE) IN CASH	11,733	(65,297)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,382	97,660
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 32,115	$ 32,363

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ (15,861)	$ 2,337
Income taxes	$ -	$ -
NON-CASH TRANSACTIONS
Common stock issued for relief of payables	$ 22,000	$ -
Common stock issued for prepaid services rendered	$ 13,679	$ 54,474
Common stock issued to pay Notes Payable	$ -	$ 3,930,763

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and results of the nine month period ended September 30, 2008 and 2007.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the nine months ended September 30, 2008 may not be indicative of results that may be expected for the fiscal year ending December 31, 2008.

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

On April 28, 2008 the Company issued 25,127 shares valued at $1.42 per share of restricted common stock to an insurance vendor for payment of two insurance policies: one policy that had been previously issued for $32,500 with an expiration date of August, 2008 and one policy for $2,846 with an effective date of October, 2008 through September, 2009.  On September 30, 2008, $2,846 of the value remained in prepaid equity.  The balance has been amortized.

NOTE 3 – INTERNAL USE SOFTWARE

Total capitalized software costs as defined by American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use, increased by $290,825 during the nine month period ended September 30, 2008.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 4 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for September 30, 2008 were classified as follows:

Raw Materials	$ 874,642
Finished Goods	1,139,922
Total Inventory	2,014,564
Less: Reserve for Obsolete Inventory	(93,499)
Total Inventory	$ 1,921,065

NOTE 5 – Earnings (Loss) Per Share

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  The Company had no common stock equivalents at September 30, 2008 and 2007.

	September 30,
	2008	2007
Income (Loss) (Numerator)	$ (197,515)	$ 246,738

Weighted Average Shares Outstanding – Basic (Denominator)	13,924,006	13,490,794
Per Share Amount – Basic	$ (0.01)	$ 0.02

NOTE 6 – RELATED PARTIES

The Company borrowed $50,000 from a board member on Feb 28, 2008 which was paid back on March 3, 2008. The Company borrowed $150,000 from the board member on March 7, 2008 secured by a note that carries interest at 8% per annum and was payable on May 7, 2008.   On July 1, 2008 the company amended this note from the board member to postpone the due date to November 5, 2008 and borrowed an additional $100,000 on that note.  The Company owed $185,000 at September 30, 2008.   The Company borrowed $75,000 from the board member on August 11, 2008 secured by a note that carries interest at 9% per annum that is payable on October 31, 2008.  The Company owed $37,500 at September 30, 2008 on this note.   The Company borrowed an additional $62,500 from the board member and another $62,500 from a different board member on June 2, 2008 secured by notes that carry interest at 9% per annum and are payable on March 31, 2009.  At September 30, 2008 accrued interest on these notes amounted to $9,680.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 7 – BANK LINE OF CREDIT

The Company also secured a bank line of credit in the amount of $100,000 at 8% per annum which was secured by two stockholders who signed as guarantors for the credit line. The balance payable on the line of credit was $0 on September 30, 2008 and December 31, 2007.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 28, 2008, ForeverGreen entered into an exclusive sales and marketing agreement with MLS, a related party. MLS is a privately owned company by two major shareholders and Board Members of ForeverGreen. ForeverGreen granted MLS an exclusive right to market and sell and offer for sale in retail stores throughout the world certain formulas it owns for personal care products.  MLS agreed to pay a thirty-five percent (35%) royalty to ForeverGreen of the costs of the products within thirty days after the end of each month of all products sold with these formulas.  The initial term of the exclusive right is for five years, expiring March 31, 2013, with an option to renew for an additional five year term, subject to certain terms.

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

NOTE 9 – SUBSEQUENT EVENTS

On November 10, 2008 the March 7, 2008 note and any addendums plus an additional $200,000 were rolled into a promissory note for a total of $360,000 that carries interest at 10% per annum and is payable with monthly installments through June 22, 2009.

In this annual report references to “ForeverGreen,” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corp. and its subsidiary.

NOTE REGARDING FORWARD LOOKING STATEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide Corporation is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen”).  We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers the exclusive FrequenSea™ product, as well as a newly launched, ElectriFire, energy drink and ForeverGreen Compensation Plan earnings and commissions and improving people’s lives through “Health, Kindness and Opportunity.”  In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentoring and accountability to promote our residual income stream opportunities.  In August 2008 we introduced a new line of products and Independent Distributor opportunity called O3World. It is a weight management product line and system that includes three products called FORM, FIXX and FIBE, described below.  We also provide organic chocolates, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers with some of the above mentioned products also offered to select international markets as opportunities are created.  We intend to seek relationships with key vendors to continue developing cutting edge products that are exclusive to our Members at a competitive price.

During the third quarter of 2008 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.  In August 2008 ForeverGreen introduced a new product line and Independent Distributor opportunity called O3World.  The line initially includes three products called FORM, FIXX and FIBE. The product FORM is a unique product that utilizes a patent pending, ultra pure, super absorbent, hydro gel that will absorb at least 500 times its weight in water in just a few minutes. The weight management system is focused on hunger control and a healthy lifestyle.  The product FIXX is a meal replacement drink and FIBE is a unique formula of fiber ingredients that also swells in the stomach.

Our major challenge for the next twelve months will be implementing a new system and shipping software, increasing and sustaining our field leadership, and improving logistics centers around the world to keep up with the increasing demand for our products and the business opportunity during an economic downturn in the United States and global economies.  Included in this challenge is the need to ensure that our customer service and Member satisfaction remains at a high level. Overcoming a slow economy will require a motivated and trained field leadership team and skilled corporate personnel, and manufacturing and shipping facilities.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders, as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and to be profitable in a foreign country key Members and vendors must experience rapid growth.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $32,115 and recorded a net income of $329,938 for the three month period ended September 30, 2008.  However, we recorded a net loss of $197,515 for the nine month period ended September 30, 2008.  We also had negative working capital of $1,179,469 as of September 30, 2008.  At December 31, 2007 we had recorded net income of $45,367 for the first time.  But we recorded a net loss for the 2008 first and second quarters primarily due to the costs of introducing an improved compensation plan, launching our new energy drink, preparing for the launch of the O3World weight management system and the April 2008 international convention. We had a profitable third quarter due the pre launch of the O3World product line and Independent Distributor opportunity.  Prior to 2007 we had financed our operations through revenues, sales of our common stock and debt financing.  Management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the first and second quarters of 2008 we funded our operations with our revenues, loans and a line of credit of $100,000, which is secured with the guarantee of two board members.  We borrowed an additional $150,000 from a board member on March 7, 2008 for investment towards ForeverGreen’s launch of its energy drink, ElectriFire, and for the April 2008 international convention.  We borrowed an additional $125,000 from two board members on June 2, 2008 for investment towards the O3World product line.  On July 1, 2008 an additional $100,000 was borrowed on the March 7, 2008 note. On November 10, 2008 the March 7, 2008 note and any addendums plus an additional $200,000 were rolled into a promissory note for a total of $360,000.  Management believes increased revenues may reduce the likelihood of requiring future borrowing.  Management intends to continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Rent expense for the three month and nine month periods ended September 30, 2008 was $95,065 and $325,748 respectively, as compared to $67,176 and $201,527 for the three month and nine month periods ended September 30, 2007, respectively.  The increase is a result of annualizing property taxes and landscaping maintenance fees on a straight line basis and the addition of rent for a new lease for our new operations in Mexico.

Our total liabilities increased by $1,416,158 to $3,493,110 at September 30, 2008 compared to $2,076,952 at December 31, 2007.  The increase in the total liabilities was the result of investment in the introduction and launch of ForeverGreen’s new energy drink, ElectriFire, the April 2008 international convention, the investment in an in-house owned multi-level marketing operating system, and the investment in the O3World product line.  This was reflected in the $347,500 short-term note payable.  Also, ForeverGreen accrued a liability for the international goods and services tax payable for our international operations.

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

Results of Operations

The following discussions are based on the consolidated financial statements of ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  The following chart summarizes our financial statements for the three and nine month periods ended September 30, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF 2008 AND 2007 INTERIM PERIOD OPERATIONS

	Three month period ended September 30,		Nine month period ended September 30,
	2008	2007	2008	2007
Sales	$ 5,956,471	$ 5,672,969	$ 16,543,555	$ 17,295,833
Cost of goods sold	4,179,955	4,122,686	12,041,065	12,343,637
Net profit	1,776,516	1,550,283	4,502,490	4,952,196
Total operating expenses	1,437,691	1,467,017	4,689,803	4,700,880
Gain (loss) from operations	338,825	83,266	(187,313)	251,316
Other income (expense)	(8,887)	347	(10,202)	(4,578)
Net income (loss)	329,938	83,613	(197,515)	246,738
Net (loss) per share	$ 0.02	$ 0.01	$ (0.01)	$ 0.02

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales increased for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 due to the introduction of the O3World product line.  Sales for the nine month period ended September 30,  2008 decreased as compared to the nine month period ended September 30, 2007. The decrease in sales is attributable to the current economic downturn contributing to reduced disposal income

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees. Cost of sales was lower for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 as a percentage of sales.  The decrease was associated with the reduction in costs of the key ingredient, marine phytoplankton, in the highest selling product FrequenSea.  We also passed on the increases in shipping costs incurred from our shippers due to increase fuel costs to our Independent Distributors. Cost of sales was higher for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 as percentage of sales. The increase was attributed to two factors; the cost associated with the soft launch of our new energy drink and the introduction of a new compensation plan paid to our distributor Members.  Besides promotional costs associated with the soft launch of our new energy drink, ForeverGreen had unexpected production challenges associated with the product’s bottle seal.  This created an approximate 1% increase of costs to sales in the cost of goods sold and shipping expense as ForeverGreen shipped replacement products to our distributors for those products that had faulty seals.  Management anticipates that normal cost of sales of 71.8% will increase slightly in future periods as distributors consistently attain higher ranks in the compensation plan.

Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members. ForeverGreen introduced a new simplified compensation plan January 1, 2008.  ForeverGreen paid the higher of the two compensation plans (new and old) for a three month transition period from January 1, 2008 to March 31, 2008. This cost ForeverGreen approximately 0.8% of sales for the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007.

Total operating expenses for the three and nine month periods ended September 30, 2008 compared to the three and the nine month periods ended September 30, 2007 remained substantially the same.

Salaries and wages decreased slightly for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 as management made appropriate staffing reductions to support the current sales volumes.

Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services. Professional fees decreased for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 due to in-house resources and management improvements.

[Remainder of page left blank intentionally]

The following chart summarizes our balance sheet at June 30, 2008 compared to December 31, 2007.

SUMMARY OF BALANCE SHEET INFORMATION
	Nine months ended Sept. 30, 2008	Year ended Dec 31, 2007
Cash	$ 32,115	$ 20,382
Total current assets	2,286,695	1,243,895
Total assets	16,712,410	15,489,396
Total current liabilities	3,466,164	2,048,979
Total liabilities	3,493,110	2,076,952
Retained deficit	(17,478,044)	(17,280,529)
Total stockholders’ equity	$ 13,219,300	$ 13,412,444

At September 30, 2008 our total assets increased primarily due to increases in inventory buildup and investment in capital assets.

Our total liabilities increased at September 30, 2008 compared to December 31, 2007.  The increase in the total liabilities was due to an increase in accounts payable for inventory purchases and convention expenses along with a short-term note payable of $347,500.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations.

Management plans to increase sales and decrease expenses where appropriate to improve profitability.  Our future internal cash flows will be dependent on a number of factors, including:

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

10.3

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.4

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen LLC and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

10.5

Promissory Note between ForeverGreen and First Equity Holdings Corp., dated November 10, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: November 12, 2008
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: November 12, 2008

15