Form 10-K/A
period 2007-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2009-01-16
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

           ACT OF 1934

For transition period ___ to ____

Commission file number: 0-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0621709 (I.R.S. Employer Identification No.)
972 North 1430 West, Orem, Utah (Address of principal executive offices)	84057 (Zip Code)

Registrant’s telephone number:  (801) 655-5500

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16,335,415.

The number of shares outstanding of the registrant’s common stock as of March 11, 2008 was 13,904,014.

Documents incorporated by reference:  None

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this annual report for the year ended December 31, 2007 as follows:

•

move the selected financial information for the years ended December 31, 2007 and 2006 from Item 6 to

Item 7,

•

include a revised report from our independent registered public accounting firm,

•

include the financial data for the year ended December 31, 2006 on the balance sheet, and

•

revise share amounts in the notes to our financial statements to reflect post-split share amounts.

Other than these changes, the disclosures in this amended report are as of the initial filing date of April 7, 2008 and this report does not include subsequent events.

TABLE OF CONTENTS

PART II

Item 6.  Selected Financial Data

3

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

3

Item 8.  Financial Statements and Supplementary Data

7

PART IV

Item 15.  Exhibits, Financial Statement Schedules

37

Signatures

38

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

PART II

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC.  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product, any new products and ForeverGreen Compensation Plan earnings and commissions.   In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentorship and accountability to promote our residual income stream opportunities.  We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers.  As our international markets mature, additional ForeverGreen products may also be introduced in each international market.  We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

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

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 20,382	$ 97,660
Total current assets	1,243,895	1,823,673
Total assets	15,489,396	16,084,106
Total current liabilities	2,048,979	5,572,886
Long-term debt	27,973	1,284,155
Total liabilities	2,076,952	6,857,041
Accumulated deficit	(17,280,529)	(17,325,896)
Total stockholders’ equity	$ 13,412,444	$ 9,227,065

	Year ended December 31
	2007	2006
SUMMARY OF OPERATING RESULTS
Revenues, net	$ 22,699,525	$ 3,491,671
Cost of sales	16,298,596	2,862,792
Gross profit	6,400,929	628,879
Total operating expenses	6,344,508	1,961,505
Net income (loss) from continuing operations	56,421	(1,332,626)
Total other income (expense)	(11,054)	88,180
Income taxes	–	–
Net earnings (loss)	$ 45,367	$ (1,244,446)
Net earnings (loss) per share	$ (0.00)	$ (0.19)

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

Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid on a monthly basis based upon their personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout average for sales commissions decreased less than 0.5% for 2007 compared to 2006 (See Note 6 to the financial statements). The decrease is attributed to additional payments made to the Brain Garden distributors for 2006 as a short-term transitional plan to move from the Brain Garden Unigen plan to the ForeverGreen Compensation Plan.

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

Our total liabilities at December 31, 2007 were $2,076,952 compared to $6,857,041 at December 31, 2006.  The 2007 decreased was primarily due to decreases in accounts payable, accrued expenses and notes payable.  Accounts payable decreased by $533,464 as increased revenues generates cash.  Notes payable decreased in 2007 as a result of loans provided by First Equity Holdings Corp. totaling $2,343,126, and loans from George and Brenda Brimhall that totaled $1,467,500.  ForeverGreen International had borrowed these funds from the Brimhall’s through 2005 and this debt was consolidated as part of the acquisition of ForeverGreen International.  ForeverGreen International had been paying principal and interest to the Brimhall’s since 2005.  In February 2007 we converted these and other notes payable of $4,008,698 by issuing an aggregate of 2,005,313 shares to the note holders.

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

Report of Independent Registered Public Accounting Firm

8

Consolidated Balance Sheets

  9

Consolidated Statements of Operations and Comprehensive Income

11

Consolidated Statements of Stockholders’ Equity

12

Consolidated Statements of Cash Flows

13

Notes to the Consolidated Financial Statements

14

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone:  (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ForeverGreen Worldwide Corporation

(formerly Whole Living, Inc.)

Orem, Utah

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation (formerly Whole Living, Inc.) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeverGreen Worldwide Corporation (formerly Whole Living, Inc.) as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15, the Company has a working capital deficiency, and has had negative cash flows from operations and recurring operating losses since inception, with the exception of the current year, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 19, 2008

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.
Consolidated Balance Sheets

	December 31,	December 31
	2007	2006

ASSETS		,
CURRENT ASSETS
Cash and cash equivalents	$20,382	$97,660
Accounts receivable, net	-	237,196
Prepaid expenses	277,186	153,128
Inventory	946,327	1,335,689

Total Current Assets	1,243,895	1,823,673

PROPERTY AND EQUIPMENT, net	533,989	496,986

OTHER ASSETS
Deposits and other assets	98,482	103,216
Trademarks, net	43,639	5,250
Customer base, net	770,310	855,900
Goodwill	12,799,081	12,799,081

Total Other Assets	13,711,512	13,763,447

TOTAL ASSETS	$15,489,396	$16,084,106

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.
Consolidated Balance Sheets - Continued

	December 31,	December 31
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY		,

CURRENT LIABILITIES
Accounts payable	$899,129	$1,432,593
Accrued expenses and other accrued liabilities	1,148,295	1,463,878
Current portion of notes payable	1,555	1,339
Current portion of notes payable – related parties	-	2,675,076

Total Current Liabilities	2,048,979	5,572,886

LONG-TERM DEBT
Notes payable – related parties	-	1,254,596
Notes payable	27,973	29,560

Total Long-Term Debt	27,973	1,284,155

Total Liabilities	2,076,952	6,857,041

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized
10,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 13,904,014 and 11,908,328 shares
issued and outstanding	13,904	11,909
Additional paid-in capital	30,668,761	26,541,052
Foreign currency translation	10,308	-
Accumulated deficit	(17,280,529)	(17,325,896)

Total Stockholders' Equity	13,412,444	9,227,065

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,489,396	$16,084,106

-

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Consolidated Statements of Operations and Comprehensive Income

	For the years ended
	December 31,
	2007	2006

REVENUES, net	$22,699,525	$3,491,671

COST OF SALES, net	16,298,596	2,862,792

GROSS PROFIT	6,400,929	628,879

OPERATING EXPENSES
Salaries and wages	3,835,547	1,006,065
Professional fees	696,489	483,948
General and administrative	1,526,265	335,659
Depreciation and amortization	286,207	135,833
Total Operating Expenses	6,344,508	1,961,505

NET OPERATING INCOME (LOSS)	56,421	(1,332,626)

OTHER INCOME (EXPENSE)
Other income and (expense), net	-	(103,421)
Loss on ForeverGreen investment	-	(53,933)
Change in fair value of derivative liability	-	145,000
Gain on Lawsuit	-	237,196
Gain/(Loss) on Sale of Fixed Assets	(4,928)	-
Interest (net)	(6,126)	(136,662)
Total Other Income (Expense)	(11,054)	88,180

Income (loss) from continuing operations before income tax provision	45,367	(1,244,446)

Income Tax Provision (Benefit)	-	-

NET INCOME (LOSS)	$45,367	$(1,244,446)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,632,562	6,568,788

A Summary of the components of other comprehensive income (loss) for the fiscal years ended December 31, 2007 and 2006 are as follows:

Net Income (Loss)	$45,367	$(1,244,446)
Other Comprehensive Income (Loss)	10,308	-
Comprehensive Income (Loss)	$55,675	$(1,244,446)

The accompanying notes are an integral part of these consolidated financial statements

_______________________________________________________________________

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Consolidated Statements of Stockholders' Equity
For the period January 1, 2006 through December 31, 2007

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, January 1, 2006	-	$-	5,351,112	$5,351	$14,995,399	$(16,081,450)	$-	$(53,070)

Shares issued for services
at $2.025 per share	-	-	50,000	50	101,200	-	-	-

Shares issued for 23% investment
in ForeverGreen International, LLC
at $1.80 per share	-	-	1,266,667	1,267	2,278,733	-	-	-

Shares issued for remaining 77%
investment in ForeverGreen
International, LLC at $1.75 per share	-	-	5,240,549	5,241	9,165,720	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	-	-	53,070

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(1,244,446)	-	-

Balance, December 31, 2006	-	-	11,908,328	11,909	26,541,052	(17,325,896)	-	-

Shares issued for services
at $1.60 per share	-	-	45,000	45	71,955	-	-	(54,474)

Shares issued for services
at $1.60 per share	-	-	22,500	22	35,978	-	-	-

Shares issued to retire related
party notes at $2.00 per share	-	-	1,928,186	1,928	4,008,698	-	-	-

Forgiveness of related party debt	-	-	-	-	11,078	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	-	-	54,474

Foreign currency translation	-	-	-	-	-	-	10,308	-

Net income for the year ended
December 31, 2007	-	-	-	-	-	45,367	-	-

	-	$-	13,904,014	$13,904	$30,668,761	$(17,280,529)	$10,308	$-

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Formerly Whole Living, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$45,367	$(1,244,446)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	286,207	135,833
Common stock issued for services rendered	108,000	101,250
Change in fair value of derivative liability	-	(145,000)
Loss on investment in ForeverGreen	-	53,933
Loss on sale of property and equipment	4,928	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Accounts receivable	237,196	(236,297)
Prepaid expenses	(124,058)	17,211
Inventory	389,362	(919,885)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(756,301)	1,502,244

Net Cash Provided by/ (Used in) Operating Activities	190,701	(735,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on sale of property & equipment	4,000	-
Cash paid for trademarks	(41,897)	-
Deposits	4,734	20,540
Cash acquired from investment in ForeverGreen International, LLC	-	27,739
Purchases of property and equipment	(243,753)	(65,288)

Net Cash (Used in) Investing Activities	(276,916)	(17,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	1,594,700
Payments on notes payable - related parties	(1,371)	(771,257)

Net Cash (Used in)/ Provided by Financing Activities	(1,371)	823,443
Effect of Foreign Currency on Cash	10,308	-

NET INCREASE (DECREASE) IN CASH	(77,278)	71,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,660	26,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,382	$97,660

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$2,128	$137,541
Cash Paid for Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common Stock Issued for Services Rendered	$108,000	$101,250
Common Stock Issued for Relief of Debt	$4,010,626	$-

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

On May 24, 1999 the Company entered into an agreement to merge with Whole Living, Inc. a Nevada Corporation (WLN) which was a non-operating public company with cash of $150,000 and a note receivable of $650,000 from Whole Living, Inc. (Utah) for funds advanced in contemplation of the merger.  Pursuant to the merger, WLN issued 400,000 post-reverse split shares of common stock to the shareholders of the Company for all outstanding stock of the Company.  The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor.  A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN.  No goodwill or intangible assets were recorded in the reverse acquisition.

In March 2002, the Company incorporated Brain Garden, Inc. as a wholly owned subsidiary.  The assets of the Company were subsequently transferred to Brain Garden.

On January 13, 2006 the Company entered into an agreement whereby it exchanged 1,266,667 shares of its post-reverse split common stock for a 23% interest in ForeverGreen International, LLC. a privately held company.  This acquisition is accounted for on the equity method of accounting.  As part of this reorganization the officers and directors of the Company resigned and officers of ForeverGreen International, LLC were appointed as officers of the Company.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

Income Tax at federal statutory rate	$ 15,425	$ (423,112)
State income tax benefit	5,306	(41,067)
Non-deductivle expenses	39,247	-
Change in estimate from prior year	(62,493)	(105,821)
Change in valuation allowance	2,515	570,000
	-	-

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	40,468	-
Accrued vacation	36,624	-
	77,092	-

Long-tem
Depreciation and amortization	(15,655)	-
Net operating loss carryforwards	5,951,078	6,010,000
	5,935,423	6,010,000

Total deferred tax assets	6,012,515	6,010,000

Valuation Allowance	(6,012,515)	(6,010,000)
	$ -	$ -

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

NOTE 3 –

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007:

Distributor liabilities	$ 668,920
Accrued employee benefits	121,571
Accrued royalty payable	97,152
Accrued audit fees	48,000
Accrued bank charges	44,874
Other accrued liabilities	167,778

Total Accrued Expense	$ 1,148,295

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

NOTE 6 –

BUSINESS COMBINATIONS

On January 13, 2006 the Company entered into an agreement with a ForeverGreen International LLC whereby the Company exchanged 1,266,667 post-split shares of its common stock for a 23% interest in ForeverGreen International, LLC a privately held company.  This acquisition is accounted for on the equity method of accounting.  As part of this reorganization the officers and directors of Whole Living Inc. resigned and officers of the Company were appointed as officers of the Whole Living Inc.

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

10.4

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Filed April 7, 2008)

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

ForeverGreen Worldwide Corporation By: /s/ Ronald K. Williams : Ronald K. Williams, President	Date: January 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: January 14, 2009
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: January 14, 2009
By: /s/ Chris L. Patterson Chris L. Patterson Secretary and Chief Operating Officer	Date: January 14, 2009