Form 10-K
period 2008-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2009-04-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,469,574.

The number of shares outstanding of the registrant’s common stock as of March 2, 2009 was 13,992,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

13

Item 2.  Properties

14

Item 3.  Legal Proceedings

14

Item 4.  Submission of Matters to a Vote of Security Holders

15

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

15

Item 6.  Selected Financial Data

16

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 8.  Financial Statements and Supplementary Data

21

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

42

Item 9A(T).  Controls and Procedures

42

Item 9B.  Other Information

43

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

43

Item 11.  Executive Compensation

44

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

45

Item 13.  Certain Relationships and Related Transactions, and Director Independence

46

Item 14.  Principal Accounting Fees and Services

48

PART IV

Item 15.  Exhibits, Financial Statement Schedules

48

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

PART I

ITEM 1.  BUSINESS

Historical Development

ForeverGreen Worldwide Corporation, formerly Whole Living, Inc. (“ForeverGreen Worldwide”), was incorporated in the state of Nevada on March 18, 1999 as Whole Living, Inc.  In May of 1999, Whole Living merged with Whole Living Inc., a Utah corporation, which owned the trademark “Brain Garden” and some of the products and formulas presently being marketed by ForeverGreen Worldwide.  Whole Living formed Brain Garden, Inc., a Nevada corporation, in May 2002, and Whole Living transferred the assets related to the Brain Garden products to this wholly-owned subsidiary.

On January 13, 2006, Whole Living acquired a 23% interest in ForeverGreen International, LLC (“ForeverGreen International”) in exchange for 1,266,667 (19,000,000 pre-split) restricted common shares of Whole Living.  ForeverGreen International is a network marketing company that focuses on whole foods and natural products.

Whole Living, Inc. changed the name of the corporation to “ForeverGreen Worldwide Corporation” on December 14, 2006.   On December 29, 2006 ForeverGreen Worldwide acquired the remaining 77% interest of ForeverGreen International.  ForeverGreen Worldwide issued an aggregate of 5,240,549 common shares valued at $9,170,961 in exchange for the member interests and the preferred member interests of ForeverGreen International.  This exchange resulted in ForeverGreen Worldwide owning 100% of ForeverGreen International and ForeverGreen International became a wholly-owned subsidiary of ForeverGreen Worldwide.  The Brain Garden subsidiary was dissolved after this acquisition.

Our Business

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International LLC.  Our product philosophy is to develop, manufacture and market the best of science and nature through innovative formulations as we produce and manufacture whole foods, nutritional supplements, personal care products and essential oils.

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

Principal Products

FrequenSea™.  Our best-selling, product is FrequenSea, a whole food beverage consisting of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a blend of blueberry, cranberry and lime juice concentrates processed through a proprietary process named Aqueous Molecular Partitioning (“AMP”) which renders the ingredients water soluble.  FrequenSea is sold as a single bottle, in individual single-serving packets or even in a four-bottle pack.  The marine phytoplankton in FrequenSea contains over 200 different sea algae that are all processed through proprietary and patent pending processes at a one-of-a-kind Sea Farm.  A daily dose of FrequenSea provides over 66 vitamins and minerals and includes amino acids in a convenient bio-available form for easy ingestion and quick absorption.  FrequenSea sales represent approximately 75% of our total product sales.

24 Karat Chocolate®.  ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and is processed without the fats, hormone filled dairy milk and waxes common in many chocolate products.  This naturally dark chocolate comes in a variety of flavors as well as fondue chips with a chocolate melter for use at chocolate fondue parties.  The 24 Karat Chocolate® is also used as an ingredient in the weight management products Thunder™ and Lightning Plus™.

Weight Management Products.  For those desiring to maintain their healthy weight or lose weight to obtain the health and vitality associated with good nutrition and their proper weight, we launched an innovative new healthful energy drink in early 2008 to directly compete with the highly-sugared and synthetic caffeine-laden energy drinks commonly available today.  The ForeverGreen energy drink branded as ElectriFire™ comes in Smooth and Spiced flavors that utilize the Aqueous Molecular Partitioning (“AMP”) to incorporate the whole plant in a water soluble form to promote rapid and sustained energy without the crash associated with many other energy drinks.

In August of 2008 we introduced the O3World product line to support weight management through three unique products, called Fixx, Form and Fibe.  Fixx is a meal replacement drink powder that has an energy component.  Form is a capsule product that taken before a meal creates a feeling of fullness so an individual should eat less.  Fibe is an all natural alternative to Form.  In addition, we offer the Thunder™ meal replacement drink powder that provides 28% of the protein your body needs in an apple fiber base with natural sweeteners and antioxidants.  We also offer Lightning Plus™, a supplement capsule of 24 Karat Chocolate®, cayenne, green tea and cascara sagrada designed to assist the body to naturally cleanse itself for optimal absorption and weight management.

Whole Food products.  Pulse – 8 is a new product introduced in 2009 that contains L-Argenine. It is good for heart health.  Pulse™ consists of a variety of nuts, seeds, fruits, grains and other foods and may be used as a snack or a meal replacement.  Pulse is packaged as a food bar or loose in canisters in different natural flavors.  Pulse has natural unprocessed proteins, fibers, carbohydrates and other AMP processed nutrients required for a healthy diet.  Our other nutritional meal and snack products include several soups that also double as nutritious additives to every casserole or meal.  Finally Fruit™, a natural dried fruit medley, Great Start™ breakfast cereal, Harvest Mix™ snack blends, and Parched Pulse round out the pantry offerings for a complete kitchen’s needs for nutritious and natural food choices as alternatives to processed, synthetic and preservative-laden foods.

EarthTribe™ Farmacy.   AMP and Supercritical Fluid Extraction provide exclusive and proprietary processes so that the whole-plant products and combination plants become water-soluble for maximum absorption.  Plant Life Concentrates are combined for a whole-plant green drink or citrus blend of the Dragon products and the Preventatives label brings our consumers a variety of single herbs and spices from Cinnamon to the electrically high frequency found in natural roses of our Rainmaker™ product.

TruEssense™ Essential Oils.  Plant essences sourced from around the world comprise the essential oils available for our customers and Member distributors.  These products are designed to be applied topically to the body for therapeutic and soothing relief.

Personal Care products.  As we believe that what is placed on the skin is absorbed through the skin, our Members and customers have access to all the quality, natural personal care products that a consumer could wish for from SecreSea™, our complete cosmetic package with marine phytoplankton in creams, toners, serums, scrubs and masks to bath salts, deodorant, tooth powder, shaving cream, body wash, shampoo and conditioner.

Healthy Alternatives™.  From sand-free salt to high-fiber apple cleanse products, Healthy Alternatives™ offer products to those desiring to obtain natural and chemical-free health benefits.

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

In January 2009 we announced a new branding strategy in which all our products will be placed into four brands.  Each brand will have its own personality, yet will be more unified and coordinated with the ForeverGreen branding, sales methodology and product focus.   The brands are as follows:

•

LegaSea – products featuring the Marine Phytoplankton ingredient..

•

TruEssense – products featuring our Essential Oils.

•

O3World – products featuring a unique technology for weight management.

•

Brain Garden – products featuring whole foods including Pulse – 8, ElectriFire and chocolate.

Raw Materials and Suppliers

During 2007 and 2008, we had the freedom to use any supplier to purchase raw materials.  We used several different vendor sources since most of the raw materials were readily available in the market place.  We have good vendor relations with our key vendors ensuring a continuous supply of our key products.  During 2007 and 2008 we relied on two principal suppliers for our FrequenSea™ product.  Unique Sea Farms Limited provided the marine phytoplankton and Primal Essence supplied the AMP technology used to process additional ingredients that accompany the marine phytoplankton.  There are other providers of marine phytoplankton in the world, however, we consider Unique Sea Farms Limited’s product to have the very best quality, which is nutritionally superior to other sources of this product.

During 2007 Marine Life Sciences, LLC, a Nevada limited liability company (“MLS”), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms Limited.  On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with MLS.  Under the agreement MLS will supply ForeverGreen International with processed marine phytoplankton for a term of five years and if ForeverGreen International satisfies the terms of the agreement for the initial five year term it will have the option to renew the agreement for an additional five year term.

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

Due to economic conditions in 2008, ForeverGreen International was unable to meet the annual quota requirements of the agreement with MLS. Therefore, an on-going review of the quota’s and market conditions are being reviewed with MLS to ensure a long-term unique vendor relationship. MLS continues to share research results and other data related to the product with ForeverGreen International and both parties agreed to protect any proprietary information related to the product.  Both parties agreed to indemnify the other for any claims arising out of any action taken or omission by the other.

During 2007 and 2008 we relied primarily on one essential oil vendor.  However, as of January 2009, our essential oil products are formulated, processed and sourced with other key vendors directly by ForeverGreen.  ForeverGreen ended its prior relationship with its oil vendor to have full control over the manufacturing, control, quality, sourcing and label and marketing claims of its oils.  Management believes our oil quality and customer satisfaction is greatly improved with the new ForeverGreen education system and the delivery of quality essential oils.  However, some of  our essential oil raw materials may be limited due to high demand and some raw material shortages that around the world periodically.

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

ForeverGreen Takes a Stand for Kindness

One of ForeverGreen’s key missions is Kindness. ForeverGreen believes health is the doorway to kindness, and kindness is health. ForeverGreen and ForeverGreen employees, distributor members, and officers create a higher standard of focus, serving humanity one person at a time by doing individual and hands on acts of kindness. We want to transform the world by transforming people. We call it “Standing in the Drift”.  Standing in the Drift means to do whatever a person can outside of themselves to help lessen the impact of the adversities our world faces.  Each ForeverGreen member takes a stand in their own community to make a difference.  ForeverGreen has launched a National school nutrition program called “The Power Lunch Program,” partnered with the worldwide poverty relief organization, Kiva, we have built homes in Mexico, and has supported an educational drug awareness documentary entitled Happy Valley.

Compensation Plan

We rely on a system of network marketing for the distribution of our products through our Members and customers.  Our revenue depends directly upon the sales efforts of our Members. We distribute our products exclusively through independent contractor Members who have contracted directly with us.  Members are entitled to purchase products from us for personal use or for resale, and the sales by our Members have the potential to earn commissions.  Individuals who join as a Member may enroll and sponsor other Members and earn commissions from the resale of our products as well.  The ForeverGreen Compensation Plan provides many different ways to earn income for our Members, from Fast start earnings to personal rebates on Member purchases to unilevel commissions and leadership pools.

The ForeverGreen Compensation Plan reaches out to every segment of our society.  An individual may join as a Member for the exclusive products offered by our company or for the wholesale prices that are available to Members purchasing product.  An individual may join ForeverGreen and begin earning commissions rapidly with minimal investment.  A Member receives a discount on their personal purchases or the purchases of their customers over a certain amount.  This provides incentive to discuss successful products and programs with others.  As a Member assists other individuals join the Member’s organization, the new Members generate commission payments to the Upline Member through their product purchases.  Our Fast Start bonus program pays out 60% of the point value on a new Member’s first 28 days of purchases to be shared by the enrollment tree, providing incentive to advertise our company and products to others.  Leadership pools reward Members that have established a downline organization formed into legs with specific sales volume in each leg.  The leadership pools generate a pro-rata share of a pool in up to 14% of our commissionable volume during a calendar month.  The newly launched car bonus program provides incentives to grow the Member’s business to maximize the higher ranks in the compensation program as well as drive a new car earned thanks to their efforts.  Under our compensation system, any Member can earn commissions and rebates through the ForeverGreen commission structure.

Beginning in 2008 the compensation plan has been enhanced to simplify the teaching and promoting of the commissions available to a ForeverGreen member. A member can now earn 7% seven levels deep from their organization plus 1% on the eighth level for a total payout of 50% on commissionable volume instead of 31% previously available.  This 19% difference in the unilevel plan was adjusted in the leadership pool and the matching bonus was removed from the plan.  The leadership pools payout is now 12% of our commissionable volume and the 50% matching bonus has been eliminated creating an additional overall one and one-half percent (1 1/2%) increase in payout of commissionable volume to Members in the unilevel portion of our plan.

Our Members progress though the compensation plan with recognition and ranks that show their standing and leadership in our.  A Member must generate personal volume (“PV”) through either individual purchases or purchases of their customers.  A Member’s rank may vary from month-to-month based upon the increase and decrease in their monthly sales volume.  Even at the lowest rank requiring minimal volume qualifications, each ForeverGreen Member may earn compensation from Faststart and Jumpstart programs as they grow their businesses.   The rank of “Learning” is indicative of the status of the new Member in the ForeverGreen business and is the first rank a Member receives by helping four Members join under them to form three downline legs with a total of 1,000 points of organizational volume (“OV”).  The rank of “Determined” is earned when a Member has two legs with 1,000 OV and one leg with 100 points.  The “Successful” rank is earned by the Member with two legs of 2,500 OV and one leg of 1,000 OV.  “Part-time” is the rank a Member earns when their organization generates two legs with 6,000 OV and one leg with 2,000 points.  A Member attains “Fulltime” rank when they have two legs with 15,000 OV and one leg with 6,000 OV.  “Free” status is obtained when a Member has four legs with 15,000 OV and “Rainmaker” rank is achieved by the Member that works to develop four legs that are at the rank of Fulltime.

Beginning in 2008, a Member can immediately earn a $500 car bonus after reaching the rank of Fulltime their first month, which is two legs with 15,000 OV and one leg with 6,000 OV instead of maintaining three month’s time of four legs with seven thousand in organizational volume. The car bonus has been increased to $750 for a qualified Member at the Free rank and to $1,000 at the Rainmaker rank.  These amounts continue month by month for each month qualification is maintained.

At each new rank, the generational compensation percentages and amount of compensation increases.  Therefore, an established Member may receive a percentage of sales generated by an ever growing number of new customers or distributors that are brought into the plan in their downline.

There are many competitor companies that offer unilevel plans, Fast Start plans, car bonuses and Leadership Pools.  However, we believe that our approach of percentage commission pay out and specific product focus, in conjunction with the ForeverGreen culture and growth models presents a great improvement on competitor plans and represents a competitive advantage for our Members.  Their personal rewards generate incentive to attract many other network marketing professionals and newcomers alike.  As our Members are rewarded financially, they are motivated to continue developing an organization to help others receive financial and recognition rewards and, as a result, we continue to grow.  We continue to look at ways to improve our commission plan in the future as we recognize the importance of staying in touch with economic changes in the market place.

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

Generally, Members who are new to network marketing invite friends, family members, and acquaintances to attend conference calls, review websites or attend personal or company sponsored meetings.  Members with a history of network marketing are quick to invite their contacts within the industry to experience the difference that our company brings to the industry.  Some people are attracted to become Members after using our products and desire to obtain the wholesale prices our Members enjoy.  The new Member is also entitled to enroll and sponsor other Members in order to build a network of Members and customers that provide commissions and further financial incentives as well as recognition from the company.  With the Jumpstart program, a new Member needs to enroll only four other new Members on the Jumpstart program to basically pay for the new Members’ product costs.

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

Our retention rates improved with the new Jumpstart program that uses tangible steps and guidelines to help the new Member learn the business and how to effectively sell products and enroll new Members and customers.  The weekly calls and training provide a duplicable business model that help new Members successfully begin their independent contractor business.

Compensation

Each company product carries a specified number of commission volume points.  Commissions are based on a Member’s personal qualification, organizational and leg commission volumes.  A Member receives commissions based on a percentage of the sales volume of their downline each month.  Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any point-of-sale taxes.  As a Member’s retail business expands and as they successfully sponsor other Members into the business, which in turn expand their own businesses, the Member receives more commissions from the expanded sales volume of the downline.  A Member receives commission bonuses by remaining in good standing with the company and generating at least 50 qualification volume points in the FastStart Program or 100 qualification volume points for the Unilevel program in addition to FastStart or 200 qualification points for all bonuses including the leadership pools in addition to all other named commission bonuses.

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the company and the Member in accord with our policies and procedures.  Any person may join us as a Member to purchase products for personal use or to build a downline sales organization.  In order to become a Member, a person may purchase a non-commissionable Member Kit which currently sells for $19.95.  The Member Kit includes member materials such as the policies and procedures and instructions to access the internet-based virtual business office with library access as well as how to obtain an online personalized website.  This Member Kit accounts for about 1% of our revenues.  No product purchases are required to become a Member and large inventory product purchases are discouraged.  However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales are required.

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

Markets

We provide exclusive, innovative nutritional and whole food products which are natural foods and products that are eaten or consumed to achieve healthy effects in the body.  While the nutritional supplement industry consisting of individually standardized supplements, herbs and the like has been flat in recent years, the exclusive and proprietary products protected through trade secrets, proprietary processes and ingredients have experienced great growth.  In addition, the functional foods of our pulse and Nice bars of the FoodFirst line and our organic, dark 24 Karat Chocolate® is experiencing growth as is our essential oils line of products.

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

Trademarks, Patents and Intellectual Property

We have secured or are in the process of securing trademark protection for our important trademarks in the United States and around the world where we are conducting business.  Trademark protection is important to brand name recognition and Member and consumer loyalty as we expand internationally.  We intend to register our important trademarks in the United States and other countries where we are growing.  A number of our products utilize proprietary formulations and processes.

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

Employees

As of the date of this filing we have over 56 full time employees with some services, employee and management functions being performed by ForeverGreen employees.  Many of these employees directly support the Member network.  Our employees are not presently covered by any collective bargaining agreement.  We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

•

The recovery of the United States and the global economy;

•

Our ability to encourage our Members to sponsor new Members and increase their own personal sales;

•

Our ability to promote our product lines with our Members and customers;

•

Our ability to develop successful new exclusive product lines;

•

Our ability to obtain essential oil raw materials for some of our products;

•

Effects of future regulatory changes in the area of direct marketing, if any;

•

Our ability to remain competitive in our domestic and international markets; and

•

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  We cannot assure you as to our independent auditors’ conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 2.  PROPERTIES

We have three building leases for office, warehouse and production space located in Orem, Utah.  The office space lease began January 1, 2005 and expires December 31, 2009 with provisions for an automatic five year extension and has a monthly payment of $5,784.  The warehouse space lease began March 1, 2005 and expires February 28, 2010 with provisions for an automatic five year extension and has a monthly payment of $7,500 per month.  The production space lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.   All of these leases have a provision for an annual increase of 3%.  The buildings we lease are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.

Beginning April 1, 2008 we leased an office building in Mexico on a 24 month lease for approximately $2,217US per month.  We leased an office building in Singapore on a one year lease beginning April 2008 for approximately $3,950US per month.  We follow the guidance in the FASB Technical Bulletin No. 85-3 and record rent expense using straight-line over the life of each lease.

ITEM 3.  LEGAL PROCEEDINGS

On March 17, 2008 our transfer agent Standard Registrar and Transfer Company filed an interpleader complaint in the Third District Court, State of Utah in and for Salt Lake County, Salt Lake Department to determine the status and ownership of ForeverGreen Share Certificate No. 5931 representing 20,000 shares of common stock.  ForeverGreen claims that the certificate should be surrendered as the shares were not paid for because adequate consideration was not received from Mr. Fifield because he resigned his employment prior to the term ForeverGreen required of him.  Mr. Fifield claims ownership of the certificate and has requested its transfer prior to ForeverGreen requesting a stop transfer on the certificate.  Mr. Fifield has not returned the certificate and this action is ongoing.

On February 5, 2009 Frank R. Spindler, an individual, filed a claim against ForeverGreen International, LLC in Magistrates Court of Queensland - Southport. The claim alleges breach of contract related to the incorporation of ForeverGreen Pty Ltd, an Australian company, and seeks AU$30,100 in damages for costs of incorporating such entity.  Management believes the claim is baseless and intends to vigorously defend against the claim.  Legal counsel is reviewing the matter.

We are involved in various other disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to the vote of our shareholders during the fourth quarter of the 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low trading prices of our common stock for each quarter of the 2008 and 2007 years as reported by the OTC Bulletin Board.  The following quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2007		2008
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 2.95 2.63 2.08 1.70	$ 1.55 1.80 1.20 1.10	$ 1.65 1.70 1.65 1.09	$ 1.20 1.35 1.05 0.29

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC or excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets.

Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 2, 2009 we had 180 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On November 25, 2008 we issued 63,000 shares of restricted common stock, valued at $37,800, to Donald R. Mayer, officer of Universal Business Insurance, Inc., in consideration for the renewal fee of our Corporation’s Officers and Directors Liability Insurance.  We relied on an exemption from the registration requirements provided for a private transaction not involving a public distribution pursuant to Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

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

Our major challenge for the next twelve months will be to respond to the economic conditions and properly manage our systems and logistics centers around the world to support the demand for our products and the business opportunity.  Included in this challenge is the need to continue to create a customer service and Member satisfaction level at the highest quality.  Overcoming economic down turns will require skilled personnel, and manufacturing and shipping facilities.  Management will prepare its operating activities, especially production and order fulfillment, for the current economic environment as well as prepare itself for the upturn of demand as people continue to look for other income opportunities and choose ForeverGreen the company they can align with for their future.

We are expanding our markets and exclusive products and we anticipate the need to expand our international logistics centers.  The rewards include increased sales and diversified market incomes.  International expansion is very expensive and key Members are required to experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At December 31, 2008, we had cash of $142,704, with a working capital deficit of $1,973,938.  We recorded revenues of $21,749,773 for 2008, but recorded a net operating loss of $1,048,301.  During 2008 we financed our operations with revenues and loans from related parties totaling $850,000.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.  However, management has reduced our operating costs by reducing overhead and staff, and we have made salary adjustments.  Management is also negotiating with our key vendors to reduce costs.  During 2008 we have introduced new logistic, sales and distribution software that will reduce computer costs going forward.   New products have been and will continue to be introduced to bolster Member recruiting and product sales.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs; however, we cannot guarantee that we will be able to return to profitability in the short term.

Our total assets increased to $16,458,803 at December 31, 2008 compared to $15,489,396 at December 31, 2007. The increase is primarily due to product introductions in 2008 and a down turn in revenues in the fourth quarter resulting in an increase in inventory resulting from the timing of ordering and delivery of product; and an increase in property and equipment of $185,069 (net of depreciation) as we invest in our in house business hardware and software.

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

Commitments and Contingent Liabilities

We have three building leases for office, warehouse and production space in Orem, Utah.  The aggregate monthly payments are $21,815 with total lease commitments of $832,841 through 2012.  Rent expense for 2008 was $486,368 compared to $384,056 for 2007.

Our total liabilities at December 31, 2008 were $4,096,024 compared to $2,076,952 at December 31, 2007.  The increase was primarily due to increases in accounts payable, accrued expenses and notes payable.  Accounts payable increased by $934,998 as inventory purchases were committed on new product introductions during 2008.  Current notes payable increased by $610,059 as a result of loans provided by First Equity Holdings Corp. totaling $787,500, of which $240,000 was repaid in 2008, and loans from George Brimhall that totaled $62,500 (See Item 13, below).   ForeverGreen International borrowed these funds from these related parties during 2008 to support the introduction of new product launches, develop and bring in house our own logistic, sales and distributor software and systems, and operating expenses to manage through the worldwide economic downturn.

In January 2009 we borrowed an additional $60,000 each from First Equity Holdings Corp. and Mr. Brimhall for ongoing operations (See Item 13, below).

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the years ended December 31, 2008 and 2007.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary ForeverGreen International, LLC.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2007	2008
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 20,382	$ 142,704
Total current assets	1,243,895	2,095,907
Total assets	15,489,396	16,458,803
Total current liabilities	2,048,979	4,069,845
Long-term debt	27,973	26,179
Total liabilities	2,076,952	4,096,024
Accumulated deficit	(17,280,529)	(18,353,031)
Total stockholders’ equity	$ 13,412,444	$ 12,362,779

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 22,699,525	$ 21,749,773
Cost of sales	16,298,596	16,406,581
Gross profit	6,400,929	5,343,192

SUMMARY OF OPERATING RESULTS -continued
	Year ended December 31
	2007	2008
Total operating expenses	$ 6,344,508	$ 6,391,493
Net income (loss) from continuing operations	56,421	(1,048,301)
Total other income (expense)	(11,054)	(24,201)
Income tax provision (benefit)	–	–
Net earnings (loss)	$ 45,367	$ (1,072,502)
Net earnings (loss) per share (basic)	$ 0.00	$ (0.08)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales.  Sales for 2008 decreased in comparison to 2007.  This decrease in sales is attributable to the worldwide economic downturn: ForeverGreen’s revenues are over 90% based in the United States which has been particularly hurt by the economic downturn.

Cost of sales consists primarily of sales commissions paid to our Members, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 75.4% of revenues for 2008 compared to 71.8% of revenues for 2007.  Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid to Members on a monthly basis based upon personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout average for sales commissions increase by approximately 2% for 2008 compared to 2007.  The increase is attributed to two key factors: special promotions were introduced in the fourth quarter to manage the economic downturn and move additional inventory; plus additional payments were made in a transitional phase in the first quarter as the plan was adjusted and enhanced.  Cost of procuring and packaging products increased approximately 0.5% as new product introductions were launched in 2008.  Freight cost increased approximately 1.1% as fuel and transportation cost increased by our carriers.

Total operating expenses increased for 2008 compared to 2007 by $46,988 as a result of increases in general and administrative expense of $284,637 due to the introduction of new products during 2008. General and administrative expenses include our general office, marketing, and travel related expenses.

Salaries and wages decreased in 2008 compared to 2007 by $187,243 as a result of the executives and higher management taking an average salary reduction of more than 15% for approximately five months of 2008.  As revenues continue to be slower in 2009 compared to 2008, necessary layoffs have been made in the first quarter of 2009, as well as the current executives and many of the management team continue at a more then average 20% salary reduction.

Professional fees decreased for 2008 compared to 2007 by $57,799 due to the introduction of our own in house logistic, sales and distributor software and systems being introduced in August of 2009. Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services

Depreciation and amortization increased in 2008 compared to 2007 by $7,390 due to the addition of the assets of ForeverGreen and their related depreciation, as well as asset acquisitions in 2008.

Total other expense for the 2008 year was related to interest expense on loans.

As a result of decreased revenues and a worldwide economic downturn in the 2008, we recorded a net loss for 2008 and a net loss per share of $0.08, as compared to a net profit in 2007 and $0.00 net income per share

Off-balance Sheet Arrangements

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

We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The amortization for 2008 was $85,590 compared to $85,590 for 2007.

We recorded impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The company did a annual analysis for the period ended December 31, 2008 and determined no adjustment to long-lived assets was needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

22

Consolidated Balance Sheets

23

Consolidated Statements of Operations and Comprehensive Income

24

Consolidated Statements of Stockholders’ Equity

25

Consolidated Statements of Cash Flows

26

Notes to the Consolidated Financial Statements

27

[Logo]	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

ForeverGreen Worldwide Corp

Orem, Utah

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeverGreen Worldwide Corporation as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has a working capital deficiency, and has negative cash flows from operations and recurring operating losses substantially since inception which raise substantial doubt about its ability to continue as a going concern.  Management's plans in those matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC

Bountiful, Utah

March 31, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

ForeverGreen Worldwide Corporation
formerly Whole Living, Inc.
Consolidated Balance Sheets

ASSETS	December 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$142,704	$20,382
Prepaid expenses	85,962	277,186
Inventory	1,867,241	946,327
Total Current Assets	2,095,907	1,243,895

PROPERTY AND EQUIPMENT, net	719,058	533,989

OTHER ASSETS
Deposits and other assets	99,486	98,482
Trademarks, net	60,551	43,639
Customer base, net	684,720	770,310
Goodwill	12,799,081	12,799,081
Total Other Assets	13,643,838	13,711,512

TOTAL ASSETS	$16,458,803	$15,489,396

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$238,475	$123,831
Accounts payable	1,710,296	775,298
Accrued expenses	1,260,605	1,148,295
Due to related parties	148,855	-
Banking line of credit	100,000	-
Current portion of notes payable	1,614	1,555
Current portion of notes payable - related parties	610,000	-
Total Current Liabilities	4,069,845	2,048,979

LONG-TERM DEBT
Notes payable	26,179	27,973
Total Long-Term Debt	26,179	27,973
Total Liabilities	4,096,024	2,076,952

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized
10,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 13,992,141 and 13,904,014 shares
issued and outstanding, respectively	13,992	13,904
Additional paid-in capital	30,742,153	30,668,761
Prepaid equity expenses	(19,245)	-
Other comprehensive income	(21,090)	10,308
Accumulated deficit	(18,353,031)	(17,280,529)
Total Stockholders' Equity	12,362,779	13,412,444

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,458,803	$15,489,396

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Income

	For the years ended
	December 31,
	2008	2007

REVENUES, net	$ 21,749,773	$ 22,699,525

COST OF SALES, net	16,406,581	16,298,596

GROSS PROFIT	5,343,192	6,400,929

OPERATING EXPENSES

Salaries and wages	3,648,304	3,835,547
Professional fees	638,690	696,489
General and administrative	1,810,902	1,526,265
Depreciation and amortization	293,597	286,207

Total Operating Expenses	6,391,493	6,344,508

NET OPERATING INCOME (LOSS)	(1,048,301)	56,421

OTHER INCOME (EXPENSE)

Other income and (expense), net	5,835	-
Gain/(Loss) on Sale of Fixed Assets	-	(4,928)
Interest (net)	(30,036)	(6,126)

Total Other Income (Expense)	(24,201)	(11,054)

Income (loss) from continuing operations before
income tax provision	(1,072,502)	45,367

Income Tax Provision (Benefit)	-	-

NET INCOME (LOSS)	$ (1,072,502)	$ 45,367

BASIC INCOME (LOSS) PER COMMON SHARE	$ (0.08)	$ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,927,231	13,632,562

A summary of the components of other comprehensive income (loss) for the fiscal years ended December 31, 2008 and 2007 are as follows:

Net Income (Loss)	$ (1,072,502)	$ 45,367
Foreign Currency Translation	(31,398)	10,308

Comprehensive Income (Loss)	$ (1,103,900)	$ 55,675

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2007 and 2008

					Additional		Other	Prepaid
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, January 1, 2007	-	$ -	11,908,328	$ 11,909	$ 26,541,052	$ (17,325,896)	$ -	$ -

Shares issued for services
at $1.60 per share	-	-	45,000	45	71,955	-	-	(54,474)

Shares issued for services
at $1.60 per share	-	-	22,500	22	35,978	-	-	-

Shares issued to retire related
party notes at $2.00 per share	-	-	1,928,186	1,928	4,008,698	-	-	-

Forgiveness of related party debt	-	-	-	-	11,078	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	-	-	54,474

Foreign currency translation	-	-	-	-	-	-	10,308	-

Net income for the year ended
December 31, 2007	-	-	-	-	-	45,367	-	-

Balance, December 31, 2007	-	-	13,904,014	13,904	30,668,761	(17,280,529)	10,308	-

Shares issued for services
at $1.42 per share	-	-	25,127	25	35,655	-	-	(15,124)

Shares issued for services
at $0.60 per share	-	-	63,000	63	37,737	-	-	(31,500)

Amortization of prepaid expenses	-	-	-	-	-	-	-	27,379

Foreign currency translation	-	-	-	-	-	-	(31,398)	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,072,502)	-	-

	-	$ -	13,992,141	$ 13,992	$ 30,742,153	$ (18,353,031)	$ (21,090)	$ (19,245)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,072,502)	$ 45,367
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	293,597	286,207
Common stock issued for services rendered	42,216	108,000
Loss on sale of property and equipment	-	4,928
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Accounts receivable	-	237,196
Prepaid expenses	191,223	(124,058)
Inventory	(920,914)	389,362
Deposits	(1,004)	4,734
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,208,182	(756,301)

Net Cash Provided by/(Used in) Operating Activities	(259,202)	195,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on sale of property & equipment	-	4,000
Purchases of property and equipment	(389,468)	(243,753)
Cash paid for trademarks	(20,519)	(41,897)

Net Cash (Used in) Investing Activities	(409,987)	(281,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	114,644	-
Proceeds from Line of Credit	1,880,043	-
Payments on Line of Credit	(1,780,043)	-
Proceeds from notes payable - related parties	850,000	-
Payments on notes payable - related parties	(240,000)	-
Payments on notes payable	(1,735)	(1,371)

Net Cash Provided by/(Used in) Financing Activities	822,909	(1,371)

Effect of Foreign Currency on Cash	(31,398)	10,308

NET INCREASE (DECREASE) IN CASH	122,322	(77,278)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,382	97,660

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 142,704	$ 20,382

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$ 7,670	$ 2,128
Cash Paid for Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Common Stock Issued for Services Rendered	$ 42,216	$ 108,000
Common Stock Issued for Relief of Debt	$ 12,019	$ 4,010,626

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

a. Organization - continued

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

c. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2007 and 2008 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries ForeverGreen International LLC (Utah) and Brain Garden.  All intercompany transactions and balances have been eliminated in the consolidation.

d. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	December 31,
	2008	2007
Income (Loss) Numerator	$ (1,072,502)	$ 45,367
Shares (Denominator)	13,927,231	13,632,562

Per Share Amount	$ (0.08)	$ 0.00

There are no reconciling items to net income for the computation of earnings per share at December 31, 2008 and 2007

e. Provision for Income Taxes

The provision for income taxes consists of the following:

	2008	2007
Current
Federal	$ -	$ -
State	-	-
	$ -	$ -

Deferred
Federal	$ -	$ -
State	-	-
	-	-
Total income tax expense (benefit)	$ -	$ -

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

e. Provision for Income Taxes - continued

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

	2008	2007
Income Tax at federal statutory rate	$ (328,897)	$ 15,425
State income tax benefit	(28,113)	5,306
Non-deductible expenses	39,247	39,247
Change in estimate from prior year	(62,493)	(62,493)
Change in valuation allowance	455,481	2,515
	$ 75,225	$ -

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	$ 47,165	$ 40,468
Accrued vacation	38,717	36,624
	$ 85,882	$ 77,092

Long-tem
Depreciation and amortization	$ 50,780	$ (15,655)
Net operating loss carryforwards	6,328,819	5,951,078
	$ 6,379,599	$ 5,935,423

Total deferred tax assets	6,465,481	6,012,515

Valuation Allowance	(6,465,481)	(6,012,515)
	$ -	$ -

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2008.  Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions.  As of December 31, 2008 and 2007, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $17,000,000.  These carryforwards are available to offset future taxable income, if any, and begin to expire in 2019.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements.  Depreciation expense for the period ended December 31, 2008 and 2007 is $208,007, and $200,617, respectively.

In accordance with Financial Accounting Standards Board Statement (FASB) No.144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.   At December 31, 2006, the company did an analysis of the combined assets and made an adjustment to the property and equipment for assets that no-longer had value to the corporation and which were fully depreciated.  The aggregate amount of this adjustment is $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no affect on the income statement or the net value of the fixed assets or total assets as a result of this adjustment.  The company did continuing analysis for the period ended December 31, 2008 and determined no adjustment to long term assets was needed.

h. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.  Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives.  Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate.  The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products.  On December 31, 2008 and 2007 there was an allowance for obsolete inventory in the amount of $126,448 and $108,492,  respectively.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

k. Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well-known, quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.  The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 each.  The amounts held for the Company regularly exceed that amount.

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

l. Equity Instruments

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No.

618, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  The Company

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

l. Equity Instruments- continued

recognized $54,235 and $72,000 for the periods ended December 31, 2008 and 2007 respectively.

m. Intangible Assets

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

The Company capitalizes legal fees incurred to register trademarks for its products.  Trademarks consist of the following for the period ended December 31, 2008 and 2007:

	2008	2007
Trademarks	$ 67,666	$ 47,147
Less accumulated amortization	(7,116)	(3,508)
Net trademarks	$ 60,550	$ 43,639

There was amortization expense for the years ended December 31, 2008 and 2007 were $3,608, and $3,508, respectively.

n. Advertising

Advertising expense for the years ended December 31, 2008 and 2007 were $564,309 and $394,705 respectively.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Property and equipment consists of the following at December 31, 2008 and 2007:

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 2 - PROPERTY AND EQUIPMENT- continued

	2008	2007
Leasehold improvements	$ 76,767	$ 80,355
Office furniture & fixtures	180,162	177,690
Equipment	470,414	446,234
Vehicles	56,548	56,548
Computer equipment	507,178	470,254
Computer software	633,084	279,665
Computer software - capitalized	-	53,837
Total Assets	1,924,153	1,564,583
Accumulated depreciation	(1,205,095)	(1,030,594)
Total Property & Equipment	$ 719,058	$ 533,989

Depreciation expense for the years ended December 31, 2008 and 2007 were $208,007 and $200,617, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2008 and 2007:

	2008	2007
Distributor liabilities	$ 589,609	$ 668,920
Accrued employee benefits	134,193	121,571
Accrued royalty payable	-	97,152
Accrued audit fees	48,000	48,000
Accrued bank charges	32,300	44,874
Accrued taxes	388,740	149,426
Other accrued liabilities	67,763	18,352
Total	$ 1,260,605	$ 1,148,295

NOTE 4 - LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2008 and 2007:

Note payable to Wells Fargo Bank bearing interest	2008	2007
At 7%, principle and interest due monthly, matures
August, 2019, secured by asset	$ 27,793	$ 29,528

Less current portion of Notes payable	(1,614)	(1,555)
Net Long-Term Liabilities	$ 26,179	$ 27,973

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 4 - LONG-TERM LIABILITIES - continued

Accrued interest for the periods ended December 31, 2008 and 2007 were $36,685 and $0, respectively, of which $1,675 was related to the above note.  The remaining portion is due on the notes described in note 9.

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2008:

2009	$ 1,614
2010	1,805
2011	1,945
2012	2,097
2013	2,259
Therafter	18,073
Total	$ 27,793

NOTE 5 – OPERATING LEASES

The Company has three building leases for office, warehouse and production space in Orem, Utah.  The office lease for $5,784 per month began January 1, 2005 and expires December 31, 2009 with provisions for an automatic 5 year extension.  The warehouse lease for $7,500 per month began March 1, 2005 and expires February 28, 2010 with provisions for an automatic 5 year extension.  The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic 5 year extension.   All leases have a provision for an annual increase of 3%.   The buildings the Company leases are sufficiently large enough to accommodate all of its administrative and warehouse and production needs.   The company leased an office building in Mexico on a 24 month lease beginning April 1, 2008 for approximately $2,217 USD per month.  The Company leased an office building in Singapore on a one year lease beginning April 2008 for approximately $3,950 USD per month.  The company follows the guidance in the FASB Technical Bulletin No. 85-3 and records rent expense using straight-line over the life of each lease.

Total Lease Commitments:

2009	$ 361,363
2010	157,934
2011	117,579
2012	117,579
Therafter	78,386
Total	$ 832,841

Rent expense for operating leases for December 31, 2008 and 2007 was $486,368, and $384,056, respectively.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

On February 5, 2009 Frank R. Spindler, an individual, filed a claim against ForeverGreen International, LLC in Magistrates Court of Queensland - Southport. The claim alleges breach of contract related to the incorporation of ForeverGreen Pty Ltd, an Australian company, and seeks AU$30,100 in damages for costs of incorporating such entity.  Management believes the claim is baseless and intends to vigorously defend against the claim.  Legal counsel is reviewing the matter.

NOTE 7 – STOCKHOLDERS’ EQUITY

On February 27, 2007 the Company issued an aggregate of 1,928,186 shares of restricted common stock in satisfaction of $4,010,626 related party notes payable and accrued interest balances. The remaining balance of $11,078 in related party interest was forgiven by the shareholders. In accordance with APB 26, “Early Extinguishment of Debt”, paragraph 20, the forgiveness of the interest has been recorded in the Statements of Stockholders’ Equity.

During February 2007, the Company issued 67,500 shares of restricted common stock to a vendor for services rendered.

On April 28, 2008 the Company issued 25,127 shares valued at $1.42 per share of restricted common stock to vendor for services rendered. On November 25, 2008 the Company issued an additional 63,000 shares valued at $.60 per share of restricted common stock to the same vendor for additional services rendered.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 8 – ALLOCATION OF PURCHASE CONSIDERATION IN BUSINESS COMBINATIONS

The Company accounts for its investments in its subsidiaries using the equity method of accounting.  The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill.  On January 15, 2006 the Company purchased a 23% share of ForeverGreen International LLC, by issuing 1,266,667 post split shares of common stock at $1.80 per share for a value of $2,280,000.  On December 31, 2007 the Company purchased the remaining 77% of ForeverGreen International LLC, by issuing 5,240,549 post split shares at $1.75 per share for a value of $9,170,961.   The

Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with SFAS 142, goodwill is not amortized and is tested for impairment on an annual basis.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

NOTE 9 - RELATED PARTY TRANSACTIONS

On February 23, 2007 ForeverGreen Worldwide Corporation issued an aggregate of 1,928,186 shares of restricted common stock to convert outstanding debt and interest of $4,010,626. ForeverGreen Worldwide Corporation issued 705,529 shares to satisfy a promissory note and interest totaling $1,467,500 held by a related party.  They also issued 1,126,503 shares to a shareholder in consideration for a promissory note and interest totaling $2,343,126.  They also issued 96,154 shares to an individual in consideration for debt and interest totaling $200,000. In 2007, a total of $11,078 interest was recorded as forgiveness of debt in accordance with APB 26, “Early Extinguishment of Debt”, paragraph 20, the forgiveness of the interest has been recorded in the statements of stockholders equity.

The Company borrowed $50,000 from a director on Feb 28, 2008 which was paid back on March 3, 2008. The Company borrowed $150,000 from the director on March 7, 2008 secured by a note that carries interest at 8% per annum and was payable on May 7, 2008.   On July 1, 2008 the Company amended this note from the director to postpone the due date to November 5, 2008 and borrowed an additional $100,000 on that note. On November 10, 2008 the Company executed a third amendment of this note from the director to postpone the due date with a new payment schedule and

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 9 - RELATED PARTY TRANSACTIONS - continued

borrowed an additional $200,000. On December 10, 2008 the Company did a fourth amendment of this note from the director that increased interest to 10% and postponed the payment schedule through September 2009 and borrowed an additional $150,000. Throughout the year $115,000 in payments were made on these notes.  The Company borrowed $75,000 from the director on August 11, 2008 secured by a note that carries interest at 9% per annum that is payable on October 31, 2008 which was paid off according to the terms of the note.   The Company borrowed $62,500 from the board member and another $62,500 from a different director on June 2, 2008 secured by notes that carry interest at 9% per annum and are payable on March 31, 2009.  At December 31, 2008 accrued interest on these notes amounted to $15,427.   The unpaid balance due at December 31, 2008 for all the above notes is $610,000.

During 2008 and 2007, directors loaned the Company $810,000 and $0, respectively.  The balance payable to the shareholders at December 31, 2008 and 2007 was $610,000 and $0, respectively.  These notes had accrued interest at a rates ranging from 8% to 10% that totaled $26,545 and $0 for the periods ended December 31, 2008 and 2007.

NOTE 10 – INVENTORY

Inventories for December 31, 2008 were classified as follows:

	2008	2007
Raw Materials	$ 865,376	$ 652,697
Finished Goods	1,128,313	402,122
Total Inventory	1,993,689	1,054,819
Less Reserve for Obsolete Inventory	(126,448)	(108,492)
Total Inventory (net of reserve)	$ 1,867,241	$ 946,327

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS

SFAS NO. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES “

In February 2007, the FASB issued FAS  159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of FAS 157 are applied. We will adopt FAS 159 on January 1, 2008. We are evaluating FAS 159 and have not yet

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS - continued

determined the impact the adoption, if any, will have on our consolidated financial statements.

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

SFAS NO. 161, “DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES”

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS - continued

interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is not expected to have a material effect on the Company's financial statements.

SFAS NO. 162 “THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES”

In May 2008, FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU

Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

SFAS NO. 163  “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”

On May 23, 2008, FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"). The new standard clarifies how SFAS 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is not expected to have a material effect on the Company's financial statements.

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $1,973,938, a net operating loss of $1,048,301, and accumulated deficit of $18,353,031 (excluding other comprehensive loss) at December 31, 2008, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company is reviewing the cost structure and has implemented cost saving measures that have begun to reduce overhead which have included staff reductions and

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 12 – GOING CONCERN - continued

salary adjustments.  The Company is negotiating with its key vendors and is gaining cooperation and concessions.   The Company has introduced our own in house logistic, sales and distributor software system that will reduce computer costs going forward.   New products have been and will continue to be introduced to bolster Distributor recruiting and sales, and management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 – SUBSEQUENT EVENTS

The Company borrowed an additional $60,000 from a director and another $60,000 from a different director on January 28, 2009 secured by notes that carry interest at 9% per annum and are payable on July 31, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with our independent registered public accounting firm for the past two fiscal years.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.   Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2008, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages and positions and biographical information are presented below.  Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  As of the date of this filing, we have a vacancy in the office of corporate secretary.  There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Term of Director
Ronald Williams	47	Chairman of the Board, President and CEO	From January 2006 until our next annual meeting
George H. Brimhall II	67	Director	From April 2008 until our next annual meeting
John S. Clayton	44	Director	From April 2008 until our next annual meeting
Paul T. Frampton	44	CFO and Treasurer

Ronald Williams – Mr. Williams was appointed as our President and CEO in January 2006.  Mr. Williams was an original founder of Whole Living in 1998.  He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002.  From October 2002 to October 2003 he was bound by a non-compete agreement and was not employed.  From November 2003 through May 2004 he formed ForeverGreen International, LLC and he launched ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a distributor for NuSkin International and learned the trade and business with them.  He then went on to Neways International from 1992 to 1997 and became its Vice-president of Sales and Marketing.  During 1997 and 1998 he was a Senior Executive at Young Living Essential Oils.

George H. Brimhall II – Mr. Brimhall was appointed as a Director on April 25, 2008.  Since 1974 he has been self-employed with GNS Development Corporation with a business plan focused on commercial recreational development.

John S.Clayton – Mr. Clayton was appointed as a Director on April 24, 2008.  Since 2002 he has been self-employed with First Equity Holdings Corp., an investment company.

Paul T. Frampton – On July 31, 2007, our board of directors appointed Mr. Frampton to serve as our Chief Financial Officer and Treasurer.  He has over fifteen years of senior management experience, primarily focused in the accounting field for the network marketing industry.  He was employed as a

Certified Public Accountant for Grant Thornton for four years and has experience auditing network marketing companies.  From October 2005 through June 2007 he was employed as our Vice President of International Sales.  He has been primarily responsible for the expansion of our operations and sales in Australia, New Zealand, Singapore, Japan and the European Union markets – UK, Germany and the Netherlands.  From May 1994 to September 2005 he was employed by Unicity International, Inc. and one of its predecessor companies, Enrich International, Inc.  He started there as the Director of International Finance and Tax Manager and was promoted to Senior Managing Director of Malaysia/Southeast Asia in 2000, then he was appointed as General Manager of Canada, and he served as Vice President of the America’s.  Mr. Frampton received a Master of Accountancy and a Bachelor of Sciences from Brigham Young University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe that all forms were filed timely for the year ended December 31, 2008.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  Management has determined that a code of ethics is appropriate for the company and intends to establish one in 2009.  In the meantime, our management intends to continue to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We do not currently have a standing nominating or audit committee; accordingly, we do not have an audit committee financial expert serving on an audit committee.  Management has determined that it is appropriate for the company to have an audit committee with an audit committee financial expert and intends to establish an audit committee in 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald Williams CEO	2008	$ 163,750	$ 364,185 (1)	$ 527,935
	2007	195,000	367,421 (2)	562,421

SUMMARY COMPENSATION TABLE - CONTINUED
Name and Principal Position	Year	Salary	All Other Compensation	Total
Paul T. Frampton CFO	2008	$ 115,525	–	$ 115,525
	2007	132,251	–	132,251
Chris Patterson Former COO & Secretary	2008	$ 117,846	–	$ 117,846
	2007	135,516	–	135,516

(1)

Represent $364,121 from commissions earned through the ForeverGreen Compensation Plan.

(2)

Represent $364,121 from commissions earned through the ForeverGreen Compensation Plan and $3,300 for company provided vehicles.

We have not entered into any employment contracts with the above named executive officers, except Mr. Frampton.   Mr. Frampton had an employment agreement with ForeverGreen Worldwide, dated March 12, 2007, when he was appointed as CFO.  Under the agreement Mr. Frampton is an at-will salary employee.  He receives a salary of $128,500 per year and for a period of four years we agreed to grant him 27,536 shares of our common stock for each full year of employment.  In order to receive the share compensation, Mr. Frampton must remain an employee in good standing and ForeverGreen Worldwide must be profitable as a company.

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2008.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2008.

Beneficial Owners

The following tables set forth the beneficial ownership of our management.  We are unaware of any other person or group who beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 13,992,141 shares of common stock outstanding as of March 2, 2009.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald Williams	2,149,395	15.4
Paul T. Frampton	20,000	Less than 1%
George H. Brimhall	6,327,144 (1)	45.2
John S. Clayton	1,574,648 (2)	11.3
All executive officers and directors as a group	10,071,187	72.0

(1)

Represents 1,796,439 shares held by Mr. Brimhall and his spouse, 1,905,965 shares held by GBB Trust and 2,624,740 shares held in a children’s trust.

(2)

Represents 407,022 shares held by Mr. Clayton and 1,167,626 shares held by his company First Equity Holdings Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged for the past two fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

MLS  Agreements

On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with MLS that provided that MLS would supply ForeverGreen International with processed marine phytoplankton for a term of five years.  Mr. Brimhall, our director and beneficial owner of 45.2% of our outstanding common stock is a 40% member of MLS.  Mr. Clayton, our director and an officer of First Equity Holdings Corp., a holder of 8.3% of our outstanding common stock, is a 60% member of MLS.  Due to 2008 economic downturn the quotas in the agreement were not met and therefore the exclusivity between MLS and ForeverGreen International has ended; however, the relationship continues to be strong and discussions continue as to the nature of a future exclusivity.  We purchased $1,047,900 of this product in 2008 and anticipate that we will purchase $1,200,000 in 2009.

On April 23, 2008, the Company’s wholly-owned subsidiary, ForeverGreen International, LLC, entered into an exclusive sales and marketing agreement with MLS in which ForeverGreen International granted to MLS an exclusive right to market and sell and offer for sale in retail stores throughout the world certain formulas ForeverGreen International owns for personal care products.  MLS agreed to pay thirty-five percent of the ingredient costs of the products to ForeverGreen International within thirty days after the end of each month.  The initial term of the exclusive right is for a five year term, expiring March 31, 2013, with an option to renew for an additional five year term, subject to certain conditions.  During the year ended December 31, 2008 we recognized $0 from this agreement.

Other Related Party Transactions

We have entered into a series of transactions with First Equity Holdings Corp. (“First Equity”).  The transactions are as follows:

•

On February 23, 2007, we issued 1,126,503 shares to First Equity in consideration for a promissory note and interest totaling $2,343,126.

•

On March 7, 2008, we borrowed $150,000 from First Equity, with 8% interest per annum and payable on May 7, 2008.

•

On July 1, 2008, the First Equity agreed to amend the March note to postpone the due date to November 5, 2008 and we borrowed an additional $100,000.

•

On August 11, 2008, we borrowed $75,000 from First Equity with 9% interest, payable on October 31, 2008, which was paid-off according to the terms of that note.

•

On November 10, 2008, ForeverGreen executed a revised note to postpone the due date of the March note until February 2009, and we borrowed an additional $200,000, at 8% interest.

•

On December 10, 2008, the parties executed a revised promissory note in the amount of  485,000, representing the prior notes from March, July and November, reduced by payments of $115,000 made by ForeverGreen during 2008.  With this notes we borrowed an additional $150,000.  The interest rate under this note is 10% and the due date is September 2009.

•

On January 28, 2009, we borrowed $60,000 from First Equity, at 9% interest per annum and payable on July 31, 2009.

On February 28, 2008, we borrowed $50,000 from Mr. Clayton and the note carried 8% interest.  The short term loan was repaid on March 3, 2008.   On June 2, 2008 we borrowed $62,500 from Mr. Clayton, with 9% interest, payable on March 31, 2009.

On February 23, 2007, we issued 705,529 shares to Mr. Brimhall in consideration for a promissory note and interest totaling $1,467,500.  On June 2, 2008 we borrowed $62,500 from Mr. Brimhall, with 9% interest per annum and payable March 31, 2009.  On January 28, 2009, we borrowed an additional $60,000 from Mr. Brimhall at 9% interest, payable on July 31, 2009.

Director Independence

We do not have an independent director, as defined under Nasdaq Stock Market Rule 4200(a)(15), serving on our board.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2008
Audit fees	$ 58,876	$ 59,685
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006

(Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)

10.2

Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)

10.3

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.4

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

10.5

Form of Promissory Note

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald K. Williams Ronald K. Williams Chairman of the Board President Chief Executive Officer	Date: April 14, 2009
/s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer Treasurer	Date: April 14, 2009

/s/ John S. Clayton John S. Clayton Director	Date: April 14, 2009