Form 10-Q
period 2009-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2009-05-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 13,992,141.

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

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4T.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

13

Item 1A.  Risk Factors

13

Item 6.  Exhibits

14

5Signatures

15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

March 31, 2009 and 2008

(Unaudited)

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 180,636	$ 142,704
Prepaid expenses	135,310	85,962
Inventory	1,489,926	1,867,241
Total Current Assets	1,805,872	2,095,907
PROPERTY AND EQUIPMENT, net	655,635	719,058
OTHER ASSETS
Deposits and other assets	98,076	99,486
Trademarks, net of amortization	60,676	60,551
Customer base, net of amortization	663,323	684,720
Goodwill	12,799,081	12,799,081
Total Other Assets	13,621,156	13,643,838

TOTAL ASSETS	$ 16,082,663	$ 16,458,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 353,865	$ 238,475
Accounts payable	1,648,650	1,710,296
Due to related parties	116,819	148,855
Bank line of credit	99,402	100,000
Accrued expenses	1,213,765	1,260,605
Current portion of long-term debt	1,839	1,614
Note payable - related party	730,000	610,000
Total Current Liabilities	4,164,340	4,069,845
LONG-TERM DEBT
Notes payable	25,676	26,179
Total Long-Term Debt	25,676	26,179
Total Liabilities	4,190,016	4,096,024
COMMITMENTS	-	-
STOCKHOLDERS' EQUITY
Preferred stock; no stated par value;
authorized 10,000,000 shares;
no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 13,992,141 shares issued
and outstanding	13,992	13,992
Additional paid-in capital	30,742,153	30,742,153
Prepaid equity expenses	(10,594)	(19,245)
Other comprehensive loss	(32,356)	(21,090)
Accumulated deficit	(18,820,548)	(18,353,031)
Total Stockholders' Equity	11,892,647	12,362,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,082,663	$ 16,458,803

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	For the
	Three Months Ended
	March 31,
	2009	2008

REVENUES	$ 3,490,597	$ 5,271,286

COST OF SALES	2,606,469	4,027,670

GROSS PROFIT	884,128	1,243,616

OPERATING EXPENSES
Salaries and wages	821,099	930,382
Professional fees	156,354	101,288
General and administrative	272,641	310,425
Depreciation and amortization	83,743	71,172
Total Operating Expenses	1,333,837	1,413,267

NET OPERATING LOSS	(449,709)	(169,651)

OTHER INCOME (EXPENSE)
Other income and expense	20	2,731
Interest, net	(17,828)	(987)
Total Other Income (Expense)	(17,808)	1,744

NET LOSS BEFORE INCOME TAXES	(467,517)	(167,907)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (467,517)	$ (167,907)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.03)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	13,992,141	13,904,014

COMPREHENSIVE LOSS

A summary of the components of other comprehensive income (loss) for the fiscal years ended
March 31, 2009 and 2008 are as follows:

Net Loss	(467,517)	(167,907)
Other Comprehensive Income (Loss)	(11,266)	904
Comprehensive Loss	(478,783)	(167,003)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (467,517)	$ (167,907)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	84,820	71,179
Amortization of prepaid expenses (equity)	8,651	-
Changes in operating assets and liabilities:
Prepaid expenses	(49,347)	(153,544)
Deposits	1,410	-
Inventory	377,315	352
Accounts payable and accrued expenses	(140,521)	170,436

Net Cash Used In Operating Activities	(185,189)	(79,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademark costs	(126)	(4,886)
Purchases of property and equipment	-	(102,235)

Net Cash Used In Investing Activities	(126)	(107,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	115,390	37,219
Advances on revolving bank line of credit	200,028	273,700
Payments on revolving bank line of credit	(200,626)	(165,375)
Proceeds from notes payable - related parties	160,000	200,000
Payments on notes payable	(279)	(360)
Payments on notes payable - related parties	(40,000)	(50,000)

Net Cash Used In Financing Activities	234,513	295,184

Effect of Foreign Currency Translation on Cash	(11,266)	904

NET INCREASE IN CASH	37,932	109,483

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142,704	20,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 180,636	$ 129,865

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows (continued)
(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 17,828	$ 1,079
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and results of the three month period ended March 31, 2009 and 2008.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 may not be indicative of results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for March 31, 2009 and 2008 were classified as follows:

	2009	2008
Raw Materials	$ 839,917	$ 358,451
Finished Goods	743,508	685,854
Total Inventory	1,583,425	1,044,305
Less Reserve for Obsolete Inventory	(93,499)	(98,330)
Total Inventory (net of reserve)	$ 1,489,926	$ 945,975

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  The Company had no common stock equivalents at March 31, 2009 and 2008.

	March 31
	2009	2008
Income (Loss) (Numerator)	$ (467,517)	$ (167,907)

Weighted Average Shares Outstanding – Basic (Denominator)	13,992,141	13,904,014
Per Share Amount – Basic	$ (0.03)	$ (0.01)

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2009 and 2008

NOTE 4 – RELATED PARTIES

The Company borrowed $60,000 from a director and $60,000 from another director on January 28, 2009 secured by notes payable that carry interest at 9% per annum and are payable on July 31, 2009.  The Company borrowed $40,000 from a director on March 13, 2009 that was paid back on March 24, 2009.

NOTE 5 – SUBSEQUENT EVENTS

On April 10, 2009 the Company borrowed $50,000 from a director that was repaid on April 23, 2009.  On April 16, 2009 the Company borrowed $50,000 from a director that was repaid on April 27, 2009.

In this report references to “ForeverGreen,” “we,” “us,” “our” and “the Company” refer to ForeverGreen Worldwide Corp. and its subsidiary.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide Corporation is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen”).  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product as well as a newly launched Azul.  Azul is a product that not only includes our unique proprietary marine phytoplankton, but it also has high antioxidant properties and micro encapsulated probiotics.  Azul is part of the LegaSea brand line of products and is in a powder form for lighter weight and convenience and it is packaged in environmentally friendly packaging.

ForeverGreen has simplified our product selection into four brand names:

*

LegaSea brand inlcudes FrequenSea, SecreSea, Zmp400 and now Azul.  All these products have marine phytoplankton as their key ingredient.

*

TRUessence brand includes all our essential oils and personal care products.

*

Brain Garden brand includes Pulse-8, a heart healthy product, Electrifire, Thunder and many other whole food based products.

*

O3WORLD brand line includes our weight management line of products.

ForeverGreen is in the process of improving our compensation plan, which is planned to begin May 1, 2009.  The compensation plan is a “Hybrid” compensation plan using two-leg binary properties that will enhance the synergistic work of our distributors into two-leg organizations.  Instead of having to build three or four legs, as in the older plan, now the plan is a two-leg structure plan.  This compensation plan will pay on a weekly basis the same overall payout of our existing plan but the focus of payout is towards the purchase of product by downline enrolled distributors in ForeverGreen as a distributor.

The new ForeverGreen Money Tree Compensation Plan provides many different ways to earn income for our Members, a Member can earn retail profits for the difference between sales price and the wholesale price of the product. They can earn a commission of 20% Fast start bonus on a new enrollee’s first purchase, as well as a 10% Growth bonus on the Member’s small leg organizations purchases.  Members at the rank of Determined and below can earn from the 2% Enrollers’ bonus pool.  At higher ranks there are other leadership pools.  It also pays a dynamic enroller’s matching bonus on the checks of the enroller’s tree structure based on generations.  The check from the 10% growth bonus for upline enroller in the tree structure within qualified generations of pay based on rank achieved are matched, factored after all payouts have been calculated.

ForeverGreen’s goal continues to be the improvement of people’s lives through “Health, Kindness and Opportunity.”  In addition, our focus is to assist prospective Members in creating a home based business with home business training, mentoring and accountability to promote residual income stream opportunities.  We provide whole food drinks, organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers with some of the above mentioned products also offered to select international markets as opportunities are created.  We will seek relations with key vendors to continue developing cutting-edge products that are exclusive to our Members at a competitive price.

During the first quarter of 2009 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.   The Company had to face the challenge associated with the economic downturn that is affecting the lives of so

many.   Total revenues declined during the first quarter of 2009, but the Company has taken steps for necessary cost reductions to bring our business back toward profitability.  The cost reductions include staff reductions, salary reductions, cutting back on unnecessary spending, negotiating with our vendors for more feasible repayment plans and continually looking for new and better, yet more cost effective, ways of doing business.  Our management believes the efforts already made are beginning to establish the foundation for success for the months and years to come.

Our major challenge for the next twelve months will be to increase and sustain our field leadership and momentum along with systems capabilities and logistics centers around the world to keep up with the demand for our products and the business opportunity.  Included in this challenge is the need to support our customers and Member satisfaction at a high level. Overcoming current business challenges will require a motivated and trained field leadership team and additional skilled corporate personnel, and manufacturing and shipping facilities.  Management believes that the new Hybrid compensation plan using two-leg binary properties coupled with the new product, Azul, will be the catalyst to create enthusiasm and growth.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders, as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers as necessary.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to become profitable in a foreign country.

Liquidity and Capital Resources

During the first quarter of 2009, we were challenged by the continuing downturn in the global economy.  At March 31, 2009, cash increased slightly to $180,636, but we recorded a net loss of $467,517 for the three month period ended March 31, 2009.  We also had negative working capital of $2,358,468 at March 31, 2009.  Our net loss was minimized through effective management of our resources and cost reductions through financial and operational efficiencies.  However, the losses and negative working capital raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the first quarter of 2009 we relied on our revenues to fund operations along with a line of credit of $100,000 which is secured with the guarantee of two stockholders.  We also borrowed an additional $60,000 each from two directors on January 28, 2009 to increase our working capital needed for operations.  We are currently looking forward to and investing in  ForeverGreen’s launch of the new marine phytoplankton drink, Azul, and the customary increase in sales as a result of our April 2009 leadership convention.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Management anticipates that any cash shortfalls will be covered by debt financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  We may also issue private placements of stock to raise additional funding or to pay for services provided to us.  Any private placement likely will rely upon exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available options.  We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

ForeverGreen has three building leases for office, warehouse and production space in Orem, Utah.  The office lease for $5,784 per month began January 1, 2005 and expires December 31, 2009 with provisions for an automatic five year extension.  The warehouse lease for $7,500 per month began March 1, 2005 and expires February 28, 2010 with provisions for an automatic five year extension.  The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of its administrative and warehouse and production needs.  ForeverGreen also leases office space in Singapore on a short-term lease for approximately $4,100 per month ending April 2009.   ForeverGreen has entered into a new agreement at a new location in Singapore beginning May 1, 2009 for approximately $4,000 per month for one year with the option to extend an additional year.  ForeverGreen follows the guidance in the FASB Technical Bulletin No. 85-3 and records rent expense using straight-line over the life of each lease.

Rent expense for the three month period ended March 31, 2009 was $109,378 as compared to $112,265 for the three month period ended March 31, 2008.  The decrease is a result of renegotiating with our lessors to stabilize this expense through the current economy.

Our total current liabilities increased by $94,495 to $4,164,340 at March 31, 2009 compared to $4,069,845 at December 31, 2008.  This amount reflects the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable, including the $120,000 increase in short-term notes payable due to additional loans.  We continue to negotiate with our vendors to find ways to meet our obligations while continuing to provide outstanding service to our distributors.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide at March 31, 2009.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Year ended Dec. 31, 2008	Quarter ended Mar. 31, 2009
Cash and cash equivalents	$ 142,704	$ 180,636
Total current assets	2,095,907	1,805,872
Total assets	16,458,803	16,082,663
Total current liabilities	4,069,845	4,164,340
Long-term debt	26,179	25,676
Total liabilities	4,096,024	4,190,016
Accumulated deficit	(18,353,031)	(18,820,548)
Total stockholders’ equity	$ 12,362,779	$ 11,892,647

SUMMARY OF OPERATING RESULTS	Quarter ended Mar. 31, 2008	Quarter ended Mar. 31, 2009
Revenues, net	$ 5,271,286	$ 3,490,597
Cost of sales	4,027,670	2,606,469
Gross profit	1,243,616	884,128
Total operating expenses	1,413,267	1,333,837
Net loss from continuing operations	(169,651)	(449,709)
Total other income (expense)	1,744	(17,808)
Net loss	(167,907)	(467,517)
Net loss per share (basic and diluted)	$ (0.01)	$ (0.03)

At March 31, 2009 our total assets decreased primarily because we have reduced our inventory levels to more appropriate levels.  The Company is trying to use a “just-in-time” approach for inventory to improve our inventory management and cash utilization and turn inventory into cash.

Our total liabilities increased at March 31, 2009 compared to December 31, 2008.  The increase in the total liabilities was the result of an increased bank overdraft and increases of short-term notes payable of $120,000.

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales; however, in the first quarter of 2009 our returns increased significantly as we had high returns due to economic challenges and product dissatisfaction with FORM, an O3WOLD brand product.  Sales for the three month period ended March 31, 2009 decreased in comparison to the three month period ended March 31, 2008.  The decrease in sales is the result of the continued slowdown in sales attributable to the economic slowdown that began in the fourth quarter of 2008, which is continuing to grip the United States.  Our annual international convention typically has a significant impact on sales and operating expenses as new products and programs are launched, leadership is recognized and sales incentives are promoted.  In April 2009, the first month of the 2009 second quarter, sales have increased significantly compared to the first quarter monthly periods primarily due to this convention.  Management anticipates that sales will continue to increase over the long term.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 75% of sales for the comparable periods.

Total operating expenses decreased for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008.  The decrease in operating expenses is attributable primarily to reductions in general and administrative expense and in salaries and wages related to reductions in personnel and wage adjustments.

Total other expense increased for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 as a result of increased interest expense on loans.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2009 Wellosophy Corporation, a Florida corporation with its principal place of business in Folsom, California, (“Wellosophy”) filed a civil action against ForeverGreen Worldwide Corporation in the United States District Court, for the District of Nevada.  This action is based upon a supply agreement between Wellosophy and ForeverGreen. Wellosophy alleges unfair competition, trademark infringement and intentional interference with prospective economic advantage and copyright infringement of the Swell and Pree marks.  Wellosophy seeks a preliminary and permanent injunction against trademark and copyright infringement, along with compensatory and punitive damages and interest, costs and attorneys’ fees.  Our management intends to retain legal counsel to review this matter and prepare a defense.

We are involved in various other disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation from these disputes will not have a material effect on our financial position and results of operations.

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

10.3

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.4

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

10.5

Form of Promissory Note (Incorporated by reference to exhibit 10.5 to Form 10-K, filed April 15, 2009)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: May 14, 2009
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: May 14, 2009

15