Form 10-Q
period 2009-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2009-08-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 27, 2009 was 13,992,141.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

15

Item 4T.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 1A.  Risk Factors

16

Item 6.  Exhibits

17

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2009, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

June 30, 2009 and 2008

(Unaudited)

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$203,661	$142,704
Prepaid expenses and other	123,200	85,962
Inventory	1,412,890	1,867,241

Total Current Assets	1,739,751	2,095,907

PROPERTY AND EQUIPMENT, net	594,948	719,058

OTHER ASSETS

Deposits and other assets	97,143	99,486
Trademarks, net of amortization	61,390	60,551
Customer base - net of amortization	641,925	684,720
Goodwill	12,799,081	12,799,081

Total Other Assets	13,599,539	13,643,838

TOTAL ASSETS	$15,934,238	$16,458,803

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$441,563	$238,475
Accounts payable	1,449,471	1,710,296
Accrued expenses	1,045,785	1,260,605
Due to related parties	122,536	148,855
Banking line of credit	99,639	100,000
Current portion of long-term debt	1,739	1,614
Notes payable, related parties	1,030,000	610,000

Total Current Liabilities	4,190,733	4,069,845

LONG-TERM DEBT
Notes payable	25,637	26,179

Total Long-Term Debt	25,637	26,179

Total Liabilities	4,216,370	4,096,024

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value;
authorized 10,000,000 shares;
no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 13,992,141 and 13,992,141
shares respectively issued and outstanding	13,992	13,992
Additional paid-in capital	30,742,153	30,742,153
Prepaid equity expense	(1,943)	(19,245)
Other comprehensive income	(73,306)	(21,090)
Accumulated deficit	(18,963,028)	(18,353,031)

Total Stockholders' Equity	11,717,868	12,362,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,934,238	$16,458,803

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$3,330,979	$5,316,422	$6,821,576	$10,587,083
COST OF SALES	2,224,937	3,833,481	4,831,406	7,861,110

GROSS PROFIT	1,106,042	1,482,941	1,990,170	2,725,973

OPERATING EXPENSES
Salaries and wages	718,739	907,576	1,539,838	1,837,770
Professional fees	143,052	147,983	299,406	249,105
General and administrative	276,445	717,258	549,086	1,026,980
Depreciation and amortization	83,511	67,094	167,254	138,256

Total Operating Expenses	1,221,747	1,839,911	2,555,584	3,252,111

NET OPERATING LOSS	(115,705)	(356,970)	(565,414)	(526,138)

OTHER INCOME (EXPENSE)
Other Income and (expense)	25	985	45	4,602
Net Interest income (expense)	(26,800)	(4,930)	(44,628)	(5,917)

Total Other Income (Expense)	(26,775)	(3,945)	(44,583)	(1,315)

NET LOSS BEFORE INCOME TAXES	$(142,480)	$(360,915)	$(609,997)	$(527,453)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(142,480)	$(360,915)	$(609,997)	$(527,453)

BASIC AND DILUTED EARNINGS LOSS
PER COMMON SHARE	$(0.01)	$(0.03)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	13,992,141	13,929,141	13,992,141	13,912,712

COMPREHENSIVE LOSS:
A Summary of the components of other comprehensive loss for the fiscal periods ended June 30, 2009 and 2008 are as follows:

Net Loss	(142,480)	(360,915)	(609,997)	(527,453)
Other Comprehensive Loss	(40,949)	(6,563)	(52,215)	(5,659)
Comprehensive Loss	(183,429)	(367,478)	(662,212)	(533,112)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(609,997)	$(527,453)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	167,255	138,256
Amortization of prepaid expenses (equity)	17,302	5,416
Changes in operating assets and liabilities:
Prepaid expenses	(37,289)	(61,951)
Inventory	454,351	(952,740)
Deposits	2,343	-
Accounts payable and accrued expenses	(501,964)	1,271,714

Net Cash Used in Operating Activities	(507,999)	(126,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Received on sale of property & equipment	-	(9,278)
Investment in trademarks	(840)	-
Cash acquired from Related Party	-	(213,920)
Purchases of property and equipment	(299)	-

Net Cash Used in Investing Activities	(1,139)	(223,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	203,088	4,242
Advances on revolving bank line of credit	400,237	781,872
Payments on revolving bank line of credit	(400,000)	(681,404)
Payments on notes payable	(458)	(387)
Proceeds from notes payable - Related Parties	585,000	325,000
Payments on notes payable -related parties	(165,000)	(60,000)

Net Cash Provided by Financing Activities	622,867	369,323

Effect of Foreign Currency on Cash	(52,773)	(5,659)

NET INCREASE (DECREASE) IN CASH	60,957	13,708

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142,704	20,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,661	$34,090

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows (Continued)

	For the
	Three Months Ended
	June 30,
	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$(44,627)	$(5,917)
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and results of the six month period ended June 30, 2009 and 2008.   These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the six months ended June 30, 2009 may not be indicative of results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for June 30, 2009 and 2008 were classified as follows:

	2009	2008
Raw Materials	$763,215	$937,466
Finished Goods	687,308	1,055,099
Total Inventory	1,450,523	1,992,565
Less Reserve for Obsolete Inventory	(37,633)	(93,499)
Total Inventory (net of reserve)	$1,412,890	$1,899,066

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  The Company had no common stock equivalents at June 30, 2009 and 2008.

	June 30,
	2009	2008
Net Loss (Numerator)	$ (609,997)	$ (527,453)
Weighted Average Shares Outstanding – Basic
(Denominator)	13,992,141	13,912,712
Per Share Amount – Basic	$ (0.04)	$ (0.04)

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 4 – RELATED PARTIES

The Company borrowed several amounts from a director during the quarter;

50,000	April 10, 2009
50,000	April 16, 2009
50,000	May 14, 2009
60,000	May 18, 2009
80,000	May 20, 2009
60,000	May 28, 2009
50,000	June 2, 2009

These loans are secured by promissory notes that carry interest at 12% per annum.  The March 13 th, April 10 th, and April 16th loans were paid in full on March 24th, April 23 rd, and April 27 th, respectively.

NOTE 5 – SUBSEQUENT EVENTS

On July 22, 2009 the Company borrowed $45,000 from a director that will be repaid on November 30, 2009. On July 31, 2009 the Company consolidated previous promissory notes totaling $422,500 from one director plus accrued interest of $14,978 into one note for $437,478 that carry interest at 10% per annum and will be repaid on July 31, 2011. On July 31, 2009 the Company consolidated previous promissory notes totaling $122,500 from one director plus accrued interest of $9,256 into one note for $131,756 that carry interest at 10% per annum and will be repaid on July 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide Corporation is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen”).  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product as well as a newly launched Azul.  Azul is a product that not only includes our unique proprietary marine phytoplankton, but it also has high antioxidant properties and micro encapsulated probiotics.  Azul is part of the LegaSea brand line of products and is in a powder form for lighter weight and convenience and it is packaged in environmentally friendly packaging.  Azul is available in all current ForeverGreen markets and is also a key part of our new global not-for-resale program called the “No Fences” program that supports the purchase of Azul for personal consumption in over 15 new countries. We believe the No Fences program will have a positive impact on the Company’s overall sales and profitability.

ForeverGreen has simplified our product selection into four brand names:

•

LegaSea brand includes FrequenSea, SecreSea, Zmp400 and, now, Azul.  All these products have marine phytoplankton as their key ingredient.

•

TRUessence brand includes all our essential oils and personal care products.

•

Smart Food (formerly Brain Garden) brand includes Pulse-8, a heart healthy product, Electrifire, Thunder and many other whole food based products.

•

O3WORLD brand line includes our weight management line of products.

ForeverGreen adopted a hybrid compensation plan, which began May 1, 2009.  The compensation plan is a “Hybrid” compensation plan using two-leg binary properties that will enhance the synergistic work of our distributors into two-leg organizations.  Instead of having to build three or four legs, as in the older plan, now the plan is a two-leg structure plan.  This compensation plan will pay on a weekly basis an overall payout similar to our former plan, but the focus of the payout is towards the purchase of product by downline distributors enrolled as ForeverGreen distributors.

The new ForeverGreen Money Tree Compensation Plan provides many different ways to earn income for our Members, a Member can earn retail profits for the difference between sales price and the wholesale price of the product.  They can earn a commission of 20% of a Fast start bonus on a new enrollee’s first purchase, as well as a 10% Growth bonus on the Member’s small leg organizations purchases.  Members at the rank of Determined and below can earn from the 2% Enrollers’ bonus pool.  At higher ranks there are other leadership pools.  This plan also pays a dynamic enroller’s matching bonus on the checks of the enroller’s tree structure based on generations.  The check from the 10% growth bonus for upline enrollers in the tree structure, within qualified generations of pay based on rank achieved, are matched, factored after all payouts have been calculated.

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

During both the first six months of 2009 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.  The Company had to face the challenges associated with the economic downturn that is affecting the lives of so many.  Total revenues declined during both the first quarter and second quarter of 2009, but the Company has taken steps for necessary cost reductions to bring our business back toward profitability.  The cost reductions include staff reductions, salary reductions, cutting back on unnecessary spending, negotiating with our vendors for more feasible repayment plans and continually looking for new and better, yet more cost effective, ways of doing business.  Our management believes the efforts already made are beginning to establish the foundation for success for the months and years to come.

Our major challenge for the next twelve months will be to increase and sustain our field leadership and momentum along with systems capabilities and logistics centers around the world to keep up with the demand for our products and the business opportunity.  Included in this challenge is the need to support our customers and keep Member satisfaction at a high level. Overcoming current business challenges will require a motivated and trained field leadership team and skilled corporate personnel, and manufacturing and shipping facilities.  Management believes that the new Hybrid compensation plan using two-leg binary properties coupled with the new product, Azul, and the new No Fences program will be the catalyst to create enthusiasm and growth.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders, as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers as necessary.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to become profitable in a foreign country.

Liquidity and Capital Resources

During the six month period ended June 30, 2009 (“2009 six month period”) we were challenged by the continuing downturn in the global economy.  At June 30, 2009, cash increased slightly to $203,661 compared to December 31, 2008, but we recorded a net loss of $609,997 for the 2009 six month period.  We also had negative working capital of $2,450,982 at June 30, 2009.  Our net loss was minimized through effective management of our resources and cost reductions through financial and operational efficiencies.  However, the losses and negative working capital raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the 2009 six month period we relied upon our revenues and a line of credit of $100,000, which is secured with the guarantee of two stockholders, to fund our operations.  In addition, we borrowed $585,000 from two directors (of which $165,000 has been repaid) to increase our working capital needed for operations and to fund the transition between compensation plans as the new plan pays all commission payouts weekly, where as the former plan paid a majority of commission payouts monthly.  This created an approximately double cash flow payout in May 2009.

We anticipate that new products and programs will increase revenues in the short term.  ForeverGreen’s launch of the new marine phytoplankton drink, Azul, in our April 2009 leadership convention was well received, as well as the introduction of the No Fences program that was officially started in late June 2009.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce costs.

Management anticipates that any cash shortfalls will be covered by debt financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  We may also issue private placements of stock to raise additional funding or to pay for services provided to us.  Any private placement likely will rely upon exemptions from the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available options.  We also note that if we issue more shares of our common stock, our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

ForeverGreen has three building leases for office, warehouse and production space in Orem, Utah.  The office lease for $5,784 per month began January 1, 2005 and expires December 31, 2009, but includes a provision for an automatic five year extension.  The warehouse lease for $7,500 per month began March 1, 2005 and expires February 28, 2010 and includes provisions for an automatic five year extension.  The production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative and warehouse and production needs.  ForeverGreen has entered into a new agreement at a new location in Singapore beginning May 1, 2009 for approximately $3,900 per month for one year with the option to extend an additional year.  ForeverGreen follows the guidance in the FASB Technical Bulletin No. 85-3 and records rent expense using straight-line over the life of each lease.  Rent expense for the 2009 six month period was $186,934 as compared to $230,682 for the six month period ended June 30, 2008 (“2008 six month period”).  The decrease is a result of renegotiating with our landlords to stabilize this expense for the short term.

Our total current liabilities increased by $120,888 to $4,190,733 at June 30, 2009 compared to $4,069,845 at December 31, 2008.  This amount reflects the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable, including the $420,000 increase in short-term notes payable due to additional loans.  We continue to negotiate with our vendors to find ways to meet our obligations while continuing to provide outstanding service to our distributors.

In April 2009 Wellosophy Corporation (“Wellosophy”) filed a civil action against ForeverGreen Worldwide Corporation.  (See Part II, Item 1. Legal Proceedings, below.)  On July 27, 2009 our management entered into a settlement agreement and release with Wellosophy, which requires that ForeverGreen Worldwide pay an aggregate of $91,100 (representing a $75,698.56 product invoice, plus $15,401.44 of interest and legal fees) to Wellosophy in two installments within the next thirty days.  Within five days after the final payment, Wellosophy agreed to dismiss the litigation with prejudice.  In addition, ForeverGreen Worldwide agreed to not compete with Wellosophy for a period of two years; not to sell products containing Wellosophy’s proprietary technology, other than Wellosophy products that ForeverGreen currently holds in inventory; and not to use Wellosophy’s intellectual property.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the three and six month periods ended June 30, 2009 and 2008.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET

	Year ended Dec. 31, 2008	Six months ended June 30, 2009
Cash and cash equivalents	$ 142,704	$ 203,661
Total current assets	2,095,907	1,739,751
Total assets	16,458,803	15,934,238
Total current liabilities	4,069,845	4,190,733
Long-term debt	26,179	25,637
Total liabilities	4,096,024	4,216,370
Accumulated deficit	(18,353,031)	(18,963,028)
Total stockholders’ equity	$ 12,362,779	$ 11,717,868

SUMMARY COMPARISON OF 2008 AND 2009 INTERIM PERIOD OPERATIONS

	Three month period ended June 30,		Six month period ended June 30,
	2008	2009	2008	2009
Revenues	$ 5,316,422	$ 3,330,979	$ 10,587,083	$ 6,821,576
Cost of sales	3,833,481	2,224,937	7,861,110	4,831,406
Gross profit	1,482,941	1,106,042	2,725,973	1,990,170
Total operating expenses	1,839,911	1,221,747	3,252,111	2,555,584
Net operating loss	(356,970)	(115,705)	(526,138)	(565,414)
Other income (expense)	(3,945)	(26,775)	(1,315)	(44,583)
Net income (loss)	(360,915)	(142,480)	(527,453)	(609,997)
Basic earnings (loss) per share	$ (0.03)	$ (0.01)	$ (0.04)	$ (0.04)

At June 30, 2009 our total assets decreased primarily because we have reduced our inventory levels to more appropriate levels.  The Company is trying to use a “just-in-time” approach for inventory to improve our inventory management and cash utilization and turn inventory into cash.

Our total liabilities increased at June 30, 2009 compared to December 31, 2008 as the result of an increased bank overdraft and increases of short-term notes payable of $420,000.

Our source of revenues is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Revenues are net of returns, which have historically been less than 0.2% of sales; however, in the first quarter and second quarter of 2009 our returns increased significantly as we had high returns due to economic challenges.  Revenues for the 2009 second quarter and six month period decreased in comparison to the comparable 2008 periods.  The decrease in revenues was primarily the result of the continued slowdown in sales attributable to the economic slowdown that began in the fourth quarter of 2008, which is continuing to grip the United States.  Management anticipates that revenues will increase due to our introduction of new products and programs and our new compensation plan.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales as a percentage of revenues dropped by 5.3% in the 2009 second quarter compared to the 2008 second quarter and they dropped 3.5% in the 2009 six month period compared to the 2008 six month period.   The decrease in cost of sales was the result of improved vendors’ costs for shipping and improved inventories.  Also, at the April 2009 leadership conference many products where sold at discounted prices and commissionable volume, reducing the overall commissionable payout percentage.

Total operating expenses decreased 21.4% for the 2009 six month period compared to the 2008 six month period and decreased 33.6% for the 2009 second quarter compared to the 2008 second quarter.  The decrease in operating expenses is attributable primarily to reductions in general and administrative expense and in salaries and wages related to reductions in personnel and wage adjustments.

Total other expense increased for both the 2009 six month period and 2009 second quarter as compared to the 2008 comparable periods as a result of increased interest expense on loans.

As a result of the above, our net loss for the 2009 second quarter was improved as compared to the 2008 second quarter; however, our net loss for the 2009 six month period increased as compared to the loss for the 2008 six month period primarily due to decreased revenues.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2009 Wellosophy Corporation, a Florida corporation with its principal place of business in Folsom, California, (“Wellosophy”) filed a civil action against ForeverGreen Worldwide Corporation in the United States District Court, for the District of Nevada.  This action was based upon a supply agreement between Wellosophy and ForeverGreen. Wellosophy alleged unfair competition, trademark infringement and intentional interference with prospective economic advantage and copyright infringement of the SWELL™ and “Pree” marks.  Wellosophy sought a preliminary and permanent injunction against trademark and copyright infringement, along with compensatory and punitive damages and interest, costs and attorneys’ fees.  On July 27, 2009 our management entered into a settlement agreement and release with Wellosophy, which upon satisfaction of a monetary payment of $91,100 will result in the dismissal of the litigation with prejudice.  (See Part I, Item 2. Management’s Discussion and Analysis . . . , “Commitments and Contingent Liabilities,” above.)

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

If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important to helping prevent financial fraud.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. William Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: August 13, 2009
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: August 13, 2009

17