Form 10-Q
period 2009-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2009-11-16
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of October 26, 2009 was 14,172,141.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 15

Item 6.  Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2009, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

September 30, 2009 and 2008

(Unaudited)

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$354,303	$142,704
Prepaid expenses and other	48,103	85,962
Inventory	987,660	1,867,241
Total Current Assets	1,390,066	2,095,907

PROPERTY AND EQUIPMENT, net	537,913	719,058

OTHER ASSETS
Deposits and other assets	75,091	99,486
Trademarks, net of amortization	61,653	60,551
Customer base - net of amortization	620,528	684,720
Goodwill	12,799,081	12,799,081
Total Other Assets	13,556,352	13,643,838

TOTAL ASSETS	$15,484,331	$16,458,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$629,469	$238,475
Accounts payable	1,259,688	1,859,151
Accrued expenses	1,004,156	1,260,605
Due to related parties	136,921	-
Banking line of credit	100,073	100,000
Current portion of long-term debt	2,629	1,614
Notes payable, related parties	1,179,194	610,000
Total Current Liabilities	4,312,130	4,069,845

LONG-TERM DEBT
Notes payable	24,324	26,179
Total Long-Term Debt	24,324	26,179
Total Liabilities	4,336,454	4,096,024

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized
10,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,172,141 and 13,992,141
shares respectively issued and outstanding	14,172	13,992
Additional paid-in capital	30,777,544	30,742,153
Prepaid equity expense	(30,695)	(19,245)
Other comprehensive loss	(54,768)	(21,090)
Accumulated deficit	(19,558,376)	(18,353,031)
Total Stockholders' Equity	11,147,877	12,362,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,484,331	$16,458,803

The accompanying notes are an integral part of these consolidated financial statements .

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$2,604,303	$5,956,471	$9,425,879	$16,543,555
COST OF SALES	2,128,228	4,179,955	6,959,635	12,041,065

GROSS PROFIT	476,074	1,776,516	2,466,244	4,502,490

OPERATING EXPENSES
Salaries and wages	618,127	895,793	2,157,966	2,733,563
Professional fees	110,704	129,238	410,110	378,343
General and administrative	242,814	348,013	791,900	1,374,993
Depreciation and amortization	83,076	64,648	250,331	202,904

Total Operating Expenses	1,054,722	1,437,692	3,610,307	4,689,803

NET OPERATING LOSS	(578,648)	338,824	(1,144,063)	(187,313)

OTHER INCOME (EXPENSE)
Other Income and (expense)	8,000	1,057	8,045	5,659
Net Interest income (expense)	(28,917)	(9,944)	(73,544)	(15,861)

Total Other Income (Expense)	(20,916)	(8,887)	(65,499)	(10,202)

NET INCOME / (LOSS) BEFORE INCOME TAXES	$(599,564)	$329,937	$(1,209,562)	$(197,515)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME / (LOSS)	$(599,564)	$329,937	$(1,209,562)	$(197,515)

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE	$(0.04)	$0.02	$(0.09)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,029,178	13,929,141	14,029,178	13,924,006

COMPREHENSIVE INCOME (LOSS):
A Summary of the components of other comprehensive income (loss) for the fiscal years ended September 30, 2009 and 2008 are as follows:

Net Income (Loss)	(599,564)	329,937	(1,209,562)	(197,515)
Other Comprehensive Income (Loss)	(22,412)	(22,804)	(33,678)	(28,463)

Comprehensive Income (Loss)	(621,976)	307,133	(1,243,240)	(225,978)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$(1,209,561)	$(197,515)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	250,331	202,904
Amortization of prepaid expenses (equity)	(11,450)	10,833
Common stock issued for services rendered	35,573	-
Gain on sale of property and equipment	5,303	-
Changes in operating assets and liabilities:
Prepaid expenses	37,808	(56,329)
Inventory	879,581	(974,738)
Deposits	24,395	(2,737)
Accounts payable and accrued expenses	(832,321)	812,608

Net Cash Provided (Used) in Operating Activities	(820,341)	(204,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received on sale of property & equipment	-	(18,355)
Investment in trademarks	(1,102)	-
Cash acquired from related party	-	(362,026)
Purchases of property and equipment	(5,884)

Net Cash Used in Investing Activities	(6,987)	(380,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	504,324	279,019
Advances on revolving bank line of credit	660,639	1,380,042
Payments on revolving bank line of credit	(660,712)	(1,380,042)
Payments on notes payable	(881)	(968)
Proceeds from notes payable - related parties	734,234	500,000
Payments on notes payable -related parties	(165,000)	(152,500)

Net Cash Provided by Financing Activities	1,072,605	625,551

Effect of Foreign Currency on Cash	(33,678)	(28,463)

NET INCREASE (DECREASE) IN CASH	211,599	11,733
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142,704	20,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354,303	$32,115

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$(73,544)	$(15,861)
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and results of the nine month period ended September 30, 2009 and 2008.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three and nine months ended September 30, 2009 may not be indicative of results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for September 30, 2008 and 2009 were classified as follows:

	2008	2009
Raw Materials	$ 874,642	$ 351,255
Finished Goods	1,139,922	663,484
Total Inventory	2,014,564	1,014,739
Less Reserve for Obsolete Inventory	(93,499)	(27,079)
Total Inventory (net of reserve)	$ 1,921,065	$ 987,660

NOTE 3 – RELATED PARTIES

On July 22, 2009 the Company borrowed $45,000 from a director with payment due on November 30, 2009. On July 31, 2009 the Company consolidated previous promissory notes totaling $422,500 from one director, plus accrued interest of $14,978, into one note for $437,478 and payment is due July 31, 2011. On July 31, 2009 the Company consolidated previous promissory notes totaling $122,500 from one director plus accrued interest of $9,256 into one note for $131,756 and payment is due July 31, 2011. On August 21, 2009 the Company borrowed $35,000 from a director with payment due on September 28, 2009 and $17,500 of the $35,000 loan was repaid on October 30, 2009.  On August 21, 2009 the Company borrowed $45,000 from a director with payment due on November 30, 2009.  All of the above loans carry interest at 10% per annum.

NOTE 4 – STOCK ISSUED

On August 11, 2009 the Company issued 180,000 shares of restricted common stock valued at $.20 per share to an insurance vendor for payment of an insurance policy.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2009 and 2008

NOTE 5 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the financial statements were issued.

On October 30, 2009 the Company repaid $17,500 of the $35,000 loan borrowed from a director on August 21, 2009.  The remaining $17,500 remains outstanding.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide Corporation is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC (“ForeverGreen”).  We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers the exclusive FrequenSea™ product as well as a newly launched Azul.  Azul is a product that not only includes our unique proprietary marine phytoplankton, but it also has high antioxidant properties and micro encapsulated probiotics.  Azul is part of the LegaSea brand line of products and is in a powder form for lighter weight and convenience and it is packaged in environmentally friendly packaging.  Azul is available in all current ForeverGreen markets and is also a key part of our new global not-for-resale program called the “No Fences” program that supports the purchase of Azul for personal consumption in over 25 new countries. We believe the No Fences program will have a positive impact on the Company’s overall sales and profitability.

ForeverGreen has four brand names:

▪

LegaSea brand includes FrequenSea, SecreSea, Zmp400 and, now, Azul.  All these products have marine phytoplankton as their key ingredient.

▪

TRUessence brand includes all our essential oils and personal care products.

▪

Smart Food (formerly Brain Garden) brand includes Pulse-8, a heart healthy product, Electrifire, Thunder and many other whole food based products.

▪

O3WORLD brand line includes our weight management line of products.

These four brands are now presented to our Members and consumers in a simple business model.  This business model for our Members supports a simplistic, easily duplicated presentation and value proposal.  The model is called the “ABC’s of Your Business”.

“A” is for our AIM TF product that is high in Antioxidants, Immune and Metabolic support.  “B” is for “Burn” or weight management, and “C” is for Cardio support, and highlights our Pulse 8 product.  In simple terms when a Member buys and A, B or C featured product with Azul, the Member gets a price value or discount and qualifies for the compensation plan.

ForeverGreen adopted a hybrid compensation plan in May 2009 called the ForeverGreen Money Tree Compensation Plan.  This compensation plan is a “hybrid” compensation plan using two-leg binary properties that is expected to enhance the synergistic work of our distributors in two-leg organizations.  Instead of having to build three or four legs, as in the older plan, now distributors rely on a two-leg structure plan.  This compensation plan pays on a weekly basis an overall payout similar to our former plan, but the focus of the payout is towards the purchase of product by downline distributors enrolled as ForeverGreen Members.

The new ForeverGreen Money Tree Compensation Plan provides many different ways to earn income for our Members.  A Member can earn retail profits for the difference between sales price and the wholesale price of the product.  The Member can earn a commission of 20% of a Fast Start bonus on a new enrollee’s first purchase, as well as a 10% Growth bonus on the Member’s small leg organizations purchases.  Members at the rank of Determined and below can earn from the 2% Enrollers’ bonus pool.  At higher ranks there are other leadership pools.  This plan also pays a dynamic enroller’s matching bonus on the checks of the enroller’s tree structure based on generations.  The check from the 10% growth bonus for upline enrollers in the tree structure, within qualified generations of pay based on rank achieved, are matched and factored after all payouts have been calculated.

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

During 2009 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.  The Company had to face the challenges associated with the economic downturn that is affecting the lives of so many.  Total revenues declined during both the first quarter, second quarter and third quarter of 2009, but the Company has taken steps for necessary cost reductions to bring our business back toward profitability.  The cost reductions include staff reductions, salary reductions, cutting back on unnecessary spending, negotiating with our vendors for more feasible repayment plans and continually looking for new and better, yet more cost effective, ways of doing business.  Our management believes the efforts already made are beginning to establish the foundation for success for the months and years to come.

Our major challenge for the next twelve months will be to increase and sustain our field leadership and momentum along with systems capabilities and logistics centers around the world to keep up with the demand for our products and the business opportunity.  Included in this challenge is the need to support our customers and keep Member satisfaction at a high level. Overcoming current business challenges will require a motivated and trained field leadership team and skilled corporate personnel, and manufacturing and shipping facilities.  Management believes that the new hybrid compensation plan using two-leg binary properties coupled with the new product, Azul, and the simple duplication model – “ABC’s of Your Business,” along with the new No Fences program will be the catalyst to create enthusiasm and growth.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders, as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers as necessary.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to become profitable in a foreign country.

Liquidity and Capital Resources

During the nine month period ended September 30, 2009 (“2009 nine month period”) we were challenged by the continuing downturn in the global economy.  At September 30, 2009, we had a negative working capital of $2,922,064 and recorded a net loss of $1,209,562 for the 2009 nine month period.  Our net loss was minimized through effective management of our resources and cost reductions through financial and operational efficiencies.  However, the losses and negative working capital raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the 2009 nine month period we relied upon our revenues and a line of credit of $100,000, which is secured with the guarantee of two stockholders, to fund our operations.  In addition, in January 2009 we borrowed $60,000 each from two directors to increase our working capital needed for operations.  During the second quarter of 2009 we borrowed $420,000 from a director (of which $140,000 has been repaid) to fund the transition between compensation plans because the new plan pays all commission payouts weekly, whereas the former plan paid a majority of commission payouts monthly.  This created an approximately double cash flow payout in May 2009. During the three month period ended September 30, 2009 (“2009 third quarter”) we borrowed $125,000 from a director to increase our working capital needed for operations.

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

ForeverGreen International has entered into a new agreement at a new location in Singapore beginning May 1, 2009 for approximately $3,900 per month for one year with the option to extend an additional year.  The Company follows the guidance in the FASB Technical Bulletin No. 85-3 and records rent expense using straight-line over the life of each lease.  Rent expense for the 2009 nine month period was $252,838 as compared to $265,735 for the nine month period ended September 30, 2008 (“2008 nine month period”).  The decrease is a result of renegotiating with our landlords to stabilize this expense for the short term.

Our total current liabilities increased by $242,285 to $4,312,130 at September 30, 2009 compared to $4,069,845 at December 31, 2008.  This amount reflects the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable, including the $569,194 increase in short-term notes payable due to additional loans.  We continue to negotiate with our vendors to find ways to meet our obligations while continuing to provide outstanding service to our distributors.

Due to a civil action brought by Wellosophy Corporation (“Wellosophy”) in April 2009, our management entered into a settlement agreement and release with Wellosophy on July 27, 2009.  The settlement required ForeverGreen Worldwide to pay an aggregate of $91,100 (representing a $75,698.56 product invoice, plus $15,401.44 of interest and legal fees) to Wellosophy in two installments.  After the final payment, Wellosophy agreed to dismiss the litigation with prejudice.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the three and nine month periods ended September 30, 2009 and 2008.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET

	Year ended Dec. 31, 2008	Nine months ended Sept. 30, 2009
Cash and cash equivalents	$ 142,704	$ 354,303
Total current assets	2,095,907	1,390,066
Total assets	16,458,803	15,484,331
Total current liabilities	4,069,845	4,312,130
Long-term debt	26,179	24,324
Total liabilities	4,096,024	4,336,454
Accumulated deficit	(18,353,031)	(19,558,376)
Total stockholders’ equity	$ 12,362,779	$ 11,147,877

At September 30, 2009 our total assets decreased primarily because we reduced our inventory levels to more appropriate levels and revalued costs of inventory.  The Company is trying to use a “just-in-time” approach for inventory to improve our inventory management and cash utilization and turn inventory into cash.   Our total liabilities increased at September 30, 2009 compared to December 31, 2008 as the result of an increased bank overdraft and increases of short-term notes payable of $569,194.

SUMMARY COMPARISON OF 2008 AND 2009 INTERIM PERIOD OPERATIONS

	Three month period ended September 30,		Nine month period ended September 30,
	2008	2009	2008	2009
Revenues	$ 5,956,471	$ 2,604,303	$ 16,543,555	$ 9,425,879
Cost of sales	4,179,955	2,128,228	12,041,065	6,959,635
Gross profit	1,776,516	476,074	4,502,490	2,466,244
Total operating expenses	1,437,692	1,054,722	4,689,803	3,610,307
Net operating profit (loss)	338,824	(578,648)	(187,313)	(1,144,063)
Other income (expense)	(8,887)	(20,916)	(10,202)	(65,499)
Net income (loss)	329,937	(599,564)	(197,515)	(1,209,562)
Basic earnings (loss) per share	$ 0.02	$ (0.04)	$ (0.01)	$ (0.09)

Our source of revenues is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Revenues are net of returns, which have historically been less than 0.2% of sales; however, in the nine month period September 20, 2009 our returns increased significantly to 2.6% as we had high returns due to economic challenges.  Revenues for the 2009 third quarter and nine month period decreased in comparison to the comparable 2008 periods.  The decrease in revenues was primarily the result of the continued slowdown in sales attributable to the economic slowdown that began in the fourth quarter of 2008, which is continuing to grip the United States.  Management anticipates that revenues will increase due to our introduction of new products and programs and our new compensation plan and increasing new members joining in the fourth quarter.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales as a percentage of revenues increased by 3.3% in the 2009 nine month period compared to the 2008 nine month period. A correction of valuation of inventory of approximately $380,000 was made in the 2009 third quarter.

Total operating expenses decreased 23.0% for the 2009 nine month period compared to the 2008 nine month period and decreased 26.6% for the 2009 third quarter compared to the 2008 third quarter.  The decrease in operating expenses is attributable primarily to reductions in general and administrative expense and in salaries and wages related to reductions in personnel and wage adjustments.

Total other expense increased for both the 2009 nine month period and 2009 third quarter as compared to the 2008 comparable periods as a result of increased interest expense on loans.

As a result of the above, our net loss for the 2009 third quarter increased due to an inventory valuation adjustment compared to the 2008 third quarter and our net loss for the 2009 nine month period increased as compared to the loss for the 2008 nine month period primarily due to decreased revenues.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 18, 2009 R&L Publishing, Ltd., d/b/a Plus Publishing, filed a civil action in the United States District Court for the Eastern District of Texas, Sherman Division, against ForeverGreen International, L.L.C.  The complaint alleges that Plus Publishing provided advertising and publishing services valued at $195,953 to ForeverGreen International and ForeverGreen International failed to pay for those services.   ForeverGreen International has filed a motion to dismiss this action based upon insufficient service of process and is awaiting the Court’s decision upon that motion.

UTI United States, Inc. (“UTI”) filed a complaint against ForeverGreen International, L.L.C. on August 27, 2009 in the Third District Court, State of Utah Salt Lake County, West Jordan Department.  UTI alleges that it has not been paid $51,983 for shipping and freight services provided to ForeverGreen International and is seeking that amount, plus interest and costs of the action.   ForeverGreen International has answered the complaint and is challenging the amount due.

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

▪

The recovery of the United States and the global economy;

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In order to achieve compliance with Section 404 of the Act within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been challenging.  There is a risk that our independent auditors will not be able to conclude at December 31, 2010 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2009 we issued 180,000 shares of restricted stock to Donald R. Mayer, the President of Universal Business Insurance.  These shares were issued in consideration for insurance premiums valued at $35,571.67.   We relied on an exemption provided by Section 4(2) from the registration requirements of the Securities Act of 1933 for a private transaction not involving a public distribution.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: November 16, 2009
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: November 16, 2009

16