Form 10-K
period 2009-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2010-04-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The aggregate market value of the registrant’s shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2009) was  approximately $1,176,286.

The number of shares outstanding of the registrant’s common stock as of March 31, 2010 was 14,342,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

13

Item 2.  Properties

14

Item 3.  Legal Proceedings

14

Item 4.  [Reserved]

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

Item 8.  Financial Statements and Supplementary Data

21

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

43

Item 9A(T).  Controls and Procedures

43

Item 9B.  Other Information

44

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

44

Item 11.  Executive Compensation

46

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

47

Item 13.  Certain Relationships and Related Transactions, and Director Independence

47

Item 14.  Principal Accounting Fees and Services

49

PART IV

Item 15.  Exhibits, Financial Statement Schedules

49

Signatures

51

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

Our Business

ForeverGreen Worldwide is a holding company that operates through its wholly owned subsidiary, ForeverGreen International, LLC.  Our product philosophy is to develop, manufacture and market the best of science and nature through innovative formulations as we produce and manufacture a wide array of whole foods, nutritional supplements, personal care products and essential oils.

We believe that consuming healthy and natural whole foods and beverages is the basis of health and longevity. We provide health answers, not only through exclusive nutritional whole food beverages, but also by providing a broad product line of delicious whole foods that can be eaten for every meal, instead of the processed, fatty and preservative-laden synthetic meals prevalent in society today. Many competing companies provide capsules, powders, pills or tablets as nutritional supplements, but we believe these generally fail to provide an every-meal alternative to the processed and nutrient depleted foods found in the three main daily meals of most common consumers. We provide the every-meal answer with a variety of appetizing healthy food products that allow our Members and customers to eat healthy for every meal and snack throughout the day. In addition, we provide healthy personal care products as an alternative to the chemical-laden and synthetic products in the marketplace that may potentially negatively impact our health.

We remain committed to developing and providing high quality products that are innovative, healthy, efficacious, easy to use and easy to sell. Our unique products, along with a distinct and fresh corporate philosophy and message of physical, mental, emotional and spiritual health through service to community and others, attract consumers as well as Members who wish to own a home-based business selling our products and spreading our health message.

ForeverGreen Takes a Stand for Kindness

One of ForeverGreen’s key missions is Kindness. ForeverGreen believes health is the doorway to kindness, and kindness is health. ForeverGreen corporate, along with ForeverGreen employees, distributor Members, and officers create a higher standard of focus, serving humanity one person at a time by doing individual and hands-on acts of kindness each day. We believe you can transform the world by transforming people. We call it “Standing in the Drift”. Standing in the Drift means doing everything a person can outside of themselves to help lessen the impact of the adversities our world faces. Each ForeverGreen Member is encouraged to take a stand in their own community to make a difference. ForeverGreen has corporately created and/or supported a national school nutrition program called The Power Lunch Program, the worldwide poverty relief organization called Kiva

Principal Products

We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers our exclusive lead product, FrequenSea™. Recently, we launched another marine phytoplankton beverage called Azul, which not only includes our exclusive and proprietary marine phytoplankton, but also has high antioxidant properties and micro encapsulated probiotics. As part of the LegaSea brand line of products, Azul comes in a powdered form for lighter shipping weight and greater convenience to our Members, and especially our international Members. Azul is also presented in environmentally friendly packaging. Azul is available in all current ForeverGreen markets and is also a key part of our new global not-for-resale (NFR) program called the Global “No Fences” program that supports the purchase of Azul for personal consumption in more than 25 additional countries. We believe this No Fences NFR program will have a positive impact on the Company’s overall sales and profitability.

ForeverGreen has four brand lines:

•

The LegaSea brand includes FrequenSea, SecreSea, ZMP 400, SecreSea, Azul, and now, A.I.M. Transfer Factor. All of these products contain marine phytoplankton as their key ingredient.

•

The TRUessence Apothecary and Essential Oil brand includes all of our essential oils, personal care and household products.

•

The Smart Food (formerly Brain Garden) brand includes Pulse-8, a heart healthy product that features L-arginine, now with marine phytoplankton, ElectriFire, a natural energy drink, Thunder, a chocolate meal replacement shake, SmartSaltz, and many other healthy chocolate or whole-food based products.

•

The O3World brand line includes our line of healthy weight management products.

These four brands are now presented to our Members and consumers in a simple business model that supports a simplistic, easily duplicated presentation and value proposal.  The model is called the “ABCs of Your Business”.

“A” stands for our new A.I.M. Transfer Factor product that is high in Antioxidant, Immune and Metabolic support. “B” stands for BURN, our weight management system, and “C” is for Cardio, and features our heart-healthy Pulse-8 product. In simple terms, when a Member buys one of the A, B or C featured products in conjunction with Azul or FrequenSea, the Member gets a price value discount and immediately qualifies to earn bonuses in the compensation plan.

FrequenSea™. Our best-selling product is FrequenSea, a whole-food beverage consisting of a proprietary blend of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a base of blueberry, cranberry and lime juice concentrate. Many of FrequenSea’s ingredients are processed through a patent-pending process known as Aqueous Molecular Partitioning (AMP), which, without the use of chemicals or heat, renders the ingredients water-soluble. FrequenSea is sold as a single bottle, in individual single-serving packets or even in four-bottle packs.  The marine phytoplankton in FrequenSea contains more than 200 different sea algae that are all processed through proprietary and patent-pending harvesting processes at a one-of-a-kind $30 million sea farm in the Pacific Northwest. A daily recommended amount of FrequenSea provides more than 66 vitamins and minerals and includes amino acids in a convenient bio-available form for easy ingestion and quick absorption. FrequenSea sales represent approximately 60 percent of our total product sales.

LegaSea products. The LegaSea brand line also features a number of products that contain the exclusive and beneficial marine phytoplankton featured in FrequenSea. Azul is a high-antioxidant, delicious powdered blend of 24 raw whole food and super fruit ingredients and probiotics that are naturally dried and blended to preserve their natural integrity. A.I.M. Transfer Factor capsules contain a proprietary blend of raw materials that we believe optimize immune, metabolic, and antioxidant support. ZMP 400 features zeolite, a volcanic mineral known for attracting and removing harmful metals, chemicals and toxins from the body, naturally activated in 400 milligrams of our exclusive, mineral-rich, marine phytoplankton.

TRUessence™ Essential Oils. ForeverGreen offers our Members and customers a variety of pure, therapeutic-grade wild crafted essential oil singles and blends, sourced from all around the world. We believe there are many preventative and pleasurable ways to use essential oils topically, aromatically, as well as therapeutically in personal care products.

HYDRessence Plant Life Concentrates. The plant kingdom offers an abundance of our best medicines. Utilizing the patent-pending and, exclusive to ForeverGreen, Aqueous Molecular Partitioning (AMP) process, HYDRessence Plant Life Concentrates contain the nutrients of the entire plant in three effective, delicious, and highly concentrated liquid products that can be added to water or juice for an enhanced nutritious and pH-balancing experience.

TRUessence Apothecary & Personal Care products. We believe that everything you put on your skin will be absorbed into the bloodstream. With the potentially-harmful and cheap synthetic ingredients in many personal care products today, ForeverGreen’s Members and customers have access to healthy, natural personal care alternatives. Our personal care products include a variety of products to suit your personal care needs, from tooth powder to shaving cream, to chemical-free house cleaners, to luxurious bath salts. Some highlighted products from this line include Juice™ shampoo and conditioner, a lavender-based all-purpose body wash called Silk, Quench, a natural moisturizer, Touch antibacterial foaming hand soap, Protect hand sanitizer, and the facial skincare line, SecreSea. SecreSea is a marine phytoplankton-based skin care program of five products for healthy, beautiful skin.

O3World Weight Management products.  In August of 2008 the O3World product line was introduced to support weight management through our unique products, FIXX, FORM/ FIBE and FILL. FIXX is a meal replacement drink powder that has an energy component. FORM is a capsule product that taken before a meal creates a feeling of fullness so an individual should eat less. FIBE is an all-natural alternative to FORM that was designed to create the same results with a fiber-based component. FILL is a nutritious whole food bar, offered in a variety of flavors, that is intended as a hunger-satisfying snack in between meals throughout the day.

Pulse-8. Pulse-8 is a product that was introduced in 2009 that contains a specific ratio of L-Arginine with marine phytoplankton that is designed to support heart health.

Whole Foods. Our whole food offerings consist of a variety of healthy, natural food products that are made onsite in our whole-food manufacturing facility. Pulse™ consists of 17 different nuts, seeds, fruits, grains and other whole foods. Pulse™ is offered in various flavors, either “loose” in canisters or in snack bars, and may be used as a snack or a meal replacement. Pulse has natural unprocessed proteins, fibers, carbohydrates and other “AMPed” nutrients required for a healthy diet. Our other whole food meal and snack products include several soups that also double as nutritious additives to every casserole or meal, and also include Finally Fruit™, a natural dried fruit medley, Great Start™ oatmeal breakfast cereals, Harvest Mix™ trail mix blends, and Parched Pulse, a natural dried vegetable mix.  We believe the Smart Food line offers a variety of products that satisfy the need for nutritious and natural food choices as opposed to processed, synthetic and preservative-laden foods.

ElectriFire. Also a part of the Smart Food line is our natural energy drink, ElectriFire. Also designed to aid in maintaining or boosting ones weight management programs, ElectriFire was launched in 2008 to offer a safe alternative to the highly-caffeinated and sugared synthetic energy drinks commonly available today. ElectriFire comes in two flavors, a full, fruity smooth blend, or a spiced blend that offers a kick of “AMPed” chili for added blood circulation. Perfect for those on the go, ElectriFire is convenient and natural, which offers the desired lasting energy, without the crash.

24 Karat Chocolate®. ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and is processed without the fats, hormone filled dairy milk and waxes common in many chocolate products. This naturally dark chocolate comes in individually wrapped Teasers, as well as in fondue chips with a chocolate melter for use at chocolate fondue parties. The 24 Karat Chocolate® is also used as an ingredient in the weight management meal replacement products Thunder™ and FIXX, as well as in many of the whole-food bars offered by the Smart Food line. Thunder™ is a meal replacement drink powder that provides 28% of the protein your body needs in an apple fiber base with natural sweeteners and antioxidants for a healthy, yet delicious experience.

Product Guarantees

Our 100% customer satisfaction policy allows product returns for all our products that are resalable, subject to a ten percent restocking fee. This policy improves our customer and Member satisfaction and brings us in line with Direct Selling Association recommendations. Actual product returns have been less than two percent of sales for the past two fiscal years. We also maintain an insurance policy for product liability claims of $1,000,000 USD per claim and $2,000,000.00 USD annual aggregate limit.

Product Development

We continue our commitment to providing innovative, natural, and cutting edge products to retain exclusivity for our Members and customers. Our products take advantage of the latest in nutritional research and science. Our products are easy to use and easy to sell. The effectiveness of our products is measurable in their nutrition and health benefits.   During the year ended December 31, 2009 and 2008 we did not spend any funds on research and development.

In March 2010 we announced the completion of our in-house information system, known as “CASS” (Commissioning and Sales System) which allows us to gather information on sales trends and field demographics in real time without reliance on a third party vendor.  Management believes the addition of this internal system will provide cost savings worth the time and money we invested in the system.

Raw Materials and Suppliers

Throughout 2008 and 2009, we had the freedom to use any supplier to purchase raw materials. We used several different vendor sources since most of the raw materials were readily available in the marketplace. We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2008 and 2009, we relied on two principal suppliers for our FrequenSea™ product. Unique Sea Farms, Ltd provided the marine phytoplankton, and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea™. Although there are other providers in the world who claim to produce marine phytoplankton, we consider Unique Sea Farms, Ltd’s product to be the very best quality, from the most ideal geographical location, with the very best harvesting and extraction methods, which makes for the best nutritionally superior and unique marine phytoplankton offering.

During 2007, Marine Life Sciences, LLC, a Nevada limited liability company (“MLS”), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms, Ltd.  On March 28, 2008 ForeverGreen International entered into an exclusive worldwide marketing agreement with MLS. Under the agreement, MLS will supply ForeverGreen International with processed marine phytoplankton for a term of five years and if ForeverGreen International satisfies the terms of the agreement for the initial five-year term it will have the option to renew the agreement for an additional five-year term.

Under the agreement, ForeverGreen International agreed to purchase an annual quota of marine phytoplankton from MLS on an increasing schedule from 538 kilograms to 1,400 kilograms per year over the five-year term of the agreement. The price per kilogram of the product varies according to the total kilograms purchased. If ForeverGreen International fails to meet the annual quota, then it will lose the right of exclusivity unless it pays an additional amount to satisfy the minimum annual quota amount.

Due to economic conditions in 2008, ForeverGreen International was unable to meet the annual quota requirements of the agreement with MLS. Therefore, an ongoing review of the quotas and market conditions is being reviewed with MLS to ensure a long-term unique vendor relationship. MLS continues to share research results and other data related to the product with ForeverGreen International and both parties agreed to protect any proprietary information related to the product. Both parties agreed to indemnify the other for any claims arising out of any action taken or omission by the other.

During 2007 and 2008, we relied primarily on one essential oil vendor. However, as of January 2009, our essential oil products are formulated, processed and sourced with other key vendors directly by ForeverGreen. ForeverGreen ended its relationship with its prior oil vendor to have full control over the manufacturing, control, quality, sourcing, and label and marketing claims of its oils. Management believes our oil quality and customer satisfaction is greatly improved with the new ForeverGreen education system and delivery of quality essential oils.  However, some of our essential oil raw materials may be limited due to high demand and potential environmental or geographical raw material shortages that occur around the world periodically.

We maintain our in-house manufacturing capabilities for our Smart Food line of products. We retain our freedom to use any competitive suppliers to garner control over our product costs, quality and the lead times for manufacturing and delivery. We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the marketplace. We maintain our product inventory using a system in which we ensure an appropriate inventory based on a product’s anticipated movement.

Markets

We provide exclusive, innovative nutritional and whole-food products that are eaten or consumed to achieve healthy results within the body. While the nutritional supplement industry, consisting of individually standardized supplements, herbs and the like, has been flat in recent years, the exclusive and proprietary products protected through trade secrets, proprietary processes and ingredients have experienced great growth. In addition, the functional foods and products we offer are experiencing favorable growth.

We offer our products online. Each Member Kit purchased also includes a virtual online website, known as a Web Office, designed for Members, where they can manage, monitor, and operate their businesses successfully, anytime. This site is password protected and exclusive to Members with access to company news, product tracking, product information, and a library of company documents geared to help them with their business, such as frequently asked questions and various forms and references. In addition, we offer a replicated website model to our Members allowing them to obtain an immediate online presence and personal URL for their business, which they can use as a place to direct potential new Members to learn about the company and sign up as Members. Features on this website include company information, video and flash presentations, prospect management and follow-up, online registration of new Members, online product ordering, online customer service and a “contact me” function that allows anyone visiting the site to contact, via email, the Member directly.

Distribution Network

Our main distribution center is located in Orem, Utah near the main corporate office. We also have a fulfillment center in Auckland, New Zealand that improves our product delivery with cost savings and efficiencies for our Australian and New Zealand markets. In addition, we have ForeverGreen offices in Singapore, Japan and Mexico, but are using a third party in the Netherlands to service our Members in the European Union, and a third-party provider to distribute our products throughout Mexico. We buy raw materials from third-party suppliers, manufacture our Smart Food whole-food products in-house and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, Australia, Canada, Japan, Mexico, New Zealand, Singapore, the United Kingdom, Spain, the Netherlands , Germany, Columbia, Chile, Argentina, Ecuador, Bolivia, Peru, Dominican Republic and other South American countries.

Members and their customers pay for products prior to shipment, incurring minimal accounts receivable for us. Members and customers have access to place orders online through their ForeverGreen websites, by phone through a growing call center, or even by facsimile. Typically, Members and customers pay for their product orders by credit card. Less than 2% of our sales are paid for with cash. Typically, we experience back orders with less than .05% of our orders.

Enrollment and Sponsorship

Enrollment and sponsorship activities are encouraged, but not required of our Members. Successful Members will both enroll and sponsor new Members, as well as assist their downline Members to successfully do the same. While we provide product and company brochures, magazines, websites, DVDs and other sales and marketing materials, our greatest success and retention comes from Members who are accountable and responsible for educating and training new Members with respect to our products, the ForeverGreen Money Tree Compensation Plan, and how to build and maintain a successful business.

Generally, Members who are new to network marketing invite friends, family members, and acquaintances to attend conference calls, review websites and marketing materials, or attend personal or company-sponsored meetings. Members with a history of network marketing are quick to invite their contacts within the industry to experience the difference that our company brings to the industry. Some people are attracted to become Members after experiencing our products and desiring to enjoy the wholesale pricing offered to our Members. The new Member is also entitled to enroll and sponsor other Members in order to build a network of Members and customers that provide commissions and further financial incentives as well as recognition from the company.

Turnover is a typical aspect of the direct selling or network marketing industry. Our Members understand that to prevent a possible decline in their organization and sales volume, the enrollment, sponsoring and training of new Members is necessary to increase the overall Member force and motivate new and existing Members. We may experience seasonal decreases in Member sponsoring and product sales because of holidays and customary vacation periods. We cannot predict the timing or degree of fluctuations because of the number of factors that impact the sponsoring of new Members. We cannot assure that the number, growth or productivity of our Members will be sustained at current levels or increase in the future.

Weekly conference calls, the materials included in the Member Kit, training events, corporate events and online support offerings help to provide a duplicable business model that help new Members successfully begin their independent contractor business.

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the company and the Member in accord with our policies and procedures. Any person may join the company as a Member to purchase products for personal use or to build a downline sales organization. In order to become a Member, a person may purchase a non-commissionable Member Kit that currently sells for $25.00. The Member Kit includes a number of Member materials, such as the Policies and Procedures, step-by-step instructions on how to build and maintain a business, information about how to access the Member’s personal websites, company and product information, videos, brochures and other printed materials, basic forms and applications, and a special Meeting in a Box presentation that allows a Member, anywhere at any time, to conduct the perfect ForeverGreen meeting to invite new prospects to become ForeverGreen Members.  This Member Kit accounts for about 1% of our total revenues. No product purchases are required to become a Member, and large inventory product purchases are discouraged. However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales of a certain amount of volume are required.

Our Member Agreement and Policies and Procedures, which outline the scope of permissible marketing activities, and information on the ForeverGreen compensation plan are posted on our website. Our Member rules and guidelines are designed to provide Members with maximum flexibility and opportunity within the bounds of governmental regulations regarding product claims, network marketing and prudent business policies and procedures. Members are independent contractors and are thus prohibited from representing themselves as our agents or as employees of the company. Members are obligated to present our products and business opportunity ethically and professionally. Members contractually agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a Member may be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

Members must represent to potential Members that the receipt of commissions is based on sales volumes and substantial efforts. Products may be promoted by personal contact or by literature produced or approved by the company. Products generally may not be sold, and the business opportunity may not be promoted, in traditional retail environments.

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

Compensation Plan

We rely on a network marketing system for the distribution of our products through our Members and customers. Our revenue depends directly upon the sales efforts of our Members around the world. We distribute our products exclusively through independent contractor Members who have contracted directly with us. Members are entitled to purchase products from us for personal use or for resale, depending on their market, and the sales by our Members have the potential to earn the Member commissions. Individuals who join as Members may enroll and sponsor other Members, and may further earn commissions from the resale of products. The ForeverGreen Money Tree Compensation Plan provides many different ways to earn income for our Members, from FastStart earnings, to personal rebates on Member purchases, to downline commissions and leadership pools.

Each company product carries a specified number of commissionable volume, or “points”. Commissions, or bonuses, are based on a Member’s personal qualification, organizational, and leg commission volumes. A Member receives commissions based on a percentage of the sales volume of their downline each week. Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any point-of-sale taxes. As a Member’s retail business expands, and as they successfully sponsor other Members into the business, both of which expand their businesses, the Member receives more commissions from the expanded sales volume of the downline. A Member receives commission bonuses by remaining in good standing with the company and by generating a minimum of 50 points of Personal Volume (PV).

We believe the ForeverGreen Money Tree Compensation Plan reaches out to every segment of our society. An individual may join as a Member for the exclusive products offered by our company or for the wholesale prices that are available to Members purchasing product. An individual may join ForeverGreen and begin earning commissions rapidly with minimal investment. A Member receives a discount on their personal purchases or the purchases of their customers if they follow the value based purchase of FrequenSea or Azul with a product categorized as A, B or C, or other value package product combinations. This provides incentive to discuss successful products and programs with others. As a Member assists other individuals join the Member’s organization, the new Members generate commission payments to the upline Member through their product purchases. The commissions earned are paid out weekly to our Members; unless they fall into the global not-for-resale program, which are paid out monthly.

A Member can earn retail profits for the difference between sales price and the wholesale price of the product.  The Member can earn a 20% Fast Start Bonus on a new enrollee’s first purchase, as well as a 10% Growth Bonus on the Member’s small leg organizations purchases. Members at the rank of Determined and below can earn from the 2% FastStart Enroller Bonus pool. At higher ranks, there are other leadership pools that offer shares of a certain percent of worldwide sales during a given period. This plan also pays a dynamic enroller matching bonus on the checks of the enroller’s tree structure based on generations. The check from the 10% Growth Bonus for upline enrollers in the tree structure, within qualified generations of pay based on rank achieved, are matched and factored after all payouts have been calculated.

Our Members progress though the compensation plan with recognition and ranks that show their standing and leadership within the company. A Member must generate PV with individual purchases or customer purchases. A Member’s rank may vary from week to week based upon the increase and decrease in their weekly sales volume. Even at the lowest rank, requiring minimal volume qualifications, each ForeverGreen Member may earn compensation from FastStart programs as they grow their businesses. The rank of Learning is indicative of the status of the new Member in the ForeverGreen business and is the first rank a Member receives, which is achieved by creating a total of 2,000 points of Organizational Volume (OV) in their small leg. The rank of Determined is earned when a Member has two legs with a minimum of 3,000 OV in their small leg. The Successful rank is earned when the Member has a minimum small leg volume off 5,000 OV. Part Time is the rank a Member earns when their organization generates a small leg volume of 10,000 OV. A Member attains the Full Time rank when he or she has with a minimum of 15,000 OV in their small leg.  The Free rank is obtained when the Member has 25,000 OV in their small leg. Lastly, the Rainmaker rank is achieved when the Member reaches a minimum of 50,000 OV in their small leg.

A Member will immediately earn a $500.00 USD per month Car Bonus after reaching the rank of Full Time. The Car Bonus is increased to $750.00 USD per month for a qualified Member at the Free rank, and is further increased to $1,000 USD per month when the Member reaches the rank of Rainmaker. These amounts are broken down into weekly payments for each pay week the Member maintains qualification.

At each new rank, the generational compensation percentages and amount of compensation increases. Therefore, an established Member may receive a percentage of sales generated by an ever growing number of new customers or distributors that are brought into the plan in their downline. Each rank offers deeper generations in which the upline Member can be paid on.

There are many competitor companies that offer unilevel or binary plans, FastStart bonuses, car bonuses and leadership pools. However, we believe that our hybrid approach and  percentage of commission payout, combined with our unique and specific product focus and company culture and growth, presents a far superior opportunity that that offered by competitor plans. This represents a unique, competitive advantage for our Members. The personal rewards for our Members generate incentive to attract additional network marketing professionals and newcomers alike. As our Members are rewarded financially, they are motivated to continue developing an organization to help others receive financial and recognition rewards and, as a result, the company continues to grow. We continue to look at ways to improve our compensation plan in the future, as we recognize the importance of staying in touch with economic changes within the marketplace.

The Cash Flow Miracle program will begin March 16, 2010. It allows for a new or existing Member to participate in the Money Tree Compensation Plan, while at the same time earning accelerated bonuses on the front end by choosing the Cash Flow Miracle program and getting others to do the same. This program features an accelerated kick-start program of FrequenSea™. By choosing into this optional program, new Members will receive a free ForeverGreen Membership. Once the Member makes an initial purchase of product, he or she will be able to receive bonuses for every two Members they enroll that also purchase product and participate in and maintain a monthly Autoship. The Cash Flow Miracle allows for a Member to work their ForeverGreen business as normal, with an additional earning and health incentive that will continue paying as long as the Member promotes this program.

Competition

The market for products designed to enhance mental and physical performance is large and intensely competitive. Our primary competition includes other network marketing companies that manufacture and market herbal remedies, personal care, and nutritional products. We also compete with major retail businesses that provide the same categories of products that we offer. To gain market and industry attention and advantage, we emphasize our company culture, the exclusive access we have to certain unique products, the effectiveness and quality of our products, and the convenience of our distribution system. We emphasize products that improve health through a diet of whole-food beverages and real, natural products rather than pills and supplements. We take pride in our commitment to offering all natural, clean, and/or organic products.

We believe our health beverage, FrequenSea™, is the first beverage or “juice product” to provide the benefits of marine phytoplankton in a proprietary whole-food tonic blend with ionic sea minerals, rose, ginger, aloe vera, frankincense, and other quality ingredients in a delicious base of cranberry, blueberry, and a twist of lime. Other network marketing beverages compete with FrequenSea™ in the category of health beverages consisting of a variety of fruit juices from around the world such as mangosteen, noni, acai and other fruit or plant products.

Many of our Smart Food products compete with “health bars” and nutritional supplements offered by many competitor companies as meal replacement products. Our essential oils and personal care products compete with companies that offer similar products, such as NuSkin, Neways and Young Living Essential Oils.

Many of our competitors have much greater name recognition and financial resources. In addition, herbal remedies, personal care, and nutritional products can be purchased in a wide variety of channels of distribution. While we believe that consumers appreciate the convenience of ordering products from home through a sales person or through a catalog, the buying habits of many consumers indicate they may not wish to change their habits of purchasing products through traditional retail channels.

We also compete for distributor Members with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. Some of the dominant network marketing companies in our existing markets are Amway Corporation, Herbalife and NuSkin Enterprises, to name a few. We also compete with many smaller network marketing companies that also offer personal care products, health and nutrition products. We compete for new distributors on the strength of our product line, leadership training, compensation plan, marketing focus, direction, and management leadership strengths.

Trademarks, Patents and Intellectual Property

We have secured, or are in the process of securing, trademark protection for our important trademarks in the United States and around the world where we are conducting business. Trademark protection is important to brand name recognition and Member and consumer loyalty as we expand internationally. We intend to register our important trademarks in the United States and other countries where we are experiencing growth. A number of our products utilize proprietary formulations and processes.

We do not own any patents, but use trade secrets, confidentiality and non-disclosure agreements, and proprietary processes to protect our intellectual property. Some of our venders have secured patents or are seeking patents to continue the exclusivity for the products they supply to us.

Government Regulations

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. We believe that our method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale and direct selling activities in the United States, Mexico, Japan, Canada, Singapore, New Zealand, Australia, Germany, the Netherlands,  the United Kingdom, and other markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid”, “money games”, “business opportunity”, or “chain sales” schemes that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and “cooling-off” rights for consumers and Members, require us or our Members to register with the governmental agency, impose certain requirements on us, and/or impose various requirements.

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

Regulation of Personal Care and Nutritional Food Products

Our products and related marketing and advertising are subject to governmental regulation by various domestic agencies and authorities, including the Food and Drug Administration, which regulates food, medical products and cosmetics. The advertising and marketing of our products are regulated by the Federal Trade Commission, which enforces consumer protection laws in regard to truth in advertising. The Consumer Product Safety Commission protects the public from unreasonable risk of injuries and death associated with consumer products, and the United States Department of Agriculture regulates food safety and quality. Similar types of agencies exist in our foreign markets. To date, we have not experienced any governmental actions related to health or safety and food and drug regulations for our products.

Our markets have regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to the language and regulations, and register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products. Many of our existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the capabilities of products. For example, in the United States we are unable to make any claim that our nutritional products will diagnose, cure, mitigate, treat, or prevent disease. In September 2007, the Australian governmental entity, Therapeutic Goods Administration, inspected our third party distribution facility and asked that company modify a product-marketing brochure for use in Australia. The company complied with this request and this issue has been resolved.

Employees

As of the date of this filing we have more than 35 full-time employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In our annual report for the year ended December 31, 2010 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent auditors’ conclusions at December 31, 2010 with respect to the effectiveness of our internal control over financial reporting.  There is a risk that our independent auditors will not be able to conclude at that time that our internal controls over financial reporting are effective as required by Section 404 of the Act.

ITEM 2.  PROPERTIES

We have two building leases for office, warehouse and production space located in Orem, Utah.  The office space lease began January 1, 2005 and expires January 31, 2010 with provisions for an automatic five year extension and has a monthly payment of $5,784.  Since the office space lease has ended we are currently on a month to month rental at a monthly payment of $5,784.  The warehouse and production space lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.   All of these leases have a provision for an annual increase of 3%.  The buildings we lease are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.

Beginning April 1, 2008 we leased an office building in Mexico on a 24 month lease for approximately $2,217US per month.  We leased an office building in Singapore on a one year lease beginning April 2008 for approximately $3,950US per month.  We follow the guidance in the FASB Technical Bulletin No. 85-3 and record rent expense using straight-line over the life of each lease.

ITEM 3.  LEGAL PROCEEDINGS

On March 17, 2008 our transfer agent Standard Registrar and Transfer Company filed an interpleader complaint in the Third District Court, State of Utah in and for Salt Lake County, Salt Lake Department to determine the status and ownership of ForeverGreen Share Certificate No. 5931 representing 20,000 shares of ForeverGreen common stock.  ForeverGreen claims that the certificate should be surrendered as the shares were not paid for because adequate consideration was not received from William M. Fifield.  ForeverGreen alleges that Mr. Fifield resigned his employment with ForeverGreen prior to the term ForeverGreen required of him.  Mr. Fifield claims ownership of the certificate and has requested its transfer prior to ForeverGreen requesting a stop transfer on the certificate.  This case has been dismissed because Mr. Fifield failed to file a required answer in the proceeding.

On February 5, 2009 Frank R. Spindler, an individual, filed a claim against ForeverGreen International, LLC in Magistrates Court of Queensland - Southport. The claim alleges breach of contract related to the incorporation of ForeverGreen Pty Ltd, an Australian company, and seeks AU$30,100 in damages for costs of incorporating such entity.  Management believes the claim is baseless and intends to vigorously defend against the claim.  The parties reached a settlement in this case.

On September 18, 2009 R&L Publishing, Ltd., d/b/a Plus Publishing, filed a civil action in the United States District Court for the Eastern District of Texas, Sherman Division, against ForeverGreen International, L.L.C.  The complaint alleges that Plus Publishing provided advertising and publishing services valued at $195,953 to ForeverGreen International and ForeverGreen International failed to pay for those services.  The parties have reached a settlement in this case.

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

On April 14, 2009 Wellosophy Corporation, a Florida corporation with its principal place of business in Folsom, California, (“Wellosophy”) filed a civil action against ForeverGreen Worldwide Corporation in the United States District Court, for the District of Nevada.  This action was based upon a supply agreement between Wellosophy and ForeverGreen. Wellosophy alleged unfair competition, trademark infringement and intentional interference with prospective economic advantage and copyright infringement of the SWELL™ and “Pree” marks.  Wellosophy sought a preliminary and permanent injunction against trademark and copyright infringement, along with compensatory and punitive damages and interest, costs and attorneys’ fees.  On July 27, 2009 our management entered into a settlement agreement and release with Wellosophy, which upon satisfaction of a monetary payment of $91,100 will result in the dismissal of the litigation with prejudice.  As of the date of this report this litigation has not been dismissed.

We are involved in various other disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low bids for our common stock for each quarter of the 2008 and 2009 years as reported by the OTC Bulletin Board.  The following quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2008		2009
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 1.56 1.65 1.60 1.05	$ 1.15 1.30 0.85 0.25	$ 0.88 0.25 0.35 0.37	0.20 0.15 0.15 0.15

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

Holders

As of March 31, 2010 we had 180 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On January 11, 2010 we issued 170,000 shares to Universal Business Insurance to convert debt of $28,971 related to renewal of our product liability insurance policy.  We relied on an exemption from the registration requirements provided for a private transaction not involving a public distribution pursuant to Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

Starting in the fourth quarter of 2009 we experienced a sales growth trend that is continuing into the first quarter of 2010.  We have experienced a significant increase in sales in March 2010 as compared to February 2010 primarily as the result of our new worldwide marketing program which is designed to improve our business opportunity for our independent distributors.  We anticipate that the increase in sales will continue in the short term.

Our major challenge for the next twelve months will be to respond to the economic conditions and properly manage our systems and logistics centers around the world to support the demand for our products and the business opportunity.  Included in this challenge is the need to continue to create a customer service and Member satisfaction level at the highest quality.  Overcoming economic down turns will require skilled personnel, and manufacturing and shipping facilities.  Management intends to modify our operating activities, especially production and order fulfillment, for the current economic environment as well as prepare the Company for the upturn of demand as people continue to look for other income opportunities and choose ForeverGreen as the company they can align with for their future.

We are expanding our markets and exclusive products and we anticipate the need to expand our international logistics centers.  The rewards include increased sales and diversified market incomes.  International expansion is very expensive and key Members are required to experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At December 31, 2009 we had cash of $256,200, with a working capital deficit of $2,850,808.  We recorded revenues of $12,090,051 for 2009, but recorded a net loss of $1,151,319.  During 2009 we financed our operations with revenues and loans from related parties totaling $685,000.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.  However, management has reduced our operating costs by reducing overhead and staff, and we have made salary adjustments.  Management is also negotiating with our key vendors to reduce costs.  During 2009 we have introduced new logistic, sales and distribution software that will reduce computer costs going forward.   New products have been and will continue to be introduced to bolster Member recruiting and product sales.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs; however, we cannot guarantee that we will be able to return to profitability in the short term.

Our total assets decreased to $15,352,078 at December 31, 2009 compared to $16,458,803 at December 31, 2008. The decrease is primary due to a reduction in inventory.  We have created a more efficient working relationship with our key vendors; which has resulted in a quicker lead time and less inventory that we must carry at our warehouse.

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

Commitments and Contingent Liabilities

In August of 2009 we combined our warehouse and production operations into one building. This has reduced our monthly lease payments by $6,320, leaving aggregate monthly payments of $20,824 for our office and production warehouse. We have lease commitments for our production warehouse of $356,121 through 2112.  We are currently on a month-to-month rental for our office space.

Our total liabilities at December 31, 2009 were $4,193,409 compared to $4,096,024 at December 31, 2008.  The changes were primarily due to accounts payable decreasing by $700,252 which is a direct reflection of our decrease in inventory as stated earlier and current notes payable increased by $551,694 as a result of loans provided by related parties totaling $685,000, of which $157,500 was repaid in 2009 along with an addition of accrued interest totaling $24,234.   (See Item 13 below for the specifics of the related party transactions.)  ForeverGreen International borrowed these funds from these related parties during 2009 to support the introduction of new product launches, develop and bring in house our own logistic, sales and distributor software and systems, and operating expenses to manage through the worldwide economic downturn.

Accounts payable also include monetary settlements agreed to in two legal actions which will require the Company to make payments to third parties.  We are obligated to pay one party $91,100 and as of March 2010 will also make twenty–four $5,000 monthly payments to resolve another litigation.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the years ended December 31, 2009 and 2008.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary ForeverGreen International, LLC.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2008	2009
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 142,704	$ 256,200
Total current assets	2,095,907	1,318,729
Total assets	16,458,803	15,352,078
Total current liabilities	4,069,845	4,169,535
Long-term debt	26,179	23,874
Total liabilities	4,096,024	4,193,409
Accumulated deficit	(18,353,031)	(19,504,352)
Total stockholders’ equity	$ 12,362,779	$ 11,158,669

	Year ended December 31
	2008	2009
SUMMARY OF OPERATING RESULTS
Revenues, net	$ 21,749,773	$ 12,090,051
Cost of sales	16,406,581	8,398,824
Gross profit	5,343,192	3,691,227
Total operating expenses	6,391,493	4,743,165
Net operating loss	(1,048,301)	(1,051,938)
Total other income (expense)	(24,201)	(99,381)
Income tax provision (benefit)	–	–
Net earnings (loss)	$ (1,072,502)	$ (1,151,319)
Net earnings (loss) per share (basic)	$ (0.08)	$ (0.08)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales; however in 2009 returns increase significantly to approximately 2.3%.  Sales for 2009 decreased in comparison to 2008.  This decrease in sales is attributable to the worldwide economic downturn.  During 2008 over 90% of ForeverGreen’s revenues were based in the United States which has been particularly hurt by the economic downturn.

Cost of sales consists primarily of sales commissions paid to our Members, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 69.5% of revenues for 2009 compared to 75.4% of revenues for 2008.  Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid to Members on a monthly basis based upon personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout average for sales commissions decreased by approximately 5% for 2009 compared to 2008.  The decrease is attributed to two key factors: special promotions were introduced in the fourth quarter of 2008 to manage the economic downturn and move additional inventory; plus additional payments were made in a transitional phase in the first quarter of 2008 as the plan was adjusted and enhanced.  Freight cost decreased approximately 0.6% as price adjustments were made in 2009 to correct for the fuel and transportation cost increased by our carriers that occurred in 2008.

Total operating expenses decreased for 2009 compared to 2008 by $1,648,328.  General and administrative expenses decreased by $704,788 as management reduced its marketing, travel, and administrative expenses like supplies, insurance, and telephone costs.

Salaries and wages decreased in 2009 compared to 2008 by $893,187 as a result of the executives and higher management taking an average salary reduction of more than 15% in 2009. Also, as revenues continued to be slower in 2009 compared to 2008, necessary layoffs were made in 2009.

Professional fees decreased for 2009 compared to 2008 by $94,508 due to the introduction of our own in-house logistic, sales and distributor software and systems that was introduced in August of 2009. Professional fees include payments to third-party operators in foreign offices, legal and accounting fees, programming and maintenance of our distributor and sales software, and other services

Depreciation and amortization increased in 2009 compared to 2008 by $44,154 due to the addition of the assets of ForeverGreen and their related depreciation associated with its new in-house system.

Total other expense for the 2009 year was related to interest expense on loans.

As a result of decreased revenues and a worldwide economic downturn in the 2009 combined with our strong management of costs and expenses, we recorded a net loss for 2009 of $1,151,319 and a net loss per share of $0.08, as compared to a net loss of $1,072,502 in 2008 and $0.08 net loss per share.

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

We recorded impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The company did an annual analysis for the period ended December 31, 2008 and determined no adjustment to long-lived assets was needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

INDEX

Report of Independent Registered Public Accounting Firm

22

Consolidated Balance Sheets

23

Consolidated Statements of Operations and Comprehensive Income

24

Consolidated Statements of Stockholders’ Equity

25

Consolidated Statements of Cash Flows

26-27

Notes to the Consolidated Financial Statements

28-41

LOGO	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ForeverGreen Worldwide Corp

Orem, Utah

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeverGreen Worldwide Corporation as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has a working capital deficiency, and has had negative cash flows from operations and recurring operating losses substantially since inception which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill LLC

Bountiful, Utah

April 14, 2010

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$ 256,200	$ 142,704
Accounts receivable, net	13,448	-
Prepaid expenses and other	60,458	85,962
Inventory	988,623	1,867,241
Total Current Assets	1,318,729	2,095,907

PROPERTY AND EQUIPMENT, net	481,426	719,058

OTHER ASSETS
Deposits and other assets	98,898	99,486
Trademarks, net of amortization	54,814	60,551
Customer base - net of amortization	599,130	684,720
Goodwill	12,799,081	12,799,081
Total Other Assets	13,551,923	13,643,838

TOTAL ASSETS	$ 15,352,078	$ 16,458,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 189,822	$ 238,475
Accounts payable	1,158,896	1,859,151
Accrued expenses	1,423,467	1,260,605
Due to related parties	132,209	-
Banking line of credit	100,368	100,000
Current portion of long-term debt	3,079	1,614
Notes payable, related parties	1,161,694	610,000
Total Current Liabilities	4,169,535	4,069,845

LONG-TERM DEBT
Notes payable	23,874	26,179
Total Long-Term Debt	23,874	26,179

Total Liabilities	4,193,409	4,096,024

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000
shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,342,141 and 13,992,141
shares respectively issued and outstanding	14,342	13,992
Additional paid-in capital	30,806,346	30,742,153
Prepaid equity expense	(45,807)	(19,245)
Other comprehensive loss	(111,862)	(21,090)
Accumulated deficit	(19,504,350)	(18,353,031)
Total Stockholders' Equity	11,158,669	12,362,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,352,078	$ 16,458,803

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2009	2008

REVENUES, net	$ 12,090,051	$ 21,749,773
COST OF SALES, net	8,398,824	16,406,581

GROSS PROFIT	3,691,227	5,343,192

OPERATING EXPENSES
Salaries and wages	2,755,117	3,648,304
Professional fees	544,182	638,690
General and administrative	1,106,115	1,810,902
Depreciation and amortization	337,751	293,597

Total Operating Expenses	4,743,165	6,391,493

NET OPERATING LOSS	(1,051,938)	(1,048,301)

OTHER INCOME (EXPENSE)
Gain on sale of assets	10,492	5,835
Other Income and (expense), net	46	0
Interest income (expense), net	(109,919)	(30,036)

Total Other Income (Expense)	(99,381)	(24,201)

Loss from continuing operations before income tax provision	$ (1,151,319)	$ (1,072,502)
Income Tax Provision (Benefit)	-	-

NET LOSS	$ (1,151,319)	$ (1,072,502)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.08)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,040,468	13,924,006

COMPREHENSIVE LOSS
A Summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2009 and 2008 are as follows:

Net Loss	(1,151,319)	(1,072,502)

Other Comprehensive Income Loss	(90,772)	(31,398)

Comprehensive Loss	(1,242,091)	(1,103,900)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2008 and 2009

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, December 31, 2007			13,904,014	$ 13,904	$ 30,668,761	$ (17,280,529)	$ 10,308

Shares issued for services
at $1.42 per share			25,127	25	35,655			(15,124)

Shares issued for services
at $0.60 per share			63,000	63	37,737			(31,500)

Amortization of prepaid expenses								27,379

Foreign currency translation							(31,398)

Net loss for the period ended
December 31, 2008						(1,072,502)

Balance, December 31, 2008			13,992,141	13,992	30,742,153	(18,353,031)	(21,090)	(19,245)

Shares issued for services
at $.1972 per share			180,000	180	35,392			(35,572)

Shares issued for services
at $.1704 per share			170,000	170	28,801			(28,971)

Amortization of prepaid expenses								37,981

Foreign currency translation							(90,772)

Net loss for the period ended
December 31, 2009						(1,151,319)

Balance, December 31, 2009			14,342,141	14,342	30,806,346	(19,504,350)	(111,862)	(45,807)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,151,319)	$ (1,072,502)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	337,751	293,597
Amortization of prepaid expenses (equity)	19,378	-
Common stock issued for services rendered	64,543	42,216
Gain on sale of property and equipment	10,492	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Prepaid expenses	1,029	191,223
Inventory	878,618	(920,914)
Deposits	14,036	(1,004)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(708,332)	1,208,182
Net Cash Used in Operating Activities	(533,804)	(259,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(1,102)	(20,519)
Purchases of property and equipment	(3,622)	(389,468)
Net Cash Used in Investing Activities	(4,724)	(409,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	189,822	114,644
Proceeds from revolving bank line of credit	885,044	1,880,043
Payments on revolving bank line of credit	(882,923)	(1,780,043)
Payments on notes payable	(881)	(1,735)
Accrued interest included in related party note consolidation	24,234	-
Proceeds from notes payable - Related Parties	685,000	850,000
Payments on notes payable -related parties	(157,500)	(240,000)
Net Cash Provided by Financing Activities	742,796	822,909

Effect of Foreign Currency on Cash	(90,772)	(31,398)

NET INCREASE IN CASH	113,496	122,322

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142,704	20,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 256,200	$ 142,704

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 38,344	$ 7,670
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

a. Organization - continued

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

During the last quarter of 2007, the company began operations in Mexico. In 2009 the company introduced a program to make its products available to many more international countries. This program is called “the NFR program” NFR means not for resale and supports consumer in many countries to enjoy limited ForeverGreen products for personal use in these countries include Argentina, Austria, Barbados, Bolivia, Chile, China, Curacao Island, Colombia, Ecuador, Dominican Republic, Ghana, Greece, Gaum, Hungry, Indonesia, Ireland, Israel, Ivory Coast, Italy, Kenya, Korea, Malaysia, Morocco, Pakistan, Peru, Philippines, Poland, Portugal, Puerto Rico, South Africa, Spain, Sweden, Switzerland, Taiwan, and Trinidad.

b. Recognition of Revenue

Revenues and costs of revenues from services are recognized during the period in which the services are provided.  The Company applies the provisions of FASB ASC 605-10, Revenue Recognition in Financial Statements FASB ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC.  FASB ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s source of revenue is from the sale of various food and other natural products.  The Company recognizes the sale upon shipment of such goods.  The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances.  The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor.  Returns are less than 2.5% of sales for both periods presented.  Revenues are reported net of returns.  All conditions of FASB 48 are met and the revenue is recorded upon sale, with an estimated accrual for returns where material.

Members are required to pay for products prior to shipment. Accordingly, we seldom carry accounts receivable and any balances carried would be minimal. Distributors typically pay for products in cash, by wire transfer or by credit card.

c. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2008 and 2009 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries ForeverGreen International LLC (Utah) and Brain Garden.  All intercompany transactions and balances have been eliminated in the consolidation.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

d. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	December 31,
	2009	2008
Income (Loss) Numerator	$ (1,151,319)	$ (1,072,502)
Shares (Denominator)	14,040,468	13,924,006

Per Share Amount	$ (0.08)	$ (0.08)

There are no reconciling items to net income for the computation of earnings per share at December 31, 2009 and 2008

e. Provision for Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for income taxes consists of the following:

	2009	2008
Current
Federal	$ -	$ -
State	-	-
	$ -	$ -

Deferred
Federal	$ -	$ -
State	-	-
	-	-
Total income tax expense (benefit)	$ -	$ -

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

e. Provision for Income Taxes - continued

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

	2009	2008
Income Tax at federal statutory rate	$ (391,448)	$ (328,897)
State income tax benefit	(37,606)	(28,113)
Non-deductible expenses	11,731	39,247
Change in estimate from prior year	0	(62,493)
Change in valuation allowance	149,267	455,481
	$ (268,056)	$ 75,225

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	$ 10,100	$ 47,165
Accrued vacation	26,668	38,717
	$ 36,768	$ 85,882

Long-term
Depreciation and amortization	$ (65,549)	$ 50,780
Net operating loss carryforwards	6,643,529	6,328,819
	$ 6,577,980	$ 6,379,599

Total deferred tax assets	6,614,748	6,465,481

Valuation Allowance	$ (6,614,748)	$ (6,465,481)

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2009.  Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions.  As of December 31, 2009 and 2008, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $17,151,319.  These carryforwards are available to offset future taxable income, if any, and begin to expire in 2019.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements.  Depreciation expense for the period ended December 31, 2009 and 2008 is $245,323, and $204,399, respectively.

In accordance with Financial Accounting Standards Board FASB ASC 360-10 Statement, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.   At December 31, 2006, the company did an analysis of the combined assets and made an adjustment to the property and equipment for assets that no-longer had value to the corporation and which were fully depreciated.  The aggregate amount of this adjustment is $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no affect on the income statement or the net value of the fixed assets or total assets as a result of this adjustment.  The company did continuing analysis for the period ended December 31, 2009 and determined no adjustment to long term assets was needed.

h. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.  Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives.  Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate.  The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products.  On December 31, 2009 and 2008 there was an allowance for obsolete inventory in the amount of $27,079 and $126,448 respectively.

i. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

i. Fair Value of Financial Instruments – continued

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

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

l. Equity Instruments

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions the current accounting literature, "Accounting for Equity Instruments. "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC 505-50, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. The Company recognized $64,543 and $54,235 for the periods ended December 31, 2009 and 2008 respectively.

m. Intangible Assets

Intangible assets consist of patent and trademark costs.  Patent costs are costs incurred to develop and file

patent applications.  Trademark costs are costs incurred to develop and file trademark applications.  If the   patents or trademarks are approved, the costs are amortized using the straight-line method over the   estimated lives of 7 years for patents and 10 years for trademarks.  Unsuccessful patent and trademark   application costs are expensed at the time the application is denied.  Management assesses the carrying   values of long-lived assets for impairment when circumstances warrant such a review.  In performing this

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

m. Intangible Assets – continued

assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows.  The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

The Company capitalizes legal fees incurred to register trademarks for its products.  Trademarks consist of the following for the period ended December 31, 2009 and 2008:

	2009	2008
Trademarks	$ 68,769	$ 67,666
Less accumulated amortization	(13,955)	(7,116)
Net trademarks	$ 54,814	$ 60,550

There was amortization expense for the years ended December 31, 2009 and 2008 were $6,839 and $3,608, respectively.

n. Advertising

Advertising expense for the years ended December 31, 2009 and 2008 were $192,844 and $564,309 respectively.

o. Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through the date of the filing of this Quarterly Report on Form 10-Q.  We did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008
Leasehold improvements	$ 77,268	$ 76,767
Office furniture & fixtures	174,929	180,162
Equipment	458,414	470,414
Vehicles	56,548	56,548
Computer equipment	507,869	507,178
Computer software	633,085	633,084

Total Assets	1,908,113	1,924,153
Accumulated depreciation	(1,426,687)	(1,205,095)
Total Property & Equipment	$ 481,426	$ 719,058

Depreciation expense for the years ended December 31, 2009 and 2008 were $245,323 and $204,399, respectively.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2009 and 2008:

	2009	2008
Distributor liabilities	$ 315,567	$ 589,609
Accrued employee benefits	410,349	134,193

Accrued audit fees	68,000	48,000
Accrued bank charges	-	32,300
Accrued taxes	478,643	388,740
Other accrued liabilities	150,907	67,763
Total	$ 1,423,466	$ 1,260,605

NOTE 4 - LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2009 and 2008:

Note payable to Wells Fargo Bank bearing interest	2009	2008
At 7%, principle and interest due monthly, matures
August, 2019, secured by asset	$ 26,953	$ 27,793

Less current portion of Notes payable	(3,079)	(1,614)
Net Long-Term Liabilities	$ 23,874	$ 26,179

Accrued interest for the periods ended December 31, 2009 and 2008 were $92,101 and $36,685, respectively, of which $1,805 was related to the above note.  The remaining portion is due on the notes described in note 9.

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2009:

2010	$ 1,805
2011	1,945
2012	2,097
2013	2,259
Thereafter	18,073
Total	$ 26,179

NOTE 5 – OPERATING LEASES

The Company has two building leases for office, warehouse/production space in Orem, Utah.  The office lease for $6,941 per month began January 1, 2005 and expires January 31, 2010.  The Company is currently on a month to month lease basis at the existing rate. The warehouse/production lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic 5 year extension.   All leases have a provision for an annual increase of 3%.   The buildings the Company leases are sufficiently large enough to accommodate all of its administrative and warehouse and production needs.   The company leased an office building in Mexico on a 24 month lease beginning April 1, 2008 for approximately $2,217 USD per month.  The Company leased an office building in Singapore on a one year lease beginning April 2008 for approximately $3,950 USD per month.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 5 – OPERATING LEASES - CONTINUED

Total Lease Commitments:

2010	$ 157,934
2011	117,579
2012	117,579
Thereafter	78,386
Total	$ 471,478

Rent expense for operating leases for December 31, 2009 and 2008 was $431,261, and $486,368, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On February 5, 2009 Frank R. Spindler, an individual, filed a claim against ForeverGreen International, LLC in Magistrates Court of Queensland - Southport. The claim alleges breach of contract related to the incorporation of ForeverGreen Pty Ltd, an Australian company, and seeks AU$30,100 in damages for costs of incorporating such entity.  This complaint has been settled between the parties. As of March 15, 2010 the settled amount has been paid in full and expensed.

On April 14, 2009 Wellosophy Corporation, a Florida corporation with its principal place of business in Folsom, California, (“Wellosophy”) filed a civil action against ForeverGreen Worldwide Corporation in the United States District Court, for the District of Nevada.  This action was based upon a supply agreement between Wellosophy and ForeverGreen. Wellosophy alleged unfair competition, trademark infringement and intentional interference with prospective economic advantage and copyright infringement of the SWELL™ and “Pree” marks.  Wellosophy sought a preliminary and permanent injunction against trademark and copyright infringement, along with compensatory and punitive damages and interest, costs and attorneys’ fees.  On July 27, 2009 the Company entered into a settlement agreement and release with Wellosophy, which upon satisfaction of a monetary payment of $91,100 will result in the dismissal of the litigation with prejudice.  As of the date of December 31, 2009 this report this litigation has not been dismissed.

On September 18, 2009 R&L Publishing, Ltd., d/b/a Plus Publishing, filed a civil action in the United States District Court for the Eastern District of Texas, Sherman Division, against ForeverGreen International, L.L.C.  The complaint alleges that Plus Publishing provided advertising and publishing services valued at $195,953 to ForeverGreen International and ForeverGreen International failed to pay for those services.  The parties have reached a settlement in this case. The settlement consists of paying 24 monthly payments of $5,000 totaling $120,000.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

On April 28, 2008 the Company issued 25,127 shares valued at $1.42 per share of restricted common stock to vendor for services rendered. On November 25, 2008 the Company issued an additional 63,000 shares valued at $.60 per share of restricted common stock to the same vendor for additional services rendered.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 7 – STOCKHOLDERS’ EQUITY - CONTINUED

On August 11, 2009 the Company issued 180,000 shares valued at $.20 per share of restricted common stock to a vendor for services rendered.

On November 25, 2009 the Company issued 170,000 shares valued at $.17 per share of restricted common stock to a vendor for services rendered.

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

The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with FASB ASC 350-10, goodwill is not amortized and is tested for impairment on an annual basis.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

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

The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with FASB ASC 350-10, goodwill is not amortized and is tested for impairment on an annual basis.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 9 - RELATED PARTY TRANSACTIONS - CONTINUED

The Company borrowed $50,000 from a director on Feb 28, 2008 which was paid back on March 3, 2008. The Company borrowed $150,000 from the director on March 7, 2008 secured by a note that carries interest at 8% per annum and was payable on May 7, 2008.   On July 1, 2008 the Company amended this note from the director to postpone the due date to November 5, 2008 and borrowed an additional $100,000 on that note. On November 10, 2008 the Company executed a third amendment of this note from the director to postpone the due date with a new payment schedule and borrowed an additional $200,000. On December 10, 2008 the Company did a fourth amendment of this note from the director that increased interest to 10% and postponed the payment schedule through September 2009 and borrowed an additional $150,000. Throughout the year $115,000 in payments were made on these notes.  The Company borrowed

$75,000 from the director on August 11, 2008 secured by a note that carries interest at 9% per annum that is payable on October 31, 2008 which was paid off according to the terms of the note.   The Company borrowed $62,500 from the board member and another $62,500 from a different director on June 2, 2008 secured by notes that carry interest at 9% per annum and are payable on March 31, 2009.  At December 31, 2008 accrued interest on these notes amounted to $15,427.   The unpaid balance due at December 31, 2008 for all the above notes is $610,000.

The Company borrowed several notes from two directors during 2009.  From one director a note on January 28, 2009 for $60,000 at 9% interest payable on July 31, 2009; this note and the note of $62,500 from June 1, 2008 were consolidated on July 31, 2009 with accrued interest of $9,256 totaling $131,756 at 10% interest payable on July 31, 2011. On February 10, 2010 the note totaling $131,756 was assigned to a non-related party and this non-related party loaned to the company an additional $100,000. (See subsequent events note)

From the other director the table below shows the loans made during 2009;

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 60,000	January 28, 2009	9%	Consolidated July 31, 200
$ 50,000	April 10, 2009	9%	Repaid April 23, 2009
$ 50,000	April 16, 2009	9%	Repaid April 23, 2009
$ 50,000	May 14, 2009	12%	Consolidated July 31, 2009
$ 60,000	May 18, 2009	12%	Consolidated July 31, 2009
$ 80,000	May 20, 2009	12%	Consolidated July 31, 2009
$ 60,000	May 28, 2009	12%	Consolidated July 31, 2009
$ 50,000	June 2, 2009	12%	Consolidated July 31, 2009
$ 45,000	July 22, 2009	10%	November 30, 2009
Consolidated Note $422,500	(Includes note of $62,500 from June 1, 2008, plus accrued interest of $14,978)
$437,478	July 31, 2009	10%	July 31, 2011
$ 35,000	August 21, 2009	10%	September 28, 2009 Repaid $17,500 on Oct 30, 2009
$ 45,000	August 21, 2009	10%	November 30, 2009

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 9 - RELATED PARTY TRANSACTIONS - CONTINUED

During 2009 and 2008, directors loaned the Company $685,000 and $810,000, respectively.  The balance payable to the shareholders at December 31, 2009 and 2008 was $1,161,694 and $610,000, respectively. These notes had accrued interest at a rates ranging from 8% to 10% that totaled $92,101 and $26,545 for the periods ended December 31, 2009 and 2008.

NOTE 10 – INVENTORY

Inventories for December 31, 2009 were classified as follows:

	2009	2008
Raw Materials	$ 259,296	$ 865,376
Finished Goods	756,406	1,128,313
Total Inventory	1,015,702	1,993.689
Less Reserve for Obsolete Inventory	(27,079)	(126,448)
Total Inventory (net of reserve)	$ 988,623	$ 1,867,241

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS

FASB ASC 105-10 “THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES”

In May 2008, FASB issued ASC 105-10"The Hierarchy of Generally Accepted Accounting Principles" FASB ASC 105-1- identifies the sources of generally accepted accounting principles in the United States. ASC 105-1- is effective sixty days following the SEC's approval of PCAOB amendments to AU

Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". The Company is currently evaluating the potential impact, if any, of the adoption of ASC 105-10 on its financial statements.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

 In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS – CONTINUED

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

 In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS – CONTINUED

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167,

“Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $2,850,806 a net operating loss of $1,051,938, and accumulated deficit of $19,504,352 (excluding other comprehensive loss) at December 31, 2009, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company is reviewing the cost structure and has implemented cost saving measures that have begun to reduce overhead which have included staff reductions and salary adjustments.  The Company is negotiating with its key vendors and is gaining cooperation and concessions.   The Company has introduced our own in house logistic, sales and distributor software system that will reduce computer costs going forward.   New products have been and will continue to be introduced to bolster Distributor recruiting and sales, and management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 13 – SUBSEQUENT EVENTS

The Company borrowed several additional notes from directors as follows:

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$40,000	January 7, 2010	10%	February 20, 2010
$40,000	January 29, 2010	10%	March 15, 2010
$50,000	March 4, 2010	10%	April 30, 2010

A director assign his note of $131,756 on February 10, 2010 to a third party, the third party loaned the Company an additional $100,000 at 10% due on January 31, 2012.

On January 4, 2010 the Company settled on an agreement to pay Plus Publishing a total of $120,000 making twenty four $5,000 monthly payments.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent registered public accounting firm for the past two fiscal years.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•

A material weakness existed as of December 31, 2009 due to adjustments made that were material, alone and in aggregate, related to the gain on sale of assets, unrecorded accruals and expenditures.

•

During the course of the audit certain internal control deficiencies were identified by the auditor that constituted a material adjustment.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Name	Age	Position Held	Term of Director
Ronald Williams	48	Chairman of the Board, President and CEO	From January 2006 until our next annual meeting
George H. Brimhall II	68	Director	From April 2008 until our next annual meeting
John S. Clayton	45	Director	From April 2008 until our next annual meeting
Paul T. Frampton	45	CFO, Secretary and Treasurer

Ronald Williams – Mr. Williams was appointed as our President and CEO in January 2006.  Mr. Williams was an original founder of Whole Living in 1998.  He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002.   He formed and he launched ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a distributor for NuSkin International and learned the trade and business with them.  He then went on to Neways International and became its Vice-president of Sales and Marketing.  Then he served as a Senior Executive at Young Living Essential Oils.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

George H. Brimhall II – Mr. Brimhall was appointed as a Director on April 25, 2008.  Since 1974 he has been self-employed with GNS Development Corporation with a business plan focused on commercial recreational development.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

John S.Clayton – Mr. Clayton was appointed as a Director on April 24, 2008.  Since 2002 he has been self-employed with First Equity Holdings Corp., an investment company.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Paul T. Frampton – In July 2007, our board of directors appointed Mr. Frampton to serve as our Chief Financial Officer and Treasurer.  During 2008 he was appointed as Secretary of the Company. He has over fifteen years of senior management experience, primarily focused in the accounting field for the network marketing industry.  He was employed as a Certified Public Accountant for Grant Thornton for four years and has experience auditing network marketing companies.  From October 2005 through June 2007 he was employed as our Vice President of International Sales.  He has been primarily responsible for the expansion of our operations and sales in Australia, New Zealand, Singapore, Japan and the European Union markets – UK, Germany and the Netherlands.  From May 1994 to September 2005 he was employed by Unicity International, Inc. and one of its predecessor companies, Enrich International, Inc.  He started there as the Director of International Finance and Tax Manager and was promoted to Senior Managing Director of Malaysia/Southeast Asia in 2000, then he was appointed as General Manager of Canada, and he served as Vice President of the America’s.  Mr. Frampton received a Master of Accountancy and a Bachelor of Sciences from Brigham Young University.  He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe that no forms were required to be filed for the year ended December 31, 2009.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  Until we establish a code of ethics, our management intends to continue to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We do not currently have a standing nominating or audit committee; accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald Williams CEO	2009	$ 75,628	$ 269,147 (1)	$ 344,775
	2008	$ 163,750	$ 364,185 (1)	$ 527,935
Paul T. Frampton CFO	2009	$ 109,452	–	$ 109,452
	2008	$ 115,525	–	$ 115,525

(1)  Represent $269,147 from commissions earned through the ForeverGreen Compensation Plan.

(2)  Represent $364,185 from commissions earned through the ForeverGreen Compensation Plan.

We have not entered into any employment contracts with the above named executive officers, except Mr. Frampton.   Mr. Frampton had an employment agreement with ForeverGreen Worldwide, dated March 12, 2007.  Under the agreement Mr. Frampton is an at-will salary employee.  He receives a salary of $128,500 per year and for a period of four years we agreed to grant him 27,536 shares of our common stock for each full year of employment.  In order to receive the share compensation, Mr. Frampton must remain an employee in good standing and ForeverGreen Worldwide must be profitable as a company.  As a result of the profitability requirement, Mr. Frampton has not received shares under the agreement.

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2009.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2009.

Beneficial Owners

The following tables set forth the beneficial ownership of our management.  We are unaware of any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 14,342,141 shares of common stock outstanding as of March 31, 2010.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald Williams	2,149,395	14.98
Paul T. Frampton	20,000	Less than 1%
George H. Brimhall II	6,327,144 (1)	44.11
John S. Clayton	1,574,648 (2)	10.98
All executive officers and directors as a group	10,071,187	70.22

(1)

Represents 1,796,439 shares held by Mr. Brimhall and his spouse, 1,905,965 shares held by GBB Trust and 2,624,740 shares held in a children’s trust.

(2)

Represents 407,022 shares held by Mr. Clayton and 1,167,626 shares held by his company, First Equity Holdings Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged in during the past two fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

MLS Agreements

On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with MLS that provided that MLS would supply ForeverGreen International with processed marine phytoplankton for a term of five years.  Mr. Brimhall, our director and beneficial owner of 44.11% of our voting stock is a 40% member of MLS.  Mr. Clayton, our director and an officer of First Equity Holdings Corp., a holder of 10.98% of our voting stock, is a 60% member of MLS.  Due to 2008 economic downturn the quotas in the agreement were not met and therefore the exclusivity between MLS and ForeverGreen International has ended; however, the relationship continues to be strong and discussions continue as to the nature of a future exclusivity.  We purchased $420,000 of this product in 2008 and we anticipate that we will purchase approximately $800,000 of this product in 2009.

On April 23, 2008, the Company’s wholly-owned subsidiary, ForeverGreen International, LLC, entered into an exclusive sales and marketing agreement with MLS in which ForeverGreen International granted to MLS an exclusive right to market and sell and offer for sale in retail stores throughout the world certain formulas ForeverGreen International owns for personal care products.  MLS agreed to pay thirty-five percent of the ingredient costs of the products to ForeverGreen International within thirty days after the end of each month.  The initial term of the exclusive right is for a five year term, expiring March 31, 2013, with an option to renew for an additional five year term, subject to certain conditions.  During the year ended December 31, 2009 we recognized $0 from this agreement.

Other Related Party Transactions

The Company has entered into a series of transactions with First Equity Holdings Corp. (“First Equity”), major shareholder of the Company.  During the year ended December 31, 2008 the Company borrowed an aggregate of $450,000 at 8% interest from First Equity.  On December 10, 2008, the parties executed a revised promissory note in the amount of $485,000, representing the prior notes, reduced by payments of $115,000 made by ForeverGreen during 2008.  The Company borrowed an additional net amount of $107,500 from First Equity in 2009.  The interest rate under this note is 10%.   At December 31, 2009 the Company owed First Equity $592,500.

During the first quarter of 2010 the Company borrowed an additional $130,000 from First Equity at 10% interest.

The Company also has entered into a series of transactions with our director, John S. Clayton.  During 2008 the Company borrowed an aggregate of $112,500 at 8% and 9% interest from Mr. Clayton.  In a series of transactions starting in January 2009 through June 2009, the Company borrowed an additional $505,000 from Mr. Clayton.  On July 31, 2009, the parties executed a revised promissory note in the amount of $437,478, representing the prior notes from 2008 and 2009 and accrued interest of $14,978.  The consolidated note carries an interest rate if 10% and is due July 31, 2011.  At December 31, 2009 the Company owed Mr. Clayton $437,478.

On June 2, 2008 the Company borrowed $62,500 from our director, George H. Brimhall II, with 9% interest per annum and payable March 31, 2009.  On January 28, 2009, we borrowed an additional $60,000 from Mr. Brimhall at 9% interest, payable on July 31, 2009. On July 31, 2009 the June 2, 2008 note of $62,500 and the January 28, 2009 note of $60,000 were consolidated with accrued interest of $9,256 into a new note of $131,756 at 10% interest payable on July 31, 2011.  At December 31, 2009 we owed Mr. Brimhall $610,000.  On February 10, 2010, Mr. Brimhall assigned the consolidated note totaling $131,756 to a non-related party and this non-related party loaned the Company an additional $100,000 at 10% interest payable on January 31, 2012.

Director Independence

We do not have an independent director, as defined under NASDAQ Stock Market Rule 4200(a)(15), serving on our board.  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

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

	2008	2009
Audit fees	$ 59,685	$ 68,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 21 through 42.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.  Exhibits denoted with an “*” are management contracts or compensatory plans or arrangements.

No.

Description

3.1

Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)

3.2

Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)

10.1

Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)

10.2*

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. WIlliams Ronald K. Williams, President	Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board President Chief Executive Officer	Date: April 15, 2010
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer Treasurer	Date: April 15, 2010
By: /s/ John S. Clayton John S. Clayton Director	Date: April 15, 2010