Form 10-Q
period 2010-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2010-05-17
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [  ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 10, 2010 was 14,342,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

13

Item 1A.  Risk Factors

13

Item 6.  Exhibits

14

Signatures

15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

March 31, 2010 and 2009

(Unaudited)

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets
	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 153,339	$ 256,200
Accounts receivable, net	11,158	13,448
Prepaid expenses and other	103,101	60,458
Inventory	899,932	988,623
Total Current Assets	1,167,530	1,318,729

PROPERTY AND EQUIPMENT, net	432,592	481,426

OTHER ASSETS
Deposits and other assets	89,929	98,898
Trademarks, net of amortization	53,302	54,814
Customer base - net of amortization	577,733	599,130
Goodwill	12,799,081	12,799,081
Total Other Assets	13,520,045	13,551,923

TOTAL ASSETS	$ 15,120,167	$ 15,352,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 56,122	$ 189,822
Accounts payable	1,039,456	1,158,896
Accrued expenses	1,421,028	1,423,467
Due to related parties	114,709	132,209
Banking line of credit	47	100,368
Current portion of long-term debt	3,079	3,079
Notes payable, related parties	1,391,734	1,161,694
Total Current Liabilities	4,026,175	4,169,535

LONG-TERM DEBT
Notes payable	23,512	23,874
Total Long-Term Debt	23,512	23,874
Total Liabilities	4,049,687	4,193,409

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized
10,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,342,141 and 13,992,141
shares respectively issued and outstanding	14,342	14,342
Additional paid-in capital	30,806,345	30,806,346
Prepaid equity expense	(31,395)	(45,807)
Other comprehensive loss	(170,925)	(111,862)
Accumulated deficit	(19,547,887)	(19,504,350)
Total Stockholders' Equity	11,070,480	11,158,669

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,120,167	$ 15,352,078

	The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	March 31,
	2010	2009

REVENUES, net	$ 2,544,481	$ 3,490,597
COST OF SALES, net	1,647,851	2,606,469

GROSS PROFIT	896,630	884,128

OPERATING EXPENSES
Salaries and wages	563,872	821,099
Professional fees	83,716	156,354
General and administrative	175,891	272,641
Depreciation and amortization	81,014	83,743

Total Operating Expenses	904,492	1,333,837

NET OPERATING LOSS	(7,863)	(449,709)

OTHER INCOME (EXPENSE)
Other income and (expense), net	1	20
Interest income (expense), net	(35,674)	(17,828)

Total Other Income (Expense)	(35,673)	(17,808)

Loss from continuing operations before income tax provision	$ (43,536)	$ (467,517)

Income Tax Provision (Benefit)	-	-

NET LOSS	$ (43,536)	$ (467,517)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,040,468	13,992,141

COMPREHENSIVE LOSS
A Summary of the components of other comprehensive (loss) for the fiscal years ended March 31, 2010 and 2009 are as follows:

Net Loss	(43,536)	(467,517)
Other Comprehensive Income Loss	(59,064)	(11,266)
Comprehensive Loss	(102,600)	(478,783)

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation
Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (43,536)	$ (467,517)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	81,416	84,820
Amortization of prepaid expenses (equity)	14,412	8,651
Common stock issued for services rendered	-	-
Gain on sale of property and equipment	-	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Prepaid expenses	(40,483)	(49,347)
Inventory	88,691	1,410
Deposits	6,679	377,315
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(5,684)	(140,521)

Net Cash Used in Operating Activities	101,494	(185,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(206)	(126)
Purchases of property and equipment	(9,465)	-
Net Cash Used in Investing Activities	(9,671)	(126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(265,305)	115,390
Proceeds from revolving bank line of credit	75,000	200,028
Payments on revolving bank line of credit	(174,994)	(200,626)
Payments on notes payable	(322)	(279)
Proceeds from notes payable - Non Related Party	231,756	-
Proceeds from notes payable - Related Parties	130,000	160,000
Payments on notes payable -related parties	(131,756)	(40,000)

Net Cash Provided by Financing Activities	(135,620)	234,513

Effect of Foreign Currency on Cash	(59,063)	(11,266)

NET INCREASE (DECREASE) IN CASH	(102,861)	37,932

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,200	142,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 153,339	$ 180,636

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ 35,675	$ 38,344
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and results of the three month period ended March 31, 2010 and 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 may not be indicative of results that may be expected for the fiscal year ending December 31, 2010.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for March 31, 2010 and 2009 were classified as follows:

	2010	2009
Raw Materials	$ 199,790	$ 839,917
Finished Goods	777,221	743,508
Total Inventory	977,011	1,583,425
Less Reserve for Obsolete Inventory	(77,079)	(93,499)
Total Inventory (net of reserve)	$ 899,932	$ 1,489,926

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  The Company had no common stock equivalents at March 31, 2010 and 2009.

	March 31,
	2010	2009
Income (Loss) (Numerator)	$ (43,536)	$ (467,517)
Weighted Average Shares Outstanding – Basic (Denominator)	14,040,468	13,992,141
Per Share Amount – Basic	$ (0.00	$ (0.03)

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2010 and 2009

NOTE 4 – RELATED PARTIES

The Company borrowed several additional notes from directors as follows:

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$40,000	January 7, 2010	10%	February 20, 2010 Unpaid as of 3/31/10
$40,000	January 29, 2010	10%	March 15, 2010 Unpaid as of 3/31/10
$50,000	March 4, 2010	10%	April 30, 2010

A director assigned his note of $131,756 on February 10, 2010 to a third party, the third party loaned the Company an additional $100,000 at 10% due on January 31, 2012.

On January 4, 2010 the Company settled on an agreement to pay Plus Publishing a total of $120,000 making twenty four $5,000 monthly payments.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period March 31, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

In this report references to “ForeverGreen,” “we,” “us,” “our” and “the Company” refer to ForeverGreen Worldwide Corp. and its subsidiary.

NOTE REGARDING FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

These four brands are now presented to our Members and consumers in a simple business model that supports a simplistic, easily duplicated presentation and value proposal.  The model is called the “ABCs of Your Business.”

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

On March 16, 2010 we introduced a companion commission structure that over-lays and works seamlessly with our Money Tree Commission Plan; it is called the Cash Flow Miracle program.  This program allows for a new or existing Member to participate in the Money Tree Compensation Plan, while at the same time earning accelerated bonuses on the front end by choosing the Cash Flow Miracle program and getting others to do the same.  This program features an accelerated kick-start program of FrequenSea™.  By choosing this optional program, new Members will receive a free ForeverGreen Membership. Once the Member makes an initial purchase of product, he or she will be able to receive bonuses for every two Members they enroll that also purchase product and participate in and maintain a monthly Autoship.  The Cash Flow Miracle program allows for a Member to work their ForeverGreen business as normal, with an additional earning and health incentive that will continue paying as long as the Member promotes this program.

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

During the first quarter of 2010 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.   The Company had to face the challenge associated with the economic downturn that is affecting the lives of so many.   Total revenues declined during the first quarter of 2010, but the Company has taken steps for necessary cost reductions to bring our business back toward profitability.  The cost reductions include staff reductions, salary reductions, cutting back on unnecessary spending, negotiating with our vendors for more feasible repayment plans and continually looking for new and better, yet more cost effective, ways of doing business.  Our management believes the efforts already made are beginning to establish the foundation for success for the months and years to come.

Our major challenge for the next twelve months will be to increase and sustain our field leadership and momentum along with systems capabilities and logistics centers around the world to keep up with the demand for our products and the business opportunity.  Included in this challenge is the need to support our customers and Member satisfaction at a high level. Overcoming current business challenges will require a motivated and trained field leadership team and additional skilled corporate personnel, and manufacturing and shipping facilities.  Management believes that the new Hybrid compensation plan using two-leg binary properties supported with the Cash Flow Miracle program coupled with great product will be the catalyst to create enthusiasm and growth.  Management will continue to surround themselves with key experienced personnel and vendors while finding and motivating distributor leaders, as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers as necessary.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to become profitable in a foreign country.

Liquidity and Capital Resources

During the first quarter of 2010, we were challenged by the continuing downturn in the global economy.  At March 31, 2010, cash decreased slightly to $153,339, but we recorded a net loss of $43,536 for the three month period ended March 31, 2010.  We also had negative working capital of $2,858,645 at March 31, 2010.  Our net loss was minimized through effective management of our resources and cost reductions through financial and operational efficiencies.  However, the losses and negative working capital raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the first quarter of 2010 we relied on our revenues to fund operations along with a line of credit of $100,000 which is secured with the guarantee of two stockholders.  We also borrowed an additional $230,000 from a director and a new third party lender throughout the quarter to increase our working capital needed for operations.  We are currently looking forward to and investing in ForeverGreen’s Cash Flow Miracle program and the growth in our foreign markets.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

ForeverGreen has two building leases for office, production warehouse space in Orem, Utah.  We are currently on a month to month lease for our office space at a monthly rent of $8,441.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative and warehouse and production needs.  ForeverGreen also leases office space in Singapore on a short-term lease for approximately $4,000 per month ending April 2010. This lease will not be renewed, but we will support Singapore via a third party logistics location.

Our total current liabilities decreased by $143,360 to $4,026,175 at March 31, 2010 compared to $4,169,535 at December 31, 2009.  This amount reflects the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable, including the $230,000 increase in short-term notes payable due to additional loans.  We continue to negotiate with our vendors to find ways to meet our obligations while continuing to provide outstanding service to our distributors.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide at March 31, 2010 and 2009.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Year ended Dec. 31, 2009	Quarter ended Mar. 31, 2010
Cash and cash equivalents	$ 256,200	$ 153,339
Total current assets	1,318,729	1,167,530
Total assets	15,352,078	15,120,167
Total current liabilities	4,169,535	4,026,175
Long-term debt	23,874	23,512
Total liabilities	4,193,409	4,049,687
Accumulated deficit	(19,504,350)	(19,547,887)
Total stockholders’ equity	$ 11,158,669	$ 11,070,480
SUMMARY OF OPERATING RESULTS	Quarter ended Mar. 31, 2009	Quarter ended Mar. 31, 2010
Revenues, net	$ 3,490,597	$ 2,544,481
Cost of sales	2,606,469	1,647,851
Gross profit	884,128	896,630
Total operating expenses	1,333,837	904,492
Net income (loss) from continuing operations	(449,709)	(7,863)
Total other income (expense)	(17,808)	(35,673)
Net earnings (loss)	(467,517)	(43,536)
Net earnings (loss) per share (basic)	$ (0.03)	$ (0.00)

At March 31, 2010 our total assets decreased primarily because we have reduced our inventory levels to more appropriate levels.  The Company is trying to use a “just-in-time” approach for inventory to improve our inventory management and cash utilization and turn inventory into cash.

Our total liabilities decreased at March 31, 2010 compared to December 31, 2009.  The decrease in the total liabilities was the result of a decreased bank overdraft, decreased accounts payable, and paying down our line of credit.

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales; however, in the first quarter of 2010 our returns increased to just under 1.3% of sales.  Sales for the three month period ended March 31, 2010 decreased in comparison to the three month period ended March 31, 2009  Management anticipates that sales will increase over the long term as we increase our market size with the introduction of our business into foreign markets, specifically markets in South America.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales were approximately 65% of sales for the quarter ended March 31, 2010 as compared to 74% for the quarter ended March 31, 2009. The majority of this difference is due to improved costs on shipping and handling, product costs and a normalized commission plan.

Total operating expenses decreased significantly for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009.  The decrease in operating expenses is attributable primarily to reductions in general and administrative expense and in salaries and wages related to reductions in personnel and wage adjustments.

Total other expense increased for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2010 as a result of increased interest expense on loans.

Despite our reduction of operating expenses, we recorded a net loss and net loss per share for the 2010 and 2009 first quarters.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Not applicable to smaller reporting companies.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.5

Form of Promissory Note

*   Exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: May 14, 2010
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: May 14, 2010

15