Form 10-Q
period 2010-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2010-08-12
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of July 28, 2010 was 14,342,141.

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

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

13

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

13

Item 6.  Exhibits

14

Signatures

15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

June 30, 2010 and 2009

(Unaudited)

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 28,743	$ 256,200
Accounts Receivable, net	25,087	13,448
Prepaid expenses and other	5,556	60,458
Inventory	944,408	988,623
Total Current Assets	1,003,794	1,318,729
PROPERTY AND EQUIPMENT, net	377,409	481,426
OTHER ASSETS
Deposits and other assets	110,621	98,898
Trademarks, net of amortization	52,384	54,814
Customer base - net of amortization	556,335	599,130
Goodwill	12,799,081	12,799,081
Total Other Assets	13,518,421	13,551,923

TOTAL ASSETS	$ 14,899,624	$ 15,352,078

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 81,351	$ 189,822
Accounts payable	776,632	1,158,896
Accrued expenses	1,376,108	1,423,467
Due to related parties	114,709	132,209
Banking line of credit	100,022	100,368
Current portion of long-term debt	3,079	3,079
Notes payable, related parties	1,159,978	1,161,694
Notes payable, unrelated parties	231,756	--
Total Current Liabilities	3,843,635	4,169,535
LONG-TERM DEBT
Notes payable	23,512	23,874
Total Long-Term Debt	23,512	23,874
Total Liabilities	3,867,146	4,193,409
COMMITMENTS
STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 14,342,141 and 14,342,141 shares respectively issued and outstanding	14,342	14,342
Additional paid-in capital	30,806,345	30,806,346
Prepaid equity expense	(15,260)	(45,807)
Other comprehensive loss	(129,641)	(111,862)
Accumulated deficit	(19,643,309)	(19,504,350)
Total Stockholders' Equity	11,032,477	11,158,669

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 14,899,624	$ 15,352,078

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation

Consolidated Statements Of Operations And Comprehensive Loss

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES, net	$ 2,423,082	$ 3,330,979	$ 4,967,563	$ 6,821,576
COST OF SALES, net	1,680,972	2,224,937	3,328,525	4,831,406

GROSS PROFIT	742,110	1,106,042	1,639,038	1,990,170

OPERATING EXPENSES
Salaries and wages	435,544	718,739	999,416	1,539,838
Professional fees	120,240	143,052	204,255	299,406
General and administrative	161,526	276,445	337,416	549,086
Depreciation and amortization	79,693	83,511	160,707	167,254
Total Operating Expenses	797,003	1,221,747	1,701,794	2,555,584

NET OPERATING LOSS	(54,893)	(115,705)	(62,756)	(565,414)

OTHER INCOME (EXPENSE)
Other Income and (expense), net	-	25	-	45
Interest income (expense), net	(40,534)	(26,800)	(76,203)	(44,628)
Total Other Income (Expense)	(40,534)	(26,775)	(76,203)	(44,583)

Loss from continuing operations before income tax provision	(95,427)	(142,480)	(138,959)	(609,997)
Income Tax Provision (Benefit)	-	-	-	-

NET LOSS	$ (95,427)	$ (142,480)	$ (138,959)	$ (609,997)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,002,107	13,992,141	14,002,107	13,992,141

COMPREHENSIVE LOSS

A Summary of the components of other comprehensive (loss) for the fiscal years ended June 30, 2010 and 2009 are as follows:

Net Loss	(95,427)	(142,480)	(138,959)	(609,997)
Other Comprehensive Income Loss	(6,513)	(40,949)	(17,779)	(52,215)
Comprehensive Loss	(101,940)	(183,429)	(156,738)	(662,212)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (138,959)	$ (609,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	160,895	167,255
Amortization of prepaid expenses (equity)	30,547	17,302
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Prepaid expenses	29,205	(37,289)
Inventory	44,215	454,351
Deposits	(85)	2,343
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(338,655)	(501,964)

Net Cash Used in Operating Activities	(212,837)	(507,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(435)	(840)
Purchases of property and equipment	(11,217)	(299)

Net Cash Used in Investing Activities	(11,652)	(1,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(214,521)	203,088
Proceeds from revolving bank line of credit	174,648	400,237
Payments on revolving bank line of credit	(174,994)	(400,000)
Payments on notes payable	(322)	(458)
Proceeds from notes payable - Non Related Party	231,756	-
Proceeds from notes payable - Related Parties	130,000	585,000
Payments on notes payable -related parties	(131,756)	(165,000)

Net Cash Provided by Financing Activities	14,811	622,867

Effect of Foreign Currency on Cash	(17,779)	(52,773)

NET INCREASE (DECREASE) IN CASH	(227,457)	60,957
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,200	142,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 28,743	$ 203,661

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows (Continued)
	For the
	Year Ended
	June 30,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 76,208	$ (44,627)
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and results of the three month period ended June 30, 2010 and 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010 may not be indicative of results that may be expected for the fiscal year ending December 31, 2010.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for June 30, 2010 and 2009 were classified as follows:

	2010	2009
Raw Materials	$ 313,035	$ 763,215
Finished Goods	708,452	687,308
Total Inventory	1,021,487	1,450,523
Less Reserve for Obsolete Inventory	(77,079)	(37,633)
Total Inventory (net of reserve)	$ 944.408	$ 1,412,890

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  The Company had no common stock equivalents at June 30, 2010 and 2009.

	June 30,
	2010	2009
Income (Loss) (Numerator)	$ (138,959)	$ (609,977)
Weighted Average Shares Outstanding – Basic (Denominator)	14,002,107	13,992,141
Per Share Amount – Basic	$ (0.01)	$ (0.04)

NOTE 4 – SUBSEQUENT EVENTS

On July 27, 2010 the Company began a new compensation plan called “The People’s Plan.”  This plan works in harmony with the Cash Flow Miracle plan that was introduced in March 2010.  The Cash Flow Miracle Plan will continue to pay weekly commissions, while The People’s Plan will pay commissions on a monthly basis.  Please see the Executive Overview for more details.

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

In July 2010 the Company introduced a new product called “Pure.” It is a two ounce concentrate of our unique marine phytoplankton and ionic minerals and it has little to no flavor and can be added to any food, drink or ForeverGreen product, or it can be taken by itself.

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

During the first and second quarters of 2010 we relied on the ForeverGreen Money Tree Commission Plan for payment of commissions to members.  A Member could earn retail profits and extra bonuses for a new enrollee’s first purchase and a Member’s small leg organization’s purchases.  Bonuses were also paid from pools to Members based upon their rank in our plan.  Commissions were paid out weekly under the ForeverGreen Money Tree Commission Plan.

In response to ForeverGreen’s distributor leadership and the current economic conditions, ForeverGreen introduced a new compensation plan: “The People’s Plan” which started on July 27, 2010.  In anticipation of this new plan, on March 16, 2010, we introduced a companion commission structure, called the Cash Flow Miracle program, which worked seamlessly with the Money Tree Commission Plan as well as the People’s Plan.  This program allowed for a new or existing Member to participate in the Money Tree Compensation Plan, while at the same time earning accelerated bonuses on the front end by choosing the Cash Flow Miracle program and getting others to do the same.  This program features an accelerated kick-start program of FrequenSea™.  By choosing this optional program, new Members will receive a free ForeverGreen Membership. Once the Member makes an initial purchase of product, he or she will be able to receive bonuses for every two Members they enroll that also purchase product and participate in and maintain a monthly Autoship.  The Cash Flow Miracle program allows for a Member to work their ForeverGreen business as normal, with an additional earning and health incentive that will continue paying as long as the Member promotes this program.

The People’s Plan is very simple to learn, which in turn means it is simple to teach and duplicate with our current Members and new Members. Part of the simplicity of the new People’s Plan is it incorporates the People’s Pack, which includes our newly introduced product “Pure.”  The purchase of this pack by our Members allows each Member to maximize earnings via retail market up, commissions and bonuses available as they and their downline organization also purchase and resale the People’s Pack or any other ForeverGreen product.  Starting in August 2010 Members will be paid weekly via the CashFlow Miracle Plan and monthly via the People’s Plan.

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

During the first quarter of 2010 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.   The Company had to face the challenge associated with the economic downturn that is affecting the lives of so many.   Total revenues declined during the first and second quarters of 2010, but the Company has taken steps for necessary cost reductions to bring our business back toward profitability.  The cost reductions include staff reductions, salary reductions, cutting back on unnecessary spending, negotiating with our vendors for more feasible repayment plans and continually looking for new and better, yet more cost effective, ways of doing business.  Our management believes the efforts already made are beginning to establish the foundation for success for the months and years to come.

Our major challenge for the next twelve months will be to increase and sustain our field leadership and momentum along with systems capabilities and logistics centers around the world to keep up with the demand for our products and our business opportunity.  Included in this challenge is the need to support our customers and keep Member satisfaction at a high level. Overcoming current business challenges will require a motivated and trained field leadership team and additional skilled corporate personnel, and manufacturing and shipping facilities.  Management believes that the new simple to understand and teach People’s Plan with the Cash Flow Miracle program coupled with great product will be the catalyst to create enthusiasm and growth.  Management will continue to surround themselves with key experienced personnel and vendors, while finding and motivating distributor leaders, as well as evaluating expenses related to operating activities, especially production and order fulfillment, in order to make adjustments to improve profitability.

We are expanding our markets and we anticipate expanding our domestic and international logistics centers as necessary.  The rewards may include increased sales and diversified market incomes.  International expansion is very expensive and key Members and vendors are required to experience rapid growth to become profitable in a foreign country.

Liquidity and Capital Resources

During the six month period ended June 30, 2010 (“2010 six month period), we were challenged by the continuing downturn in the global economy.  At June 30, 2010, cash decreased to $28,743, but we recorded a net loss of $138,959 for the 2010 six month period ended and a net loss of $95,427 for the three month period ended June 30, 2010 (“2010 second quarter”).  We also had negative working capital of $2,839,841 at June 30, 2010.  Our net loss was minimized through effective management of our resources and cost reductions through financial and operational efficiencies.  However, the losses and negative working capital raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the 2010 second quarter we relied on our revenues to fund operations along with a line of credit of $100,000 which is secured with the guarantee of two stockholders.  We are currently looking forward to and investing in ForeverGreen’s Cash Flow Miracle program and the growth in our foreign markets.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

ForeverGreen has two building leases for office, production warehouse space in Orem, Utah.  We are currently on a month to month lease for our office space at a monthly rent of $8,441.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.  ForeverGreen also leased office space in Singapore on a short-term lease ending April 2010 for approximately $4,000 per month. This lease was not renewed, but we intend to support Singapore through a third party logistics location.

Our total current liabilities at June 30, 2010 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable. We continue to negotiate with our vendors to find ways to meet our obligations while continuing to provide outstanding service to our distributors.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide at June 30, 2010 and 2009.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Year ended Dec. 31, 2009	Six month period ended June 30, 2010
Cash and cash equivalents	$ 256,200	$ 28,743
Total current assets	1,318,729	1,003,794
Total assets	15,352,078	14,899,624
Total current liabilities	4,169,535	3,843,635
Long-term debt	23,874	23,512
Total liabilities	4,193,409	3,867,147
Accumulated deficit	(19,504,350)	(19,643,309)
Total stockholders’ equity	$ 11,158,669	$ 11,032,477

At June 30, 2010 our total assets decreased primarily because we have reduced our inventory levels to more appropriate levels.  The Company is trying to use a “just-in-time” approach for inventory to improve our inventory management and cash utilization and turn inventory into cash.

Our total liabilities decreased at June 30, 2010 compared to December 31, 2009.  The decrease in the total liabilities was the result of a decreased bank overdraft and decreased accounts payable.

[Chart follows]

SUMMARY OF OPERATING RESULTS
	Three month period ended June 30		Six month period ended June 30
	2010	2009	2010	2009
Revenues, net	$ 2,423,082	$ 3,330,979	$ 4,967,563	$ 6,821,576
Cost of sales	1,680,972	2,224,937	3,328,525	4,831,406
Gross profit	742,110	1,106,042	1,639,038	1,990,170
Total operating expenses	797,003	1,221,747	1,701,794	2,555,584
Net income (loss) from continuing operations	(54,893)	(115,705)	(62,756)	(565,414)
Total other income (expense)	(40,534)	(26,775)	(76,203)	(44,583)
Net earnings (loss)	(95,427)	(142,480)	(138,959)	(609,997)
Net earnings (loss) per share (basic)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales; however, in the second quarter of 2010 our returns increased to just under 1.3% of sales.  Sales for the 2010 six month period decreased in comparison to the 2009 six month period.  Sales also decreased in the 2010 second quarter as compared to the 2009 second quarter.  Management anticipates that sales will increase over the long term as we increase our market size with the introduction of our business into foreign markets, specifically markets in Japan and South America.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 67.01 % of sales for the 2010 six month period as compared to 70.83% for the 2009 six month period.  The majority of this difference is due to improved costs on shipping and handling, product costs and a normalized commission plan.

Total operating expenses decreased significantly for the 2010 six month period compared to the 2009 six month period.  The decrease in operating expenses is attributable primarily to reductions in general and administrative expense and in salaries and wages related to reductions in personnel and wage adjustments.

Total other expense increased for the 2010 three and six month periods compared to the 2009 three and six month periods as a result of increased interest expense on loans.

Despite our reduction of operating expenses, we recorded a net loss and net loss per share for the three month period and six month period ended June 30, 2010 and 2009.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)

10.3

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.4

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

10.5

Form of Promissory Note (Incorporated by reference to exhibit 10.5 of Form 10-Q filed May 17, 2010)

*   Exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: August 10, 2010
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: August 10, 2010

15