Form 10-Q
period 2010-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2010-11-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2010 was 14,342,141.

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

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

14

Item 6.  Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

September 30, 2010 and 2009

(Unaudited)

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 56,603	$ 256,200
Accounts Receivable, net	79,131	13,448
Prepaid expenses and other	54,550	60,458
Inventory	937,166	988,623
Total Current Assets	1,127,450	1,318,729
PROPERTY AND EQUIPMENT, net	326,213	481,426
OTHER ASSETS
Deposits and other assets	86,646	98,898
Trademarks, net of amortization	50,665	54,814
Customer base - net of amortization	534,938	599,130
Goodwill	12,799,081	12,799,081
Total Other Assets	13,471,330	13,551,923

TOTAL ASSETS	$ 14,924,993	$ 15,352,078

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 43,874	$ 189,822
Accounts payable	1,028,221	1,158,896
Accrued expenses	1,337,212	1,423,467
Due to related parties	94,529	132,209
Banking line of credit	97,624	100,368
Current portion of long-term debt	3,079	3,079
Notes payable, related parties	1,159,978	1,161,694
Notes payable, unrelated parties	231,756	--
Total Current Liabilities	3,996,273	4,169,535
LONG-TERM DEBT
Notes payable	23,512	23,874
Total Long-Term Debt	23,512	23,874
Total Liabilities	4,019,785	4,193,409

COMMITMENTS	--	--
STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 14,342,141 and 14,342,141 shares respectively issued and outstanding	14,342	14,342
Additional paid-in capital	30,806,346	30,806,346
Prepaid equity expense	(4,001)	(45,807)
Other comprehensive loss	(178,400)	(111,862)
Accumulated deficit	(19,733,080)	(19,504,350)
Total Stockholders' Equity	10,905,207	11,158,669

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 14,924,993	$ 15,352,078

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES, net	$ 2,638,966	$ 2,604,303	$ 7,616,045	$ 9,425,879
COST OF SALES, net	1,854,134	2,128,228	5,205,223	6,959,635

GROSS PROFIT	784,832	476,075	2,410,822	2,466,244

OPERATING EXPENSES
Salaries and wages	509,134	618,127	1,508,550	2,157,966
Professional fees	73,978	110,704	278,232	410,110
General and administrative	153,746	242,815	491,162	791,900
Depreciation and amortization	77,985	83,076	238,692	250,331
Total Operating Expenses	814,843	1,054,722	2,516,637	3,610,307

NET OPERATING LOSS	(30,011)	(578,647)	(105,815)	(1,144,063)

OTHER INCOME (EXPENSE)
Other Income and (expense), net	-	8,000	-	8,045
Interest income (expense), net	(46,707)	(28,916)	(122,915)	(73,544)
Total Other Income (Expense)	(46,707)	(20,916)	(122,915)	(65,499)

Loss from continuing operations before income tax provision	$ (76,718)	$ (599,563)	$ (228,730)	$ (1,209,562)
Income Tax Provision (Benefit)	-	-	-	-

NET LOSS	$ (76,718)	$ (599,563)	$ (228,730)	$ (1,209,562)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.04)	$ (0.02)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,342,141	14,029,178	14,342,141	14,029,178

COMPREHENSIVE LOSS

A Summary of the components of other comprehensive (loss) for the fiscal years ended September 30, 2010 and 2009 are as follows:

Net Loss	(76,718)	(599,563)	(228,730)	(1,209,562)
Other Comprehensive Income Loss	(55,272)	(40,949)	(66,538)	(33,678)
Comprehensive Loss	(131,990)	(640,512)	(295,268)	(1,243,240)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (228,730)	$ (1,209,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	242,133	250,331
Amortization of prepaid expenses (equity)	41,806	(11,450)
Changes in operating assets and liabilities:
Accounts receivable	79,131	-
(Increase) decrease in operating assets
Prepaid expenses	(48,747)	37,808
Inventory	51,457	879,581
Deposits	(1,196)	24,395
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(108,665)	(832,321)

Net Cash Used in Operating Activities	27,189	(820,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(435)	(1,102)
Purchases of property and equipment	(18,142)	(5,884)

Net Cash Used in Investing Activities	(18,577)	(6,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(289,412)	504,324
Proceeds from revolving bank line of credit	174,648	660,639
Payments on revolving bank line of credit	(229,994)	(660,712)
Payments on notes payable	(26,913)	(881)
Proceeds from notes payable - non related party	231,756	-
Proceeds from notes payable - related parties	130,000	734,234
Payments on notes payable - related parties	(131,756)	(165,000)

Net Cash Provided by Financing Activities	(141,671)	1,072,604

Effect of Foreign Currency on Cash	(66,538)	(28,375)

NET INCREASE (DECREASE) IN CASH	(199,597)	216,903
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,200	142,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 56,603	$ 359,607

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation
Statements of Cash Flows (Continued)
	For the
	Year Ended
	September 30,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 122,915	$ (73,544)
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and results of the three month period ended September 30, 2010 and 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010 may not be indicative of results that may be expected for the fiscal year ending December 31, 2010.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for September 30, 2010 and 2009 were classified as follows:

	2010	2009
Raw Materials	$ 235,254	$ 351,255
Finished Goods	778,991	663,484
Total Inventory	1,014,245	1,014,739
Less Reserve for Obsolete Inventory	(77,079)	(27,079)
Total Inventory (net of reserve)	$ 937,166	$ 987,660

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  The Company had no common stock equivalents at September 30, 2010 and 2009.

	September 30,
	2010	2009
Income (Loss) (Numerator)	$ (228,730)	$ (1,209,562)
Weighted Average Shares Outstanding – Basic (Denominator)	14,002,107	14,029,178
Per Share Amount – Basic	$ (0.02)	$ (0.09)

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2010 and 2009

NOTE 4 – SUBSEQUENT EVENTS

The company borrowed two additional notes from directors as follows:

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 45,000	October 7, 2010	10%	September 30, 2012
$ 30,000	October 7, 2010	10%	September 30, 2012

The Company has evaluated subsequent events for the period September 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period other than those noted above, that required recognition or disclosure in its financial statements.

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

During the first six months of 2010 we relied on the ForeverGreen Money Tree Commission Plan for payment of commissions to members.  A Member could earn retail profits and extra bonuses for a new enrollee’s first purchase and a Member’s small leg organization’s purchases.  Bonuses were also paid from pools to Members based upon their rank in our plan.  Commissions were paid out weekly under the ForeverGreen Money Tree Commission Plan.

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

The People’s Plan is very simple to learn, which in turn means it is simple to teach and duplicate with our current Members and new Members. Part of the simplicity of the new People’s Plan is it incorporates the People’s Pack, which includes our newly introduced product “Pure.”  The purchase of this pack by our Members allows each Member to maximize earnings via retail market up, commissions and bonuses available as they and their downline organization also purchase and resale the People’s Pack or any other ForeverGreen product.  Starting in August 2010 Members were paid weekly via the CashFlow Miracle Plan and monthly via the People’s Plan.

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

During the nine month period of 2010 ForeverGreen continued to be active in building sales throughout the world and also working to reduce costs.   The Company had to face the challenge associated with the economic downturn that is affecting the lives of so many.   Total revenues declined during the nine month period of 2010, but the Company has taken steps for necessary cost reductions to bring our business back toward profitability.  The cost reductions include staff reductions, salary reductions, cutting back on unnecessary spending, negotiating with our vendors for more feasible repayment plans and continually looking for new and better, yet more cost effective, ways of doing business.  Our management believes the efforts already made are beginning to establish the foundation for success for the months and years to come.

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

Liquidity and Capital Resources

During the nine month period ended September 30, 2010 (“2010 nine month period”), we were challenged by the continuing downturn in the global economy.  At September 30, 2010, cash decreased to $56,603, we recorded a net loss of $228,730 for the 2010 nine month period and a net loss of $76,718 for the three month period ended September 30, 2010 (“2010 third quarter”).  We also had negative working capital of $2,868,824 at September 30, 2010.  Our net loss was minimized through effective management of our resources and cost reductions through financial and operational efficiencies.  However, the losses and negative working capital raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and reduce expenses, improving profitability and the liquidity of ForeverGreen.

During the 2010 nine month period we relied on our revenues to fund operations along with a line of credit of $100,000, which is secured with the guarantee of two stockholders, and loans from related and third parties.  We are currently looking forward to and investing in the growth in our foreign markets.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

ForeverGreen has two building leases for office, production warehouse space in Orem, Utah.  We are currently on a month to month lease for our office space at a monthly rent of $1,500.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.  ForeverGreen also leased office space in Singapore on a short-term lease ending April 2010 for approximately $4,000 per month. This lease was not renewed, but we intend to support Singapore through a third party logistics location.

Our total current liabilities at September 30, 2010 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable.   Our accounts payable of $1,028,221 are primarily related to vendor purchases.  Our accrued expenses of $1,337,212 are related to commissions payable, sales tax payable, foreign GST and VAT taxes payable, interest payable and payroll taxes payable.  We also carry notes payable of $1,391,734 related to loans from related parties as well as third parties.  These notes carry 10% interest and have due dates through January 31, 2012. (See exhibit 10.5)

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide at September 30, 2010 and 2009.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Year ended December 31, 2009	Nine month period ended September 30, 2010
Cash and cash equivalents	$ 256,200	$ 56,603
Total current assets	1,318,729	1,127,450
Total assets	15,352,078	14,924,993
Total current liabilities	4,169,535	3,996,273
Long-term debt	23,874	23,512
Total liabilities	4,193,409	4,019,785
Accumulated deficit	(19,504,350)	(19,733,080)
Total stockholders’ equity	$ 11,158,669	$ 10,905,207

 At September 30, 2010 our total assets decreased primarily due to a decrease in cash and a reduction of inventory levels to more appropriate levels.  The Company is trying to use a “just-in-time” approach for inventory to improve our inventory management and cash utilization and turn inventory into cash.

Our total liabilities decreased 4% at September 30, 2010 compared to December 31, 2009 primarily due to a decreased bank overdraft and decreased accounts payable.

SUMMARY OF OPERATING RESULTS
	Three month period ended September 30		Nine month period ended September 30
	2010	2009	2010	2009
Revenues, net	$ 2,638,966	$ 2,604,303	$ 7,616,045	$ 9,425,879
Cost of sales	1,854,134	2,128,228	5,205,223	6,959,635
Gross profit	784,832	476,075	2,410,822	2,466,244
Total operating expenses	814,843	1,054,722	2,516,637	3,610,307
Net income (loss) from continuing operations	(30,011)	(578,647)	(105,815)	(1,144,063)
Total other income (expense)	(46,707)	(20,916)	(122,915)	(65,499)
Net earnings (loss)	(76,718)	(599,563)	(228,730)	(1,209,562)
Net earnings (loss) per share (basic)	$ (0.01)	$ (0.04)	$ (0.02)	$ (0.09)

Our source of revenue is from the sale of various food and other natural products and we recognize revenue upon shipment of a sales order.  Sales are net of returns in the third quarter of 2010 our returns increased to just over 1.5% of sales.  Sales for the 2010 nine month period decreased in comparison to the 2009 nine month period.  Sales increase slightly in the 2010 third quarter as compared to the 2009 third quarter.  Management anticipates that sales will increase over the long term as we increase our market size with the introduction of our business into foreign markets, specifically markets in Japan and South America.

Cost of sales consists primarily of the cost of procuring and packaging products, sales commissions paid to our Members, the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 68 % of sales for the 2010 nine month period as compared to 73% for the 2009 nine month period.  The majority of this difference is due to improved costs on shipping and handling, product costs and a normalized commission plan.

Total operating expenses decreased significantly for the 2010 periods compared to the 2009 periods.  The decrease in operating expenses is attributable primarily to reductions in general and administrative expense and in salaries and wages related to reductions in personnel and wage adjustments.

Total other expense increased for the 2010 periods compared to the 2009   periods as a result of increased interest expense on loans.

Despite our reduction of operating expenses, we recorded a net loss and net loss per share for both the 2010 third quarter and nine month period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: November 15, 2010
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: November 15, 2010

16