Form 10-K/A
period 2009-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2011-05-02
CIK 1091983

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

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

3

Item 8.  Financial Statements and Supplementary Data

7

PART IV

Item 15.  Exhibits, Financial Statement Schedules

30

Signatures

31

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this annual report for the year ended December 31, 2009 to recognize an impairment of goodwill for the year ended December 31, 2009.  Other than the changes resulting from that impairment, the disclosures in this amended report are as of the initial filing date of April 15, 2010 and this report does not include subsequent events.

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

Liquidity and Capital Resources

At December 31, 2009 we had cash of $256,200, with a working capital deficit of $3,038,535.  We recorded revenues of $12,090,051 for 2009, but recorded a net loss of $7,116,675 of which $5,777,627 was a non-cash write off of goodwill (See “Critical Accounting Estimates,” below).  During 2009 we financed our operations with revenues, proceeds from bank loans and loans from related parties totaling $685,000.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.  However, management has reduced our operating costs by reducing overhead and staff, and we have made salary adjustments.  Management is also negotiating with our key vendors to reduce costs.  During 2009 we have introduced new logistic, sales and distribution software that will reduce computer costs going forward.   New products have been and will continue to be introduced to bolster Member recruiting and product sales.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs; however, we cannot guarantee that we will be able to return to profitability in the short term.

Our total assets decreased to $9,386,722 at December 31, 2009 compared to $16,458,803 at December 31, 2008. The decrease is primarily due to an impairment of goodwill of $5,777,627 (See “Critical Accounting Estimates,” below).

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

	Year ended December 31
	2008	2009
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 142,704	$ 256,200
Total current assets	2,095,907	1,131,000
Total assets	16,458,803	9,386,722
Total current liabilities	4,069,845	4,169,535
Long-term debt	26,179	23,874
Total liabilities	4,096,024	4,193,409
Accumulated deficit	(18,353,031)	(25,469,706)
Total stockholders’ equity	$ 12,362,779	$ 5,193,313

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 21,749,773	$ 12,090,051
Cost of sales	16,406,581	8,586,553
Gross profit	5,343,192	3,503,498
Total operating expenses	6,391,493	10,520,792
Net operating loss	(1,048,301)	(7,017,675)
Total other income (expense)	(24,201)	(99,381)
Income tax provision (benefit)	–	–
Net earnings (loss)	$ (1,072,502)	$ (7,116,675)
Net earnings (loss) per share (basic)	$ (0.08)	$ (0.51)

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

Cost of sales consists primarily of sales commissions paid to our Members, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 71.0% of revenues for 2009 compared to 75.4% of revenues for 2008.  Sales commissions are paid to several levels of Members on each product sold.  Sales commissions are paid to Members on a monthly basis based upon personal and group sales volume.  Additional bonuses are paid weekly to Members.  The overall payout average for sales commissions decreased by approximately 5% for 2009 compared to 2008.  The decrease is attributed to two key factors: special promotions were introduced in the fourth quarter of 2008 to manage the economic downturn and move additional inventory; plus additional payments were made in a transitional phase in the first quarter of 2008 as the plan was adjusted and enhanced.  Freight cost decreased approximately 0.6% as price adjustments were made in 2009 to correct for the fuel and transportation cost increased by our carriers that occurred in 2008.

Total operating expenses increased for 2009 compared to 2008 by $4,129,299 primarily as the result of recognizing a $5,777,627 impairment of goodwill for 2009.  General and administrative expenses decreased by $704,788 as management reduced its marketing, travel, and administrative expenses like supplies, insurance, and telephone costs.

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

As a result of decreased revenues and a worldwide economic downturn in 2009, combined with a recognition of impairment of goodwill, we recorded a net loss for 2009 of $7,116,675 and a net loss per share of $0.51, as compared to a net loss of $1,072,502 in 2008 and $0.08 net loss per share.

Off-balance Sheet Arrangements

None.

Critical Accounting Estimates

Intangible Assets.  We account for our investments in our subsidiaries using the purchase method of accounting.  The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets.  We rely on an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  We amortize identifiable intangible assets over their useful life unless that life is determined to be indefinite.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.

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

Goodwill - Goodwill is assessed annually for impairment by comparing the fair values of the Company to its carrying amount, including goodwill.  In testing for a potential impairment of goodwill, the estimated fair value of the Company is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary.  If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value.

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as customer lists and proprietary formulas. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  For the year ended December 2009 we recognized a $5,777,627 impairment of goodwill.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

INDEX

Report of Independent Registered Public Accounting Firm

8

Consolidated Balance Sheets

9

Consolidated Statements of Operations and Comprehensive Income

10

Consolidated Statements of Stockholders’ Equity

11

Consolidated Statements of Cash Flows

12-13

Notes to the Consolidated Financial Statements

14-28

MORRILL & ASSOCIATES, LLC

CERTIFIED PUBLIC ACCOUNTANTS

563 WEST 500 SOUTH, SUITE 425

BOUNTIFUL, UTAH 84010

801-292-8756 PHONE; 801-292-3558 FAX

_________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ForeverGreen Worldwide Corp.

Orem, Utah

We have audited the accompanying consolidated balance sheet of ForeverGreen Worldwide Corp. as of December 31, 2009 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ForeverGreen Worldwide Corp. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has a working capital deficit, continued operating losses, and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14, the accompanying consolidated financial statements have been restated.

/s/ Morrill & Associates

Morrill & Associates, LLC

Bountiful, Utah

April 29, 2011

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2009	2008
	(Restated)	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 256,200	$ 142,704
Accounts receivable, net	13,448	-
Prepaid expenses and other	60,458	85,962
Inventory	800,894	1,867,241
Total Current Assets	1,131,000	2,095,907

PROPERTY AND EQUIPMENT, net	481,426	719,058

OTHER ASSETS
Deposits and other assets	98,898	99,486
Trademarks, net of amortization	54,814	60,551
Customer base - net of amortization	599,130	684,720
Goodwill	7,021,454	12,799,081
Total Other Assets	7,774,296	13,643,838

TOTAL ASSETS	$ 9,386,722	$ 16,458,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 189,822	$ 238,475
Accounts payable	1,158,896	1,859,151
Accrued expenses	1,423,467	1,260,605
Due to related parties	132,209	-
Banking line of credit	100,368	100,000
Current portion of long-term debt	3,079	1,614
Notes payable, related parties	1,161,694	610,000
Total Current Liabilities	4,169,535	4,069,845

LONG-TERM DEBT
Notes payable	23,874	26,179
Total Long-Term Debt	23,874	26,179

Total Liabilities	4,193,409	4,096,024

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000
shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,342,141 and 13,992,141
shares respectively issued and outstanding	14,342	13,992
Additional paid-in capital	30,806,346	30,742,153
Prepaid equity expense	(45,807)	(19,245)
Other comprehensive loss	(111,862)	(21,090)
Accumulated deficit	(25,469,706)	(18,353,031)
Total Stockholders' Equity	5,193,313	12,362,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,386,722	$ 16,458,803

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2009	2008
	(Restated)	(Unaudited)

REVENUES, net	$ 12,090,051	$ 21,749,773
COST OF SALES, net	8,586,553	16,406,581

GROSS PROFIT	3,503,498	5,343,192

OPERATING EXPENSES
Salaries and wages	2,755,117	3,648,304
Professional fees	544,182	638,690
General and administrative	1,106,114	1,810,902
Depreciation and amortization	337,751	293,597
Impairment to goodwill	5,777,627	--

Total Operating Expenses	10,520,791	6,391,493

NET OPERATING LOSS	(7,017,293)	(1,048,301)

OTHER INCOME (EXPENSE)
Gain on sale of assets	10,492	5,835
Other income and (expense), net	46	--
Interest income (expense), net	(109,920)	(30,036)

Total Other Income (Expense)	(99,382)	(24,201)

Loss from continuing operations before income tax provision	(7,116,675)	(1,072,502)

Income Tax Provision (Benefit)	-	-

NET LOSS	$ (7,116,675)	$ (1,072,502)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.51)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,040,468	13,924,006

COMPREHENSIVE LOSS
A Summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2009 and 2008 are as follows

Net Loss	(7,116,675)	(1,072,502)

Other Comprehensive Income Loss	(90,772)	(31,398)

Comprehensive Loss	(7,207,447)	(1,103,900)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2008 and 2009 (Restated)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Other Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, December 31, 2007	--	$ --	13,904,014	$ 13,904	$ 30,668,761	$ (17,280,529)	$ 10,308	$ --

Shares issued for services
at $1.42 per share	--	--	25,127	25	35,655	--	--	(15,124)

Shares issued for services
at $0.60 per share	--	--	63,000	63	37,737	--	--	(31,500)

Amortization of prepaid expenses	--	--	--	--	--	--	--	27,379

Foreign currency translation	--	--	--	--	--	--	(31,398)	--

Net loss for the period ended
December 31, 2008	--	--	--	--	--	--	--	--

Balance, December 31, 2008	--	--	13,992,141	13,992	30,742,153	(18,353,031)	(21,090)	(19,245)

Shares issued for services
at $.20 per share	--	--	180,000	180	35,392	--	--	(35,572)

Shares issued for services
at $.17 per share	--	--	170,000	170	28,801	--	--	(28,971)
Amortization of prepaid expenses	--	--	--	--	--	--	--	37,981

Foreign currency translation	--	--	--	--	--	--	(90,772)	--

Net loss for the period ended
December 31, 2009	--	--	--	--	--	(7,116,675)	--	--

Balance, December 31, 2009	--	$ --	14,342,141	$ 14,342	$ 30,806,346	$ (25,469,706)	$ (111,862)	$ (45,807)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2009	2008
	(Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (7,116,675)	$ (1,072,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337,751	293,597
Amortization of prepaid expenses (equity)	19,378	-
Common stock issued for services rendered	64,543	42,216
Gain on sale of property and equipment	10,492	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Prepaid expenses	1,029	191,223
Inventory	1,066,346	(920,914)
Deposits	14,036	(1,004)
Impairment of goodwill	5,777,627	-
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(708,334)	1,208,182
Net Cash Used in Operating Activities	(533,807)	(259,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(1,102)	(20,519)
Purchases of property and equipment	(3,619)	(389,468)
Net Cash Used in Investing Activities	(4,721)	(409,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	189,822	114,644
Proceeds from revolving bank line of credit	885,044	1,880,043
Payments on revolving bank line of credit	(882,923)	(1,780,043)
Payments on notes payable	(881)	(1,735)
Accrued interest included in related party note consolidation	24,234	-
Proceeds from notes payable - Related Parties	685,000	850,000
Payments on notes payable -related parties	(157,500)	(240,000)
Net Cash Provided by Financing Activities	742,796	822,909

Effect of Foreign Currency on Cash	(90,772)	(31,398)

NET INCREASE IN CASH	113,496	122,322

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142,704	20,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 256,200	$ 142,704

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)

For the Year Ended
December 31,
	2009	2008
	(Restated)	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 38,344	$ 7,670
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

December 31, 2009 and 2008

(Restated)

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

(Restated)

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

(Restated)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

d. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	December 31,
	2009	2008
Income (Loss) Numerator	$ (7,116,675)	$ (1,072,502)
Shares (Denominator)	14,040,468	13,924,006

Per Share Amount	$ (0.51)	$ (0.08)

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

(Restated)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

e. Provision for Income Taxes - continued

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

	2009	2008
Income Tax at federal statutory rate	$ (2,400,262)	$ (328,897)
State income tax benefit	(232,579)	(28,113)
Non-deductible expenses	11,731	39,247
Change in estimate from prior year	0	(62,493)
Change in valuation allowance	149,267	455,481
	$ (2,471,843)	$ 75,225

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	$ 10,100	$ 47,165
Accrued vacation	26,668	38,717
	$ 36,768	$ 85,882

Long-term
Depreciation and amortization	$ (65,549)	$ 50,780
Net operating loss carryforwards	6,643,529	6,328,819
	$ 6,577,980	$ 6,379,599

Total deferred tax assets	6,614,748	6,465,481

Valuation Allowance	$ (6,614,748)	$ (6,465,481)

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

(Restated)

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

(Restated)

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

j.  Goodwill

In accordance with FASB ASC 350-10, goodwill is not amortized and is tested for impairment on an annual basis.  Goodwill is tested for impairment at a reporting unit level on an annual basis and between annual tests, goodwill is tested if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For purposes of financial reporting and impairment testing in accordance with FASB ASC 350-10, the Company’s ForeverGreen International LLC business unit operates in one principal business segment, a provider of whole foods and natural products.

Events or circumstances which could trigger an additional impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations.

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the business unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets, such as customer lists and proprietary formulas.  If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In accordance with FASB ASC 350-20, the Company performed a goodwill impairment test for 2009 and concluded that the current implied fair value of the Company was $7,021,454, which exceeds the recorded value of goodwill of $12.8 million.  Therefore, a $5,777,627 impairment of goodwill is required.

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

l. Concentrations – continued

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

o.

Advertising

Advertising expense for the years ended December 31, 2009 and 2008 were $192,844 and $564,309 respectively.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

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

(Restated)

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

December 31, 2009 and 2008

(Restated)

NOTE 6 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 8 – ALLOCATION OF PURCHASE CONSIDERATION IN BUSINESS COMBINATIONS- CONTINUED

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

December 31, 2009 and 2008

(Restated)

NOTE 9 - RELATED PARTY TRANSACTIONS - CONTINUED

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

From the other director the table below shows the loans made during 2009;

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$60,000	January 28, 2009	9%	Consolidated July 31, 200
$50,000	April 10, 2009	9%	Repaid April 23, 2009
$50,000	April 16, 2009	9%	Repaid April 23, 2009
$50,000	May 14, 2009	12%	Consolidated July 31, 2009
$60,000	May 18, 2009	12%	Consolidated July 31, 2009
$80,000	May 20, 2009	12%	Consolidated July 31, 2009
$60,000	May 28, 2009	12%	Consolidated July 31, 2009
$50,000	June 2, 2009	12%	Consolidated July 31, 2009
$45,000	July 22, 2009	10%	November 30, 2009
Consolidated Note $422,500	(Includes note of $62,500 from June 1, 2008, plus accrued interest of $14,978)
$437,478	July 31, 2009	10%	July 31, 2011
$35,000	August 21, 2009	10%	September 28, 2009 Repaid $17,500 on Oct 30, 2009
$45,000	August 21, 2009	10%	November 30, 2009

During 2009 and 2008, directors loaned the Company $685,000 and $810,000, respectively.  The balance payable to the shareholders at December 31, 2009 and 2008 was $1,161,694 and $610,000, respectively. These notes had accrued interest at a rates ranging from 8% to 10% that totaled $92,101 and $26,545 for the periods ended December 31, 2009 and 2008.

NOTE 10 – INVENTORY

Inventories for December 31, 2009 and 2008 were classified as follows:

	2009	2008
Raw Materials	$ 259,296	$ 865,376
Finished Goods	568,677	1,128,313
Total Inventory	827,973	1,993.689
Less Reserve for Obsolete Inventory	(27,079)	(126,448)
Total Inventory (net of reserve)	$ 800,894	$ 1,867,241

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

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

(Restated)

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

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $3,038,535 a net operating loss of $7,116,675, and accumulated deficit of $25,469,706 (excluding other comprehensive loss) at December 31, 2009, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date of the filing of this Annual Report on Form 10-K.  Other than the events described below, we did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

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

NOTE 14 – RESTATED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2009 were restated to reflect issues identified during a regulatory review of the financial statements.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Pursuant to FASB ASC 350-20 the Company performed a two step analysis to determine the value of goodwill.  The Company did not satisfy step one of the analysis and is required to rely upon step two of the analysis.  The step two analysis determines the implied fair market value of the Company by subtracting the unrecognized in-house intangible asset valuation, based upon the value of customer lists and proprietary formulas, from the net book value of the Company.  This analysis resulted in an implied fair market value of $7,021,454 which is less than the $12,799,081 goodwill recorded.  Accordingly, the Company recognized an impairment of $5,777,627 for the year ended December 31, 2009.

In addition to the impairment of goodwill the Company revised the financial statements to reflect a write down in inventory.

The Company has expanded or changed footnote disclosures included in Note 1 and Note 12.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 14 – RESTATED FINANCIAL STATEMENTS - CONTINUED

RESTATEMENT CHANGES

	For the year ended December 31,
	2009	2009	Change
	(Restated)	(As originally
BALANCE SHEETS		filed)

ASSETS
CURRENT ASSETS
Inventory	$800,894	$988,623	$(187,729)
OTHER ASSETS
Goodwill	7,021,454	12,799,081	(5,777,627)

TOTAL ASSETS	$9,386,722	$15,352,078	$(5,965,356)

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Accumulated deficit	(25,469,706)	(19,504,350)	(5,965,356)
Total Stockholders' Equity	5,193,313	11,158,669	(5,965,356)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,386,722	$15,352,078	$(5,965,356)

STATEMENTS OF OPERATIONS

COST OF SALES, net	$8,586,553	$8,398,824	$187,729

OPERATING EXPENSES
Impairment to goodwill	5,777,627	0	5,777,627

NET LOSS	$(7,116,675)	$(1,151,319)	$(5,965,356)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.51)	$(0.08)	$(0.43)

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2009 and 2008 are as follows:

Net Loss	(7,116,675)	(1,151,319)	(5,965,356)

Other Comprehensive Income Loss	(90,722)	(90,722)	0

Comprehensive Loss	$(7,207,447)	$(1,242,091)	$(5,965,356)

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 7 through 29.

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

Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)

10.3

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.4

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

10.5

Form of Promissory Note (Filed April 15, 2010)

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K Williams Ronald K. Williams, President	Date: April 29, 2011