Form 10-K
period 2010-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2011-05-16
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ]   No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The aggregate market value of the 4,270,954 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2010) was  approximately $854,191.

The number of shares outstanding of the registrant’s common stock as of May 3, 2011 was 14,892,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

13

Item 1B.  Unresolved Staff Comments Properties

15

Item 2.  Properties

15

Item 3.  Legal Proceedings

15

Item 4.  [Reserved]

16

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

16

Item 6.  Selected Financial Data

17

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         17

Item 8.  Financial Statements and Supplementary Data

21

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         42

Item 9A.  Controls and Procedures

42

Item 9B.  Other Information

43

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

43

Item 11.  Executive Compensation

45

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

46

Item 13.  Certain Relationships and Related Transactions, and Director Independence

47

Item 14.  Principal Accounting Fees and Services

48

PART IV

Item 15.  Exhibits, Financial Statement Schedules

49

Signatures

50

In this annual report references to “ForeverGreen,” “the Company,” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corp. and its subsidiaries.

EXPLANATORY NOTE

Please see “Item 1B.  Unresolved Staff Comments,” below, regarding the matter that ForeverGreen Worldwide Corporation has received written comments from the Securities and Exchange Commission staff regarding our annual report for the year ended December 31, 2009, and that those comments remain unresolved.

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

We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers our exclusive products.  In February of 2011 we began our pre-launch phase of a new brand called VERSATIVA. The pre-launch phase introduces two unique products.  The first new product in the new VERSATIVA line is called Hemp Pulse, which has 27 organic and/or clean whole foods, with hemp as the major ingredient.  Hemp Pulse has three different fruit base choices: cherry, raspberry and blueberry.  Hemp Pulse is manufactured in ForeverGreen’s own manufacturing facility.  Hemp Pulse is also available in bars.  The second new product in the VERSATIVA line is called Hemphoria, which is a 24 times liquid concentrate.  Hemphoria is a whole seed concentrate with our complimentary proprietary blend of peace and happiness.

ForeverGreen now has five brand lines:

•

The new VERSATIVA brand including Hemp Pulse and Hemphoria.

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

These five brands are now presented to our Members and consumers in a simple business model that supports a simplistic, easily duplicated presentation and value proposal.  The model is called the “ABCs of Your Business”.

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

Product Development

We continue our commitment to providing innovative, natural, and cutting edge products to retain exclusivity for our Members and customers. Our products take advantage of the latest in nutritional research and science. Our products are easy to use and easy to sell. The effectiveness of our products is measurable in their nutrition and health benefits.   During the year ended December 31, 2010 and 2009 we did not spend any funds on research and development.

In March 2009 we announced the completion of our in-house information system, known as “CASS” (Commissioning and Sales System) which allows us to gather information on sales trends and field demographics in real time without reliance on a third party vendor.  Management believes the addition of this internal system will provide cost savings worth the time and money we invested in the system.

Raw Materials and Suppliers

Throughout 2009 and 2010, we had the freedom to use any supplier to purchase raw materials. We used several different vendor sources since most of the raw materials were readily available in the marketplace. We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2009 and 2010, we relied on two principal suppliers for our FrequenSea™ product. Unique Sea Farms, Ltd provided the marine phytoplankton, and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea™. Although there are other providers in the world who claim to produce marine phytoplankton, we consider Unique Sea Farms, Ltd’s product to be the very best quality, from the most ideal geographical location, with the very best harvesting and extraction methods, which makes for the best nutritionally superior and unique marine phytoplankton offering.

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

We maintain our in-house manufacturing capabilities for our Smart Food line and our new VERSATIVA line of products. We retain our freedom to use any competitive suppliers to garner control over our product costs, quality and the lead times for manufacturing and delivery. We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the marketplace. We maintain our product inventory using a system in which we ensure an appropriate inventory based on a product’s anticipated movement.

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

Distribution Network

Our main distribution center is located in Orem, Utah near the main corporate office. We also have a fulfillment center in Auckland, New Zealand that improves our product delivery with cost savings and efficiencies for our Australian and New Zealand markets. In addition, we have ForeverGreen offices in Singapore, Japan and Mexico, but are using a third party in the Netherlands to service our Members in the European Union, and a third-party provider to distribute our products throughout Mexico. We buy raw materials from third-party suppliers, manufacture our Smart Food whole-food products in-house and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, Australia, Canada, Japan, Mexico, New Zealand, Singapore, the United Kingdom, Spain, the Netherlands, Germany, Columbia, Chile, Argentina, Ecuador, Bolivia, Peru, Dominican Republic and other South American countries.

Members and their customers pay for products prior to shipment, incurring minimal accounts receivable for us. Members and customers have access to place orders online through their ForeverGreen websites, by phone through a growing call center, or even by facsimile. Typically, Members and customers pay for their product orders by credit card. Less than 10% of our sales are paid for with cash. Typically, we experience back orders with less than .05% of our orders.

Enrollment and Sponsorship

Enrollment and sponsorship activities are encouraged, but not required of our Members. Successful Members will both enroll and sponsor new Members.  The sponsoring of new distributors creates multiple levels in a network marketing structure. Individuals that a distributor sponsors are referred to as “downline,” or “sponsored” distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

Enrollment and sponsorship activities are encouraged, but not required of our Members. Successful Members will both enroll and sponsor new Members, who are known as downline members of that Member.  Members assist their downline Members to successfully do the same. While we provide product and company brochures, magazines, websites, DVDs and other sales and marketing materials, our greatest success and retention comes from Members who are accountable and responsible for educating and training new Members with respect to our products, the ForeverGreen Money Tree Compensation Plan, and how to build and maintain a successful business.

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

During the first and second quarters of 2010 we relied on the ForeverGreen Money Tree Commission Plan for payment of commissions to members.  A Member could earn retail profits and extra bonuses for a new enrollee’s first purchase and on a Member’s small leg organization’s purchases.  Bonuses were also paid from pools to Members based upon their rank in our plan.  Commissions were paid out weekly under the ForeverGreen Money Tree Commission Plan.

In response to ForeverGreen’s distributor leadership and the current economic conditions, ForeverGreen introduced a new compensation plan: “The People’s Plan” which started on July 27, 2010.  The People’s Plan is very simple to learn, which in turn means it is simple to teach and duplicate with our current Members and new Members. Part of the simplicity of the new People’s Plan is it incorporates the People’s Pack.  The purchase of this pack by our Members allows each Member to maximize earnings via retail market up, commissions and bonuses available as they and their downline organization also purchase and resale the People’s Pack or any other ForeverGreen product.

Each company product carries a specified number of commissionable volume, or “points”.  Commissions or bonuses are based on a Member’s personal qualification, organizational, and leg commission volumes. A Member receives commissions based on a percentage of the sales volume of their downline each week. Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any point-of-sale taxes. As a Member’s retail business expands, and as they successfully sponsor other Members into the business, both of which expand their businesses, the Member receives more commissions from the expanded sales volume of the downline. A Member receives monthly commission bonuses by remaining in good standing with the Company and by generating a minimum of 50 points of Personal Volume (PV).

We believe the ForeverGreen “People’s Plan” Compensation Plan reaches out to every segment of our society. An individual may join as a Member for the exclusive products offered by our company or for the wholesale prices that are available to Members purchasing product. An individual may join ForeverGreen and begin earning commissions rapidly with minimal investment. A Member receives a discount on their personal purchases or the purchases of their customers if they follow the value based purchase of FrequenSea or Azul with a product categorized as A, B or C, or other value package product combinations. This provides incentive to discuss successful products and programs with others. As a Member assists other individuals join the Member’s organization, the new Members generate commission payments to the upline Member through their product purchases.

A Member can earn retail profits for the difference between sales price and the wholesale price of the product.  Beginning April 2011 a Member can earn a 20% Fast Start Bonus on a new enrollee’s first purchase.  This new feature still works with the current month end and can earn 5%, 10% or 20% on that purchase and other first level or generational volume.  Members earn first level 5% payout at the rank of Apprentice or earn 10% or 20% at the rank of Learning or higher on first generation monthly personal volume purchases via their distributorship.  At MVP rank there is a 2% Bonus pool and at higher ranks there is an 8% leadership pools.

Our Members progress though the “People’s Plan” compensation plan with recognition and ranks that show their standing and leadership within the company. A Member must generate Personal Volume (PV) with individual purchases or customer purchases.  A Member’s rank may vary from month to month based upon the increase and decrease in their monthly sales volume.  The new weekly “Fast Start Bonus” feature allows for even the lowest member status, requiring minimal volume qualifications, to earn compensation as they grow their businesses on a weekly basis.  The rank of Apprentice is indicative of the status of the new Member’s first rank in the ForeverGreen business, which is achieved by creating a total of 100 points of Personal Enrolled Member Volume (PEMV) and 50 points PV. PEMV is volume points purchased by those member personal introduced on the Members 1st level.   The progressive ranks include:  Apprentice, Learning, Determined, Successful, Leader, Team Leader, MVP, Hall of Fame, Free and Rainmaker.   Each rank qualifies for varying percentages paid monthly upon volume purchases per downline generations.  The rank of MVP also earns a 2% pool shares with all MVP’s.  The ranks of Hall of Fame, Free and Rainmaker also share a 6% pool with all Members in those ranks.

There are many competitor companies that offer unilevel plans, FastStart bonuses, and leadership pools. However, we believe that our approach and  percentage of commission payout, combined with our unique and specific product focus and company culture and growth, presents a far superior opportunity that that offered by competitor plans. This represents a unique, competitive advantage for our Members. The personal rewards for our Members generate incentive to attract additional network marketing professionals and newcomers alike. As our Members are rewarded financially, they are motivated to continue developing an organization to help others receive financial and recognition rewards and, as a result, the company continues to grow. We continue to look at ways to improve our compensation plan in the future, as we recognize the importance of staying in touch with economic changes within the marketplace.

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

Employees

As of the date of this filing we have 37 employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur.  If any of the following risks or any additional risks and uncertainties actually occur, then our business, financial condition and results of operations could be seriously harmed.   In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.  You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

We have a history of losses and may never become profitable.

We have recorded net losses for the past two fiscal years.  Our revenues from sales may not be sufficient to meet our working capital needs and/or to implement our business strategies.  We may be required to rely on debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs.  Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

Recent economic conditions have made it more difficult for companies to raise capital and obtain financing. Our inability to raise additional capital or to obtain additional financing, if needed, would negatively affect our ability to implement our business strategies and meet our goals. This, in turn, would adversely affect our financial condition and results of operations

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role or the existence of negative publicity surrounding a key personality may adversely affect our revenues.

Direct-to-consumer products may be marketed with a key personality through our independent distributor channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality due to the discontinuance of a marketing program, or otherwise, or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a variety of suppliers.  The loss of any of our main suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations.  Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources. We rely solely on one supplier for our phytoplankton products and the loss of, or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials.  During early fiscal 2011, the U.S. has experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs.  Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

There can be no assurance that suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes and natural disasters or other catastrophic events.

Product liability claims could harm our business.

We may be required to pay for losses or injuries purportedly or actually caused by our products. Although historically we have had no claims and relatively low financial exposure from product claims, we have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. As a result, we have elected to self-insure our product liability risks for our product lines. Until we elect and are able at reasonable rates to obtain product liability insurance, if any of our products are found to cause any injury or damage, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our reserves. We cannot predict if and when product liability insurance will be available to us on reasonable terms.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 68% of our outstanding shares of common stock as of May 3, 2011.  As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions.  Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

•

transactions resulting in a change in control;

•

mergers and acquisitions;

•

tender offers;

•

election of directors; and

•

proxy contests.

There can be no assurance that conflicts of interest will not arise with respect to the officers and directors who own shares of our common stock or that conflicts will be resolved in a manner favorable to us or our other stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Based upon a limited review of our periodic reports by the SEC staff, on December 28, 2010, the Company received written staff comments regarding our annual report on Form 10-K for the year ended December 31, 2009.  The comments requested information on the policies and methods we rely upon for testing goodwill.  We evaluated our policies and methods and determined that an adjustment to the value of goodwill in that report was required.  As a result, on May 2, 2011, we filed an Amendment No. 1 to the Form 10-K for the period ended December 31, 2009.  In the amended report we recognized an impairment of goodwill.  We also issued a Form 8-K pursuant to Item 4.02 on May 2, 2011, reporting that our Chief Financial Officer had concluded that previously issued financial statements for the fiscal year ended December 31, 2009 should no longer be relied upon.  However, as of the date of the filing of this annual report for the year ended December 31, 2010, the SEC staff comments remain unresolved.  Management is working diligently to resolve the comments to the satisfaction of the SEC staff, but the disclosures in this annual report are qualified subject to the resolution of this matter.

ITEM 2.  PROPERTIES

ForeverGreen has two building leases for office and production warehouse space in Orem, Utah.  We are currently on a month to month lease for our office space at a monthly rent of $2,000.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.

ForeverGreen also leases an office in Mexico with a one year lease paying $2,000 per month and added an office in Colombia in July 2010 with a one year lease paying $840 per month.   ForeverGreen also leased office space in Singapore on a short-term lease ending April 2010 for approximately $4,000 per month.  This lease was not renewed and we currently support Singapore through a third party logistics location.

ITEM 3.  LEGAL PROCEEDINGS

UTI United States, Inc. (“UTI”) filed a complaint against ForeverGreen International, L.L.C. on August 27, 2009 in the Third District Court, State of Utah Salt Lake County, West Jordan Department.  UTI alleges that it was not paid $31,172 for shipping and freight services provided to ForeverGreen International and is seeking that amount, plus interest and costs of the action.   ForeverGreen International answered the complaint and challenged the amount due.  The parties have negotiated a settlement.

We are involved in various other disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low bids for our common stock for each quarter of the 2010 and 2009 years as reported by the OTC Bulletin Board.  The following quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2010		2009
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	0.48 0.39 0.20 0.20	0.15 0.10 0.01 0	$ 0.88 0.25 0.35 0.37	0.20 0.15 0.15 0.15

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

Holders

As of May 3, 2011 we had 154 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On December 28, 2010 the Company issued 550,000 shares to Universal Business Insurance in consideration for Directors and Officers and Products & Property Insurance valued at $56,832.  We relied on an exemption from the registration requirements provided for a private transaction not involving a public distribution pursuant to Section 4(2) of the Securities Act.

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

Starting in the fourth quarter of 2010 we experienced a sales growth trend that is continuing into the first quarter of 2011.  We have experienced a significant increase in sales in March 2011 as compared to February 2011 primarily as the result of the introduction of our new brand line “VERSATIVA” which is designed to improve our business opportunity for our independent distributors.  We anticipate that the increase in sales will continue in the short term.

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

Liquidity and Capital Resources

At December 31, 2010 we had cash and cash equivalents of $178,124, with a working capital deficit of $3,084,184.  We recorded revenues of $10,620,700 for 2010, and recorded a net loss of $399,106.  During 2010 we financed our operations with revenues and loans from related and third parties totaling $436,756.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.  However, management has reduced operating costs by reducing overhead and salaries and wages which has produced positive earnings before interest, taxes, depreciation and amortization (EBITDA) in four consecutive quarters in 2010, improving our overall fiscal position.

Management continues to negotiate better costs and terms with our key vendors to lower our cost of goods sold.   New products have been and will continue to be introduced to bolster Member recruiting and product sales.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs; however, we cannot guarantee that we will be able to return to profitability in the short term.

Our total assets decreased to $9,038,818 at December 31, 2010 compared to $9,386,722 at December 31, 2009. The decrease is primarily due to a cash decrease in payments to vendors.

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

Commitments and Contingent Liabilities

Our total liabilities at December 31, 2010 were $4,212,340 compared to $4,193,409 at December 31, 2009.  The small increase reflects notes payable increasing by $305,040 and accounts payable and accrued expenses decreasing by $284,356.  ForeverGreen International borrowed these funds from these parties during 2010 to support the introduction of new product launches and cover operating expenses through the worldwide economic downturn.

Accounts payable also include monetary settlements agreed to in two legal actions which will require the Company to make payments to third parties.  We are obligated to pay $120,000; twenty–four $5,000 monthly payments to resolve litigation.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the years ended December 31, 2010 and 2009.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary ForeverGreen International, LLC.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

Year ended December 31
2010		2009
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 178,124	$ 256,200
Total current assets	1,107,083	1,131,000
Total assets	9,038,818	9,386,722
Total current liabilities	4,191,267	4,169,535
Long-term debt	21,073	23,874
Total liabilities	4,212,340	4,193,409
Accumulated deficit	(25,868,812)	(25,469,706)
Total stockholders’ equity	$ 4,826,478	$ 5,193,313
	Year ended December 31
	2010	2009
SUMMARY OF OPERATING RESULTS
Revenues, net	$ 10,620,700	$ 12,090,051
Cost of sales	7,358,821	8,586,553
Gross profit	3,261,879	3,503,498
Total operating expenses	3,538,858	10,520,791
Net operating loss	(276,979)	(7,017,293)
Total other income (expense)	(122,127)	(99,382)
Income tax provision (benefit)	–	–
Net earnings (loss)	$ (399,106)	$ (7,116,675)
Net earnings (loss) per share (basic)	$ (0.03)	$ (0.51)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales; however, in 2010 returns increased to approximately 1.4%, which is down from 2.3% in 2009.  Sales for 2010 decreased in comparison to 2009 and this decrease in sales is primarily attributable to the worldwide economic downturn.  During 2010 over 69% of ForeverGreen’s revenues were based in the United States which has been particularly hurt by the economic downturn.

Cost of sales consists primarily of sales commissions paid to our Members, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 69% of revenues for 2010 compared to 71% of revenues for 2009.  The 2010 decrease is primarily due to the conversion to our in-house logistic, sales and distribution software system in 2009.

Total operating expenses decreased for 2010 compared to 2009 by $6,981,933.  In 2009 a goodwill impairment of $5,777,627 was recorded, but no goodwill impairment was needed in 2010.  General and administrative expenses decreased by $305,802 as management reduced its marketing, travel, supplies, insurance, and telephone costs.  Salaries and wages decreased in 2010 compared to 2009 by $743,494 as a result of management’s effort to control staff costs in relation to our revenues.  Professional fees decreased for 2010 compared to 2009 by $142,652 again as a result of management’s continued efforts to reduce costs in relation to our revenues.  Depreciation and amortization decreased in 2010 compared to 2009 by $12,358 due to no additional assets being purchased in 2010.

Total other expense for 2010 and 2009 was related to interest expense on loans; also a settlement with Publishing Plus created a gain on settlement of $70,953.

We experienced decreased revenues resulting from a worldwide economic downturn in the 2010 and management controlled costs and expenses resulting in a net loss of $399,106 and a net loss per share of $0.03.   This net loss was significantly smaller than the net loss for 2009 of $7,116,675 and $0.51 net loss per share primarily due to the recognition of impairment of goodwill and higher operating costs.

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

We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The amortization for 2010 and 2009 was $85,590.

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The company did an annual analysis for the period ended December 31, 2010 and determined no adjustment to long-lived assets was needed.

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

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as customer lists and proprietary formulas. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  For the year ended December 31, 2009 we recognized a $5,777,627 impairment of goodwill and for the year ended December 31, 2010 we did not recognize impairment of goodwill.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Bountiful, Utah 84010

801-292-8756 Phone; 801-292-3558 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ForeverGreen Worldwide Corp

Orem, Utah

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeverGreen Worldwide Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has a working capital deficiency, and has had negative cash flows from operations and recurring operating losses substantially since inception which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Bountiful, Utah 84010

May 12, 2011

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$ 178,124	$ 256,200
Accounts receivable, net	78,831	13,448
Prepaid expenses and other	14,324	60,458
Inventory	835,804	800,894
Total Current Assets	1,107,083	1,131,000

PROPERTY AND EQUIPMENT, net	264,887	481,426

OTHER ASSETS
Deposits and other assets	82,909	98,898
Trademarks, net of amortization	48,945	54,814
Customer base - net of amortization	513,540	599,130
Goodwill	7,021,454	7,021,454
Total Other Assets	7,666,848	7,774,296
TOTAL ASSETS	$ 9,038,818	$ 9,386,722

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 34,388	$ 189,822
Accounts payable	762,715	1,158,896
Accrued expenses	1,789,206	1,423,467
Due to related parties	83,718	132,209
Banking line of credit	50,379	100,368
Current portion of long-term debt	4,127	3,079
Notes payable, related parties	1,234,978	1,161,694
Notes payable, unrelated parties	231,756	--
Total Current Liabilities	4,191,267	4,169,535
LONG-TERM DEBT
Notes payable	21,073	23,874
Total Long-Term Debt	21,073	23,874
TOTAL LIABILITIES	4,212,340	4,193,409

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000	--	--
shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,892,141 and 14,342,141
shares respectively issued and outstanding	14,892	14,342
Additional paid-in capital	30,862,628	30,806,346
Prepaid equity expense	(39,550)	(45,807)
Other comprehensive loss	(142,680)	(111,862)
Accumulated deficit	(25,868,812)	(25,469,706)
Total Stockholders' Equity	4,826,478	5,193,313

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,038,818	$ 9,386,722

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2010	2009

REVENUES, net	$ 10,620,700	$ 12,090,051
COST OF SALES, net	7,358,821	8,586,553

GROSS PROFIT	3,261,879	3,503,498

OPERATING EXPENSES
Salaries and wages	2,011,623	2,755,117
Professional fees	401,530	544,182
General and administrative	800,312	1,106,114
Depreciation and amortization	325,393	337,751
Impairment of goodwill	-	5,777,627

Total Operating Expenses	3,538,858	10,520,791

NET OPERATING LOSS	(276,979)	(7,017,293)

OTHER INCOME (EXPENSE)
Gain on settlement	70,953	-
Gain on sale of assets	-	10,492
Other income and (expense), net	-	46
Interest income (expense), net	(193,080)	(109,920)

Total Other Income (Expense)	(122,127)	(99,382)

Loss from continuing operations before income tax provision	(399,106)	(7,116,675)
Income Tax Provision (Benefit)	-	-

NET LOSS	$ (399,106)	$ (7,116,675)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.03)	$ (0.51)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,346,674	14,040,468

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2010 and 2009 is as follows:

Net Loss	$ (399,106)	$ (7,116,675)

Other Comprehensive Income Loss	(30,818)	(90,772)

Comprehensive Loss	$ (429,924)	$ (7,207,447)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2009 and 2010

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, December 31, 2008	--	$ --	13,992,141	$ 13,992	$ 30,742,153	$ (18,353,031)	$ (21,090)	$ (19,245)

Shares issued for services
at $.20 per share	--	--	180,000	180	35,392	--	--	(35,572)

Shares issued for services
at $.17 per share	--	--	170,000	170	28,801	--	--	(28,971)

Amortization of prepaid expenses	--	--	--	--	--	--	--	37,981

Foreign currency translation	--	--	--	---	--	--	(90,772)	--

Net loss for the period ended
December 31, 2009	--	--	--	--	--	(7,116,675)	--	--

Balance, December 31, 2009	--	$ --	14,342,141	$ 14,342	$ 30,806,346	$ (25,469,706)	$ (111,862)	$ (45,807)

Shares issued for services
$.10 per share	--	--	550,000	550	56,282	--	--	(56,832)

Amortization of prepaid expenses	--	--	--	--	--	--	--	63,089

Foreign currency translation	--	--	--	--	--	--	(30,818)	--

Net loss for the period ended
December 31, 2010	--	--	--	--	--	(399,106)	--	--

Balance, December 31, 2010	--	$ --	14,892,141	$ 14,892	$ 30,862,628	$ (25,868,812)	$ (142,680)	$ (39,550)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (399,106)	$ (7,116,675)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	325,393	337,751
Common stock issued for services rendered	56,832	64,543
Gain on settlement	(70,953)	-
Gain on sale of property and equipment	-	10,492
Changes in operating assets and liabilities:
Accounts receivable	(65,383)	-
Prepaid expenses	52,390	20,407
Inventory	(34,910)	1,066,346
Deposits	15,989	14,036
Impairment of goodwill	-	5,777,627
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(197,803)	(708,334)
Net Cash Used in Operating Activities	(317,549)	(533,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(435)	(1,102)
Purchases of property and equipment	(16,920)	(3,619)
Net Cash Used in Investing Activities	(17,355)	(4,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	34,388	189,822
Proceeds from revolving bank line of credit	342,449	885,044
Payments on revolving bank line of credit	(392,438)	(882,923)
Payments on notes payable	(1,753)	(881)
Accrued interest included in related party note consolidation	-	24,234
Proceeds from notes payable – related parties	205,000	685,000
Proceeds from notes payable – non related parties	231,756	-
Payments on notes payable - related parties	(131,756)	(157,500)
Net Cash Provided by Financing Activities	287,646	742,796

Effect of Foreign Currency on Cash	(30,818)	(90,772)

NET INCREASE IN CASH	(78,076)	113,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,200	142,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 178,124	$ 256,200

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 7,210	$ 38,344
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

December 31, 2010 and 2009

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

The Company’s source of revenue is from the sale of various food and other natural products.  The Company recognizes the sale upon shipment of such goods.  The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances.  The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor.  Returns are less than 2.5% of sales for both years presented.  Revenues are reported net of returns.  All conditions of FASB 48 are met and the revenue is recorded upon sale, with an estimated accrual for returns where material.

Members are required to pay for products prior to shipment. Accordingly, we seldom carry accounts receivable and any balances carried would be minimal. Distributors typically pay for products in cash, by wire transfer or by credit card.

c. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2009 and 2010 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries ForeverGreen International LLC (Utah) and Brain Garden.  All intercompany transactions and balances have been eliminated in the consolidation.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

d. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	December 31,
	2010	2009
Income (Loss) Numerator	$ (399,106)	$ (7,116,675)
Shares (Denominator)	13,969,860	14,040,468

Per Share Amount	$ (0.03)	$ (0.51)

There are no reconciling items to net income for the computation of earnings per share at December 31, 2010 and 2009

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

The provision for income taxes consists of the following:

	2010	2009
Current
Federal	$ -	$ -
State	-	-
	$ -	$ -

Deferred
Federal	$ -	$ -
State	-	-
	-	-
Total income tax expense (benefit)	$ -	$ -

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

e. Provision for Income Taxes - continued

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

	2010	2009
Income Tax at federal statutory rate	$ (135,696)	$ (2,400,262)
State income tax benefit	(12,582)	(232,579)
Non-deductible expenses	17,848	11,731
Change in estimate from prior year	0	0
Change in valuation allowance	472,043	149,267
	$ 341,613	$ (2,471,843)

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	$ 10,100	$ 10,100
Accrued vacation	22,196	26,668
	$ 32,296	$ 36,768

Long-term
Depreciation and amortization	$ (18,476)	$ (65,549)
Net operating loss carryforwards	9,298,049	6,643,529
	$ 9,279,573	$ 6,577,980

Total deferred tax assets	9,311,869	6,614,748

Valuation Allowance	$ (9,311,869)	$ (6,614,748)
Net	$ -	$ -

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2010.  Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions.  As of December 31, 2010 and 2009, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2010, the Company has net operating loss carryforwards of approximately $18,962,389.  These carryforwards are available to offset future taxable income, if any, and begin to expire in 2019.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

f. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements.  Depreciation expense for the period ended December 31, 2010 and 2009 is $233,499, and $245,323, respectively.

In accordance with Financial Accounting Standards Board FASB ASC 360-10 Statement, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.   At December 31, 2006, the company did an analysis of the combined assets and made an adjustment to the property and equipment for assets that no-longer had value to the corporation and which were fully depreciated.  The aggregate amount of this adjustment is $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no affect on the income statement or the net value of the fixed assets or total assets as a result of this adjustment.  The Company did continuing analysis for the period ended December 31, 2010 and determined no adjustment to long term assets was needed.

h. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.  Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives.  Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate.  The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products.  On December 31, 2010 and 2009 there was an allowance for obsolete inventory in the amount of $27,079 and $27,079, respectively.

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

December 31, 2010 and 2009

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

i. Fair Value of Financial Instruments – continued

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the business unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets, such as customer lists and proprietary formulas.  If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In accordance with FASB ASC 350-20, the Company performed a goodwill impairment test for 2009 and concluded that the current implied fair value of the Company was $7,021,454, which exceeds the recorded value of goodwill of $12.8 million.  Therefore, a $5,777,627 impairment of goodwill was required.  The Company performed a goodwill impairment test for 2010 and concluded that the current implied fair value of the Company was $7,334,570 and impairment of goodwill was not required.

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

l. Concentrations - continued

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

m. Equity Instruments

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions the current accounting literature, "Accounting for Equity Instruments. "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC 505-50, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. The Company recognized $56,832 and $64,543 for the periods ended December 31, 2010 and 2009, respectively.

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

The Company capitalizes legal fees incurred to register trademarks for its products.  Trademarks consist of the following for the period ended December 31, 2010 and 2009:

	2010	2009
Trademarks	$ 69,204	$ 68,769
Less accumulated amortization	(20,259)	(13,955)
Net trademarks	$ 48,945	$ 54,814

There was amortization expense for the years ended December 31, 2010 and 2009 were $6,304 and $6,839, respectively.

o. Advertising

Advertising expense for the years ended December 31, 2010 and 2009 were $61,290 and $192,844, respectively.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 2 - PROPERTY AND EQUIPMENT

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Property and equipment consists of the following at December 31, 2010 and 2009:

	2010	2009
Leasehold improvements	$ 86,113	$ 77,268
Office furniture & fixtures	177,355	174,929
Equipment	458,414	458,414
Vehicles	56,548	56,548
Computer equipment	516,156	507,869
Computer software	635,445	633,085

Total Fixed Assets	1,930,031	1,908,113
Accumulated depreciation	(1,665,144)	(1,426,687)
Total Property & Equipment	$ 264,887	$ 481,426

Depreciation expense for the years ended December 31, 2010 and 2009 were $233,499 and $245,323, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2010 and 2009:

	2010	2009
Distributor liabilities	$ 421,933	$ 315,567
Accrued employee benefits	59,506	410,349

Accrued audit fees	64,832	68,000
Accrued bank charges	-	-
Accrued taxes	858,699	478,643
Other accrued liabilities	384,236	150,908
Total	$ 1,789,206	$ 1,423,467

NOTE 4 - LONG-TERM LIABILITIES

Long term liabilities are detailed in the following schedules as of December 31, 2010 and 2009:

Note payable to Wells Fargo Bank bearing interest	2010	2009
At 7%, principle and interest due monthly, matures
August, 2019, secured by asset	$ 25,200	$ 26,953

Less current portion of Notes payable	(4,127)	(3,079)
Net Long-Term Liabilities	$ 21,073	$ 23,874

Accrued interest for the periods ended December 31, 2010 and 2009 were $131,360 and $92,101, respectively, of which $0 was related to the above note.  The remaining portion is due on the notes described in note 9.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 4 - LONG-TERM LIABILITIES -CONTINUED

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2010:

2011	$ 4,127
2012	2,097
2013	2,259
2014	2,435
Thereafter	14,282
Total	$ 25,200

NOTE 5 – OPERATING LEASES

The Company has two building leases for office, production warehouse space in Orem, Utah.  The Company is currently on a month to month lease for the office space at a monthly rent of $2,000.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The Company has an office in Mexico with a one year lease paying $2,000 per month. The company added an office in Colombia in July 2010 with a one year lease paying $840 per month.

The Company leased office space in Singapore on a short-term lease ending April 2010 for approximately $4,000 per month. This lease was not renewed.

Total Lease Commitments:

2011	$ 119,859
2012	123,455
2013	83,933
Thereafter	78,386
Total	$ 405,633

Rent expense for operating leases for December 31, 2010 and 2009 was $286,908, and $431,261, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

UTI United States, Inc. (“UTI”) filed a complaint against ForeverGreen International, L.L.C. on August 27, 2009 in the Third District Court, State of Utah Salt Lake County, West Jordan Department.  UTI alleges that it has not been paid $31,172 for shipping and freight services provided to ForeverGreen International and is seeking that amount, plus interest and costs of the action.   ForeverGreen International has answered the complaint and is challenging the amount due.

NOTE 7 – STOCKHOLDERS’ EQUITY

On December 28, 2010 the Company issued 550,000 shares valued at $.1034 per share of restricted common stock to a vendor for services rendered.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company borrowed $50,000 from a director on February 28, 2008 which was paid back on March 3, 2008. The Company borrowed $150,000 from the director on March 7, 2008 secured by a note that carries interest at 8% per annum and was payable on May 7, 2008.   On July 1, 2008 the Company amended this note from the director to postpone the due date to November 5, 2008 and borrowed an additional $100,000 on that note. On November 10, 2008 the Company executed a third amendment of this note from the director to postpone the due date with a new payment schedule and borrowed an additional $200,000. On December 10, 2008 the Company did a fourth amendment of this note from the director that increased interest to 10% and postponed the payment schedule through September 2009 and borrowed an additional $150,000. Throughout the year $115,000 in payments were made on these notes.  The Company borrowed

$75,000 from the director on August 11, 2008 secured by a note that carries interest at 9% per annum that is payable on October 31, 2008 which was paid off according to the terms of the note.   The Company borrowed $62,500 from the board member and another $62,500 from a different director on June 2, 2008 secured by notes that carry interest at 9% per annum and are payable on March 31, 2009.  At December

31, 2008 accrued interest on these notes amounted to $15,427.   The unpaid balance due at December 31, 2008 for all the above notes is $610,000.

The Company borrowed funds and issued several notes from two directors during 2009.  From one director a note on January 28, 2009 for $60,000 at 9% interest payable on July 31, 2009; this note and the note of $62,500 from June 1, 2008 were consolidated on July 31, 2009 with accrued interest of $9,256 totaling $131,756 at 10% interest payable on July 31, 2011.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 9 - RELATED PARTY TRANSACTIONS - CONTINUED

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

During 2010 and 2009, directors loaned the Company $205,000 and $685,000, respectively.  The balance payable to the shareholders at December 31, 2010 and 2009 was $1,234,978 and $1,161,694, respectively. These notes had accrued interest at rates ranging from 8% to 10% that totaled $131,360 and $92,101 for the periods ended Dec ember 31, 2010 and 2009.

The Company borrowed funds and issued several notes from two directors during 2010 detailed as follows:

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$40,000	January 07, 2010	10%	February 20, 2010
$40,000	January 20, 2010	10%	March 15, 2010
$50,000	March 15, 2010	10%	April 30, 2010
$30,000	October 07, 2010	10%	September 30, 2012
$45,000	October 07, 2010	10%	September 30, 2012

NOTE 10 – UNRELATED PARTY TRANSACTIONS

On March 9, 2010 the Company borrowed $231,756 from an unrelated party with an interest rate of 10% and a due date of January 31, 2012.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 11 – INVENTORY

Inventories for December 31, 2010 and 2009 were classified as follows:

	2010	2009
Raw Materials	$ 356,133	$ 259,296
Finished Goods	506,750	568,677
Total Inventory	862,883	827,973
Less Reserve for Obsolete Inventory	(27,079)	(27,079)
Total Inventory (net of reserve)	$ 835,804	$ 800,894

NOTE 12 - NEW TECHNICAL PRONOUNCEMENTS

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

December 31, 2010 and 2009

NOTE 12 - NEW TECHNICAL PRONOUNCEMENTS – CONTINUED

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of ASU 2010-11 did not have a material impact on the Company’s consolidated financial statements.

None of the above new pronouncements have current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 13 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $3,084,184 a net operating loss of $399,106, and accumulated deficit of $25,868,812 (excluding other comprehensive loss) at December 31, 2010, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company is reviewing the cost structure and has implemented cost saving measures that have begun to reduce overhead which have included staff reductions and salary adjustments.  The Company is

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 12 – GOING CONCERN – CONTINUED

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

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were available to be issued.  Other than the events described below, we did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

On January 19, 2011 the Company set up a line of credit with a limit of $200,000 from a director with an interest rate of 10% and an expiration date of July 31, 2010.

On January 19, 2011 the Company borrowed $394,962 from an unrelated party that paid off the following loans of $267,500 and accrued interest of $27,462 leaving $100,000 available for operations;

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$45,000	July 22, 2009	10%	November 30, 2009
$45,000	August 21, 2009	10%	November 30, 2009
$35,000	August 21, 2009	10%	September 28, 2009 Repaid $17,500 on Oct 30, 2009
$40,000	January 07, 2010	10%	February 20, 2010
$40,000	January 20, 2010	10%	March 15, 2010
$50,000	March 15, 2010	10%	April 30, 2010
$30,000	October 07, 2010	10%	September 30, 2012

On February 10, 2011 a note to one director totaling $131,756 (See note 9 & 10) was assigned to a non-related party and this non-related party loaned to the company an additional $100,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on February 3, 2011 we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC and engaged Morrill & Associates, LLC as our independent public registered accounting firm.

On April 8, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Chisholm, Bierwolf, Nilson & Morrill, LLC.  The PCAOB stated that the revocation was based upon Chisholm, Bierwolf, Nilson & Morrill, LLC and certain firm members’ violations of PCAOB rules, quality control standards and auditing standards in connection with the audits of three issuer clients between 2006 and 2007 and two issuer clients between 2007 and 2008.  Accordingly, the Company may not include the audit reports or consents of Chisholm, Bierwolf, Nilson & Morrill, LLC in our filings with the Securities and Exchange Commission.

We provided a copy of this Form 10-K to Chisholm, Bierwolf, Nilson & Morrill, LLC prior to filing this report and we requested that Chisholm, Bierwolf, Nilson & Morrill, LLC furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in this report.  Chisholm, Bierwolf, Nilson & Morrill, LLC has furnished the requested letter and it is attached as exhibit 16.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management is establishing new procedures to ensure timely reports in the future.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010 due to a significant deficiency.   A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Based upon a regulatory review by the SEC, the Company was required to restate its financial statements for the year ended December 31, 2009 to account for an impairment of goodwill.  Pursuant to FASB ASC 350-20 the Company performed a two step analysis to determine the value of goodwill. In the past the Company had relied upon step one of the analysis, but it was determined that we are required to rely upon step two of the analysis.  Step two of the analysis determines the implied fair market value of the Company by subtracting the unrecognized in-house intangible asset valuation, based upon the value of customer lists and proprietary formulas, from the net book value of the Company.  This analysis resulted in an impairment of goodwill for the year ended December 31, 2009.  In addition to the impairment of goodwill the Company revised the financial statements to reflect a write down in inventory.

In light of the significant deficiency described above, we performed additional analysis to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Name	Age	Position Held	Term of Director
Ronald Williams	49	Chairman of the Board, President and CEO	From January 2006 until our next annual meeting

Name	Age	Position Held	Term of Director
George H. Brimhall II	69	Director	From April 2008 until our next annual meeting
John S. Clayton	46	Director	From April 2008 until our next annual meeting
Paul T. Frampton	46	CFO, Secretary and Treasurer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe during the year ended December 31, 2010 Ronald K. Williams filed late two Forms 4 related to 21 transactions.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  Until we establish a code of ethics, our management intends to continue to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Messrs. Williams, Brimhall and Clayton, act as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald Williams CEO	2010	$ 72,600	$ 211,058 (1)	$ 283,658
	2009	$ 75,628	$ 269,147 (1)	$ 344,775
Paul T. Frampton CFO	2010	$ 107,000	–	$ 107,000
	2009	$ 109,452	–	$ 109,452
(1) Represent $211,058 from commissions earned through the ForeverGreen Compensation Plan. (2) Represent $269,147 from commissions earned through the ForeverGreen Compensation Plan.

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2010.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2010.

Beneficial Owners

The following tables set forth the beneficial ownership of our management.  We are unaware of any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 14,342,141 shares of common stock outstanding as of May 3, 2011.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald Williams	1,883,128	13.13
Paul T. Frampton	20,000	Less than 1%
George H. Brimhall II	6,327,144 (1)	44.11
John S. Clayton	1,574,648 (2)	10.98
All executive officers and directors as a group	9,804,920	68.36

(1)    Represents 1,796,439 shares held by Mr. Brimhall and his spouse, 1,905,965 shares held by GBB Trust and 2,624,740 shares held in his children’s trust.

(2)   Represents 407,022 shares held by Mr. Clayton and 1,167,626 shares held by his company, First Equity Holdings Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged in since the beginning of the past fiscal year, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

MLS Agreements

On March 28, 2008 ForeverGreen International entered into an exclusive world-wide marketing agreement with MLS that provided that MLS would supply ForeverGreen International with processed marine phytoplankton for a term of five years.  Mr. Brimhall, our director and beneficial owner of 44.11% of our voting stock is a 40% member of MLS.  Mr. Clayton, our director and an officer of First Equity Holdings Corp., a holder of 10.98% of our voting stock, is a 60% member of MLS.  Due to the 2008 economic downturn the quotas in the agreement were not met and therefore the exclusivity between MLS and ForeverGreen International has ended; however, the relationship continues to be strong and discussions continue as to the nature of a future exclusivity.  We purchased $420,000 of this product in 2008, in 2009 we purchased $283,000, and in 2010 we purchased $747,000 from MLS.

Other Related Party Transactions

The Company has entered into a series of transactions with First Equity Holdings Corp. (“First Equity”), a major shareholder of the Company.  During the year ended December 31, 2008 the Company borrowed an aggregate of $450,000 at 8% interest from First Equity.  On December 10, 2008, the parties executed a revised promissory note in the amount of $485,000, representing the prior notes, reduced by payments of $115,000 made by ForeverGreen during 2008.  The Company borrowed an additional net amount of $107,500 from First Equity in 2009 and $180,000 in 2010.  The interest rate under this note is 10%.   At December 31, 2010 the Company owed First Equity $752,000.

On January 19, 2011 the Company borrowed $394,962 from an unrelated party and used the funds to pay off $267,500 of the loans and accrued interest due to First Equity.  During the first quarter of 2010 the Company borrowed an additional $130,000 from First Equity at 10% interest.

The Company also has entered into a series of transactions with our director, John S. Clayton.  During 2008 the Company borrowed an aggregate of $112,500 at 8% and 9% interest from Mr. Clayton.  In a series of transactions starting in January 2009 through June 2009, the Company borrowed an additional $505,000 from Mr. Clayton.  On July 31, 2009, the parties executed a revised promissory note in the amount of $437,478, representing the prior notes from 2008 and 2009 and accrued interest of $14,978.  The consolidated note carries an interest rate if 10% and is due July 31, 2011.  At December 31, 2010 the Company owed Mr. Clayton $437,478.

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

On January 19, 2011 Mr. Brimhall provided a line of credit with a limit of $200,000 for the Company.  The line of credit carries an interest rate of 10% and an expiration date of July 31, 2010.

Director Independence

We do not have an independent director, as defined under NASDAQ Stock Market Rule 5605(a)(2), serving on our board.  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, Morrill & Associates, LLC, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2010	2009
Audit fees	$ 64,832	$ 68,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 21 through 41.

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

Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)

10.3

Agreement between ForeverGreen International LLC and Marine Life Sciences LLC, dated March 28, 2008 (Incorporated by reference to exhibit 10.4 of Form 10-K, filed April 7, 2008)

10.4

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

10.5

Form of Promissory Note (Incorporated by reference to exhibit 10.5 to Form 10-Q, filed November 15, 2010)

16

Letter of agreement from Chisholm, Bierwolf, Nilson & Morrill, LLC, dated May 12, 2011.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: May 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board President Chief Executive Officer	Date: May 13, 2011
By: /s/Paul T. Frampton Paul T. Frampton Chief Financial Officer Treasurer	Date: May 13, 2011
By: /s/ John S. Clayton John S. Clayton Director	Date: May 13, 2011