Form 10-Q
period 2011-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2011-05-23
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 18, 2011 was 14,892,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

11

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

13

Item 6.  Exhibits

14

Signatures

14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

ForeverGreen Worldwide Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,910	$178,124
Accounts Receivable, net	84,904	78,831
Prepaid expenses and other	97,910	14,324
Inventory	1,096,969	835,804
Total Current Assets	1,441,693	1,107,083
PROPERTY AND EQUIPMENT, net	218,965	264,887
OTHER ASSETS
Deposits and other assets	83,869	82,909
Trademarks, net of amortization	48,373	48,945
Customer base - net of amortization	492,143	513,540
Goodwill	7,021,454	7,021,454
Total Other Assets	7,645,839	7,666,848

TOTAL ASSETS	$9,306,497	$9,038,818

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$209,716	$34,388
Accounts payable	849,982	762,715
Accrued expenses	1,856,814	1,789,206
Due to related parties	86,614	83,718
Banking line of credit	309	50,379
Current portion of long-term debt	1,982	4,127
Notes payable, related parties	1,067,478	1,234,978
Notes payable, unrelated parties	726,718	231,756
Total Current Liabilities	4,799,613	4,191,267
LONG-TERM DEBT
Notes payable	21,070	21,073
Total Long-Term Debt	21,070	21,073
Total Liabilities	4,820,683	4,212,340
COMMITMENTS	--	--
STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 14,892,141 and 14,892,141 shares respectively issued and outstanding	14,892	14,892
Additional paid-in capital	30,862,628	30,862,628
Prepaid equity expense	(29,670)	(39,550)
Other comprehensive loss	(150,441)	(142,680)
Accumulated deficit	(26,211,595)	(25,868,812)
Total Stockholders' Equity	4,485,814	4,826,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,306,497	$9,038,818

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation

Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES, net	$2,822,201	$2,544,481
COST OF SALES, net	2,195,898	1,647,851
GROSS PROFIT	626,303	896,630

OPERATING EXPENSES
Salaries and wages	496,168	563,872
Professional fees	91,082	83,716
General and administrative	264,114	175,891
Depreciation and amortization	69,551	81,014
Total Operating Expenses	920,915	904,493

NET OPERATING LOSS	(294,612)	(7,863)

OTHER INCOME (EXPENSE)
Other income and (expense), net	-	1
Interest income (expense), net	(48,171)	(35,674)
Total Other Income (Expense)	(48,171)	(35,673)

Loss from continuing operations before income tax provision	(342,783)	(43,536)
Income Tax Provision (Benefit)	-	-

NET LOSS	$(342,783)	$(43,536)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,892,141	14,040,468

COMPREHENSIVE LOSS
A Summary of the components of other comprehensive (loss) for the periods ended March 31, 2011 and 2010 are as follows:

Net Loss	$ (342,783)	$ (43,536)
Other Comprehensive Income Loss	(7,761)	(90,772)
Comprehensive Loss	$ (350,544)	$ (134,308)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(342,783)	$(43,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,551	81,416
Changes in operating assets and liabilities:
Accounts receivable	(6,073)	--
Prepaid expenses	(73,706)	(26,071)
Inventory	(261,165)	88,691
Deposits	(411)	6,679
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	157,771	(5,684)
Net Cash Used in Operating Activities	(456,816)	101,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(550)	(206)
Purchases of property and equipment	(1,659)	(9,465)
Net Cash Used in Investing Activities	(2,209)	(9,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in overdraft	175,328	(265,305)
Proceeds from revolving bank line of credit	178,646	75,000
Payments on revolving bank line of credit	(228,716)	(174,994)
Payments on notes payable	(2,148)	(322)
Accrued interest included in related party note consolidation	27,462	--
Proceeds from notes payable - non related party	494,962	231,756
Proceeds from notes payable - related parties	100,000	130,000
Payments on notes payable -related parties	(294,962)	(131,756)
Net Cash Provided by Financing Activities	450,572	(135,621)

Effect of Foreign Currency on Cash	(7,761)	(59,063)

NET INCREASE (DECREASE) IN CASH	(16,214)	(102,861)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,124	256,200

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,910	$153,339

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$21,533	$35,675
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and results of the three month period ended March 31, 2011 and 2010.  These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 may not be indicative of results that may be expected for the fiscal year ending December 31, 2011.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for March 31, 2011 and 2010 were classified as follows:

	2011	2010
Raw Materials	$ 295,012	$ 199,790
Finished Goods	829,036	589,494
Total Inventory	1,124,048	789,284
Less Reserve for Obsolete Inventory	(27,079)	(77,079)
Total Inventory (net of reserve)	$ 1,096,969	$ 712,205

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the quarter plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the quarter.  The Company had no common stock equivalents at March 31, 2011 and 2010.

	March 31,
	2011	2010
Income (Loss) (Numerator)	$ (342,783)	$ (43,536)
Weighted Average Shares Outstanding – Basic (Denominator)	14,892,141	14,040,468
Per Share Amount – Basic	$ (0.02)	$ (0.00)

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 4 – RELATED PARTIES

On January 19, 2011 the Company set up a line of credit with a limit of $200,000 from a director with an interest rate of 10% and an expiration date of July 31, 2012. The Company borrowed $100,000 of the line of credit on January 19, 2011.

On January 19, 2011 the Company borrowed $394,962 from an unrelated party that paid off loans of $267,500 and accrued interest of $27,462 to a director leaving $100,000 available for operations.

NOTE 5 – UNRELATED PARTIES

During the current quarter the Company borrowed additional funds and issued notes to unrelated third parties as follows:

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$394,962	January 19, 2011	10%	July 31, 2012
$100,000	January 19, 2011	10%	July 31, 2012

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the Annual Report on Form 10-K for the year ended December 31, 2010 the Company has a working capital deficit of $3,084,184 a net operating loss of $399,106.  The Company also has an accumulated deficit as of March 31, 2011 of $26,211,595 (excluding other comprehensive loss), negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were issued.  Other than the events described below, we did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

On January 19, 2011 the Company set up a line of credit with a limit of $200,000 (Note 4) from a director with an interest rate of 10% and an expiration date of July 31, 2012. The Company borrowed the remaining $100,000 available in the line of credit on April 19, 2011.

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

During the first quarter of 2011 we experienced a sales growth trend that is continuing into the second quarter of 2011.  We have experienced a significant increase in sales in March 2011 as compared to February 2011 primarily as the result of the introduction of our new brand line “VERSATIVA” which is designed to improve our business opportunity for our independent distributors. The new brand line introduction “VERSATIVA” was critical to the enrollment of several experienced entrepreneurs in our industry.  We anticipate that the increase in sales will continue in the short term.

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

Liquidity and Capital Resources

During the three month period ended March 31, 2011 we invested in marketing and advertising to facilitate our expected growth.  At March 31, 2011, cash decreased to $161,910 and we recorded a net loss of $342,783 for the 2011 three month period.  We also had negative working capital of $3,357,921 at March 31, 2011.  Our net loss increase for March 31, 2011 compared to March 31, 2010 was directly related to the additional expenses related to our growth plan for 2011. The losses and negative working capital raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and manage expenses, improving profitability and the liquidity of ForeverGreen.

During the first quarter of 2011 we relied on our revenues and additional funding to fund operations along with a line of credit of $100,000, which is secured with the guarantee of two stockholders, and we also relied upon loans from related and third parties.  We are currently looking forward to and investing in the growth of our company thanks to the signing of several top industry leading entrepreneurs and their down-lines.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

Our total liabilities at March 31, 2011 were $4,820,683 compared to $4,212,340 at December 31, 2010.  The majority of the increase is reflected in notes payable increasing by $327,462, the remaining increases are in the bank overdraft, accounts payable and accrued expenses.  ForeverGreen International used these funds from these parties during 2011 to increase inventory and pay additional operational costs needed to support our expected growth.

ForeverGreen has two building leases for office, production warehouse space in Orem, Utah.  We are currently on a month to month lease for our office space at a monthly rent of $1,500.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs. ForeverGreen also has an office in Mexico with a one year lease paying $2,000 per month and an office in Colombia with a one year lease paying $840 per month. In 2011 ForeverGreen added an office in Costa Rica with a one year lease paying $1,500 per month. In April 2011 we added an office in Chile with a one year lease and monthly payments of $1,390.

Our total current liabilities at March 31, 2011 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable.   Our accounts payable of $849,982 are primarily related to vendor purchases.  Our accrued expenses of $1,856,814 are related to commissions payable, sales tax payable, foreign GST and VAT taxes payable, interest payable and payroll taxes payable.  We also carry notes payable of $1,794,196 related to loans from related parties as well as third parties.  These notes carry 10% interest and have due dates through January 31, 2012. (See Exhibit 10.5)

Accounts payable also include monetary settlements agreed to in two legal actions which will require the Company to make payments to third parties.  We are obligated to pay $120,000; twenty–four $5,000 monthly payments to resolve the settled litigation.

Results of Operations

The following chart summarizes the unaudited consolidated financial statements of ForeverGreen Worldwide at March 31, 2011 and 2010.  The consolidated unaudited balance sheets and unaudited statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Three month period ended March 31, 2011	Year ended Dec. 31, 2010
	(Unaudited)
Cash and cash equivalents	$ 161,910	$ 178,124
Total current assets	1,441,693	1,107,083
Total assets	9,306,497	9,038,818
Total current liabilities	4,799,613	4,191,267
Long-term debt	21,070	21,073
Total liabilities	4,820,683	4,212,340
Accumulated deficit	(26,211,595)	(25,868,812)
Total stockholders’ equity	$ 4,485,814	$ 4,826,478

	Three months ended March 31,
	2011	2010
SUMMARY OF OPERATING RESULTS	(Unaudited)	(Unaudited)
Revenues, net	$ 2,822,201	$ 2,544,481
Cost of sales	2,195,898	1,647,851
Gross profit	626,303	896,630
Total operating expenses	920,915	904,493
Net operating loss	(294,612)	(7,863)
Total other income (expense)	(48,171)	(35,673)
Income tax provision (benefit)	–	–
Net earnings (loss)	$ (342,783)	$ (43,536)
Net earnings (loss) per share (basic)	$ (0.02)	$ (0.00)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales; however, for the first quarter of 2011 net returns were .94%, down from 1.4% in 2010.  Sales for the first quarter of 2011 increased 9.84% compared to the same period in 2010. We attribute this increase to the signing of several top industry leaders.

Cost of sales consists primarily of sales commissions paid to our Distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 78% of revenues for the first quarter of 2011 compared to 69% of revenues for 2010.  The 2011 increase in mostly attributable to the rising fuel costs which are passed on to us through our shipping and handling costs, along with increased costs paid for our distributor commissions.

Total operating expenses increased 1.8% for the first quarter of 2011 to $920,915 compared to $904,493 the same period in 2010. This increase is mostly attributable to the traveling costs associated with increased distributor and company activities.  In 2009 a goodwill impairment of $5,777,627 was recorded, but no goodwill impairment was needed in 2010, or to date in 2011.  General and administrative expenses increased by $88,223 compared to the first quarter of 2010. This is due to increased advertising, marketing, and travel expenses associated with distributor and company activities. Salaries and wages decreased in 2011 compared to the same period in 2010 by $67,704 as a result of management’s effort to control staff costs in relation to our revenues.  Professional fees slightly increased for March 31, 2011 compared to the same period in 2010 by $7,366.  Depreciation and amortization decreased in the first quarter of 2011 compared to 2010 by $11,463 due to no additional assets being purchased in 2010 or to date in 2011.

We experienced an increase of 9.84% in revenues of $277,720 in the first quarter of 2011 compared to the same period in 2010. Our net loss for the first quarter of 2011 was $342,783, and a net loss per share of $0.02.  This compares to a net loss in the first quarter of 2010 of $43,536, and a net loss per share of $0.00. This is due to management decisions to support increased distributor sign ups and leader enrollments to facilitate our expected growth throughout 2011. We expect by the end of this fiscal year our percentage of expenses to revenues will be closer to what they were at year end 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were ineffective due to the late filing of our December 31, 2010 Form 10-K.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the  quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: May 23, 2011
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: May 23, 2011

14