Form 10-K/A
period 2010-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2011-06-07
CIK 1091983

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

The number of shares outstanding of the registrant’s common stock as of June 3, 2011 was 14,892,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

3

Item 8.  Financial Statements and Supplementary Data

7

PART IV

Item 15.  Exhibits, Financial Statement Schedules

31

Signatures

32

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this annual report for the year ended December 31, 2009 to recognize an impairment of goodwill for the years ended December 31, 2008 and 2009 and to include audited financial statements for all periods presented.  Other than the changes resulting from that impairment, this report does not include subsequent events.

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

Liquidity and Capital Resources

At December 31, 2009 we had cash of $256,200, with a working capital deficit of $3,038,535.  We recorded revenues of $12,090,051 for 2009, but recorded a net loss of $3,391,669 of which $2,052,621 was a non-cash write off of goodwill (See “Critical Accounting Estimates,” below).  During 2009 we financed our operations with revenues, proceeds from bank loans and loans from related parties totaling $685,000.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.  However, management has reduced our operating costs by reducing overhead and staff, and we have made salary adjustments.  Management is also negotiating with our key vendors to reduce costs.  During 2009 we have introduced new logistic, sales and distribution software that will reduce computer costs going forward.   New products have been and will continue to be introduced to bolster Member recruiting and product sales.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs; however, we cannot guarantee that we will be able to return to profitability in the short term.

Our total assets decreased to $9,386,722 at December 31, 2009 compared to $12,733,797 at December 31, 2008. The decrease is primarily due to an impairment of goodwill of $2,052,621 (See “Critical Accounting Estimates,” below).

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

Our total liabilities at December 31, 2009 were $4,193,409 compared to $4,096,024 at December 31, 2008.  The changes were primarily due to accounts payable decreasing by $700,255 which is a direct reflection of our decrease in inventory as stated earlier and current notes payable increased by $551,694 as a result of loans provided by related parties totaling $685,000, of which $157,500 was repaid in 2009 along with an addition of accrued interest totaling $24,234.  ForeverGreen International borrowed these funds from these related parties during 2009 to support the introduction of new product launches, develop and bring in house our own logistic, sales and distributor software and systems, and operating expenses to manage through the worldwide economic downturn.

Accounts payable also includes a monetary settlement agreed to in a legal action which will require the Company to make payments to a third party.  We are obligated to pay $40,000 as of June 2011 and will make eight $5,000 monthly payments to resolve this litigation.

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

	Year ended December 31
	2009	2008
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 256,200	$ 142,704
Total current assets	1,131,000	2,095,907
Total assets	9,386,722	12,733,797
Total current liabilities	4,169,535	4,069,845
Long-term debt	23,874	26,179
Total liabilities	4,193,409	4,096,024
Accumulated deficit	(25,469,706)	(22,078,037)
Total stockholders’ equity	$ 5,193,313	$ 8,637,773

SUMMARY OF OPERATING RESULTS
Revenues, net	$ 12,090,051	$ 21,749,773
Cost of sales	8,586,553	16,406,581
Gross profit	3,503,498	5,343,192
Total operating expenses	6,795,786	10,116,499
Net operating loss	(3,292,287)	(4,773,307)
Total other income (expense)	(99,381)	(24,201)
Income tax provision (benefit)	–	--
Net earnings (loss)	$ (3,391,669)	$ (4,797,508)
Net earnings (loss) per share (basic)	$ (0.24)	$ (0.34)

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

Total operating expenses decreased for 2009 compared to 2008 by $3,320,713 primarily as the result of recognizing impairments of goodwill of $3,725,006 in 2008 and $2,052,621 in 2009.  General and administrative expenses decreased by $704,788 as management reduced its marketing, travel, and administrative expenses like supplies, insurance, and telephone costs

Salaries and wages decreased in 2009 compared to 2008 by $893,187 as a result of the executives and higher management taking an average salary reduction of more than 15% in 2009. Also, as revenues continued to be slower in 2009 compared to 2008, necessary layoffs were made in 2009.

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

As a result of decreased revenues and a worldwide economic downturn in 2009, combined with a recognition of impairment of goodwill, we recorded a net loss for 2009 of $3,391,669 and a net loss per share of $0.24, as compared to a net loss of $4,797,508 in 2008 and $0.34 net loss per share.

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

We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The amortization for 2009 was $85,590 compared to $85,590 for 2008.

We recorded impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The company did an annual analysis for the period ended December 31, 2009 and determined no adjustment to long-lived assets was needed.

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

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as customer lists and proprietary formulas. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  For the year ended December 2009 we recognized a $2,052,621 impairment of goodwill compared to $3,725,006 for the year ended December 31, 2008.

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

14-30

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

/s/ Morrill & Associates

Morrill & Associates

Bountiful, Utah 84010

June 3, 2011

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$ 256,200	$ 142,704
Accounts receivable, net	13,448	-
Prepaid expenses and other	60,458	85,962
Inventory	800,894	1,867,241
Total Current Assets	1,131,000	2,095,907

PROPERTY AND EQUIPMENT, net	481,426	719,058

OTHER ASSETS
Deposits and other assets	98,898	99,486
Trademarks, net of amortization	54,814	60,551
Customer base - net of amortization	599,130	684,720
Goodwill	7,021,454	9,074,075
Total Other Assets	7,774,296	9,918,832
TOTAL ASSETS	$ 9,386,722	$ 12,733,797

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 189,822	$ 238,475
Accounts payable	1,158,896	1,859,151
Accrued expenses	1,423,467	1,260,605
Due to related parties	132,209	-
Banking line of credit	100,368	100,000
Current portion of long-term debt	3,079	1,614
Notes payable, related parties	1,161,694	610,000
Total Current Liabilities	4,169,535	4,069,845

LONG-TERM DEBT
Notes payable	23,874	26,179
Total Long-Term Debt	23,874	26,179

Total Liabilities	4,193,409	4,096,024
COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000
shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,342,141 and 13,992,141
shares respectively issued and outstanding	14,342	13,992
Additional paid-in capital	30,806,346	30,742,153
Prepaid equity expense	(45,807)	(19,245)
Other comprehensive loss	(111,862)	(21,090)
Accumulated deficit	(25,469,706)	(22,078,037)
Total Stockholders' Equity	5,193,313	8,637,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,386,722	$ 12,733,797

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2009	2008
	(Restated)	(Restated)

REVENUES, net	$ 12,090,051	$ 21,749,773
COST OF SALES, net	8,586,553	16,406,581

GROSS PROFIT	3,503,498	5,343,192

OPERATING EXPENSES
Salaries and wages	2,755,117	3,648,304
Professional fees	544,182	638,690
General and administrative	1,106,114	1,810,902
Depreciation and amortization	337,751	293,597
Impairment to goodwill	2,052,621	3,725,006

Total Operating Expenses	6,795,785	10,116,499

NET OPERATING LOSS	(3,292,287)	(4,773,307)

OTHER INCOME (EXPENSE)
Gain on sale of assets	10,492	5,835
Other income and (expense), net	46	--
Interest income (expense), net	(109,920)	(30,036)

Total Other Income (Expense)	(99,382)	(24,201)

Loss from continuing operations before income tax provision	(3,391,669)	(4,797,508)

Income Tax Provision (Benefit)	-	-

NET LOSS	$ (3,391,669)	$ (4,797,508)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.24)	$ (0.34)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,040,468	13,924,006

COMPREHENSIVE LOSS
A Summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2009 and 2008 are as follows:

Net Loss	(3,391,669)	(4,797,508)

Other Comprehensive Income Loss	(90,772)	(31,398)

Comprehensive Loss	(3,482,441)	(4,828,906)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2008 and 2009 (Restated)

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, December 31, 2007	--	$ --	13,904,014	$ 13,904	$ 30,668,761	$ (17,280,529)	$ 10,308	$ --

Shares issued for services
at $1.42 per share	--	--	25,127	25	35,655	--	--	(15,124)

Shares issued for services
at $0.60 per share	--	--	63,000	63	37,737	--	--	(31,500)

Amortization of prepaid expenses	--	--	--	--	--	--	--	27,379

Foreign currency translation	--	--	--	--	--	--	(31,398)	--

Net loss for the period ended
December 31, 2008	--	--	--	--	--	(4,797,508)	--	--

Balance, December 31, 2008	--	--	13,992,141	13,992	30,742,153	(22,078,037)	(21,090)	(19,245)

Shares issued for services
at $.20 per share	--	--	180,000	180	35,392	--	--	(35,572)

Shares issued for services
at $.17 per share	--	--	170,000	170	28,801	--	--	(28,971)
Amortization of prepaid expenses	--	--	--	--	--	--	--	37,981

Foreign currency translation	--	--	--	--	--	--	(90,772)	--

Net loss for the period ended
December 31, 2009	--	--	--	--	--	(3,391,669)	--	--

Balance, December 31, 2009	--	$ --	14,342,141	$ 14,342	$ 30,806,346	$ (25,469,706)	$ (111,862)	$ (45,807)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2009	2008
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,391,669)	$ (4,797,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337,751	293,597
Amortization of prepaid expenses (equity)	19,378	-
Common stock issued for services rendered	64,543	42,216
Gain on sale of property and equipment	10,492	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets
Prepaid expenses	1,029	191,223
Inventory	1,066,346	(920,914)
Deposits	14,036	(1,004)
Impairment of goodwill	2,052,621	3,725,006
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(708,334)	1,208,182
Net Cash Used in Operating Activities	(533,807)	(259,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(1,102)	(20,519)
Purchases of property and equipment	(3,619)	(389,468)
Net Cash Used in Investing Activities	(4,721)	(409,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	189,822	114,644
Proceeds from revolving bank line of credit	885,044	1,880,043
Payments on revolving bank line of credit	(882,923)	(1,780,043)
Payments on notes payable	(881)	(1,735)
Accrued interest included in related party note consolidation	24,234	-
Proceeds from notes payable - Related Parties	685,000	850,000
Payments on notes payable -related parties	(157,500)	(240,000)
Net Cash Provided by Financing Activities	742,796	822,909

Effect of Foreign Currency on Cash	(90,772)	(31,398)

NET INCREASE IN CASH	113,496	122,322

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	142,704	20,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 256,200	$ 142,704

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)

For the Year Ended
December 31,
	2009	2008
	(Restated)	(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$ 38,344	$ 7,670
Income taxes	$ -	$ -

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

	December 31,
	2009	2008
Income (Loss) Numerator	$ (3,391,669)	$ (4,797,508)
Shares (Denominator)	14,040,468	13,924,006

Per Share Amount	$ (0.24)	$ (0.34)

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

December 31, 2009 and 2008

(Restated)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

e. Provision for Income Taxes - continued

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

	2009	2008
Income Tax at federal statutory rate	$ (1,153,167)	$ (1,631,152)
State income tax benefit	(111,538)	(157,729)
Non-deductible expenses	11,731	39,247
Change in estimate from prior year	0	(62,493)
Change in valuation allowance	149,267	455,481
	$ (1,103,707)	$ (1,356,646)

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	$ 10,100	$ 47,165
Accrued vacation	26,668	38,717
	$ 36,768	$ 85,882

Long-term
Depreciation and amortization	$ (65,549)	$ 50,780
Net operating loss carryforwards	6,643,529	6,328,819
	$ 6,577,980	$ 6,379,599

Total deferred tax assets	6,614,748	6,465,481

Valuation Allowance	$ (6,614,748)	$ (6,465,481)
	$ --	$ --

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2009 and 2008.  Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions.  As of December 31, 2009 and 2008, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $17,811,070.  These carryforwards are available to offset future taxable income, if any, and begin to expire in 2019.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the business unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets, such as customer lists and proprietary formulas.  If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In accordance with FASB ASC 350-20, the Company performed a goodwill impairment test for 2008 and 2009 and concluded that the current implied fair value of the Company was $7,021,454 for 2009, which exceeds the recorded value of goodwill of $9,074,075 for 2008.  Therefore, a $2,052,621 impairment of goodwill is required in 2009 and a $3,725,006 was required for 2008.

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

n. Intangible Assets - continued

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

NOTE 8 – ALLOCATION OF PURCHASE CONSIDERATION IN BUSINESS COMBINATIONS

The Company accounts for its investments in its subsidiaries using the equity method of accounting.  The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill.  On January 15, 2006 the Company purchased a 23% share of ForeverGreen International LLC, by issuing 1,266,667 post split

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 8 – ALLOCATION OF PURCHASE CONSIDERATION IN BUSINESS COMBINATIONS - continued

shares of common stock at $1.80 per share for a value of $2,280,000.  On December 31, 2007 the Company purchased the remaining 77% of ForeverGreen International LLC, by issuing 5,240,549 post split shares at $1.75 per share for a value of $9,170,961.

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

The Company borrowed $50,000 from a director on Feb 28, 2008 which was paid back on March 3, 2008. The Company borrowed $150,000 from the director on March 7, 2008 secured by a note that carries interest at 8% per annum and was payable on May 7, 2008.   On July 1, 2008 the Company amended this note from the director to postpone the due date to November 5, 2008 and borrowed an additional $100,000 on that note. On November 10, 2008 the Company executed a third amendment of this note from the director to postpone the due date with a new payment schedule and borrowed an additional $200,000. On December 10, 2008 the Company did a fourth amendment of this note from the director that increased interest to 10% and postponed the payment schedule through September 2009 and borrowed an additional $150,000. Throughout the year $115,000 in payments were made on these notes.  The Company borrowed $75,000 from the director on August 11, 2008 secured by a note that carries interest at 9% per annum that is payable on October 31, 2008 which was paid off according to the terms of the note.   The Company borrowed $62,500 from the board member and another $62,500 from a different director on June

 FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 9 - RELATED PARTY TRANSACTIONS – CONTINUED

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

During 2009 and 2008, directors loaned the Company $685,000 and $810,000, respectively.  The balance payable to the directors at December 31, 2009 and 2008 was $1,161,694 and $610,000, respectively. These notes had accrued interest at a rates ranging from 8% to 10% that totaled $92,101 and $26,545 for the periods ended December 31, 2009 and 2008.

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

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS - CONTINUED

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

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $3,038,535 a net operating loss of $3,391,669 and accumulated deficit of $25,469,706 (excluding other comprehensive loss) at December 31, 2009, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 14 – RESTATED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2008 and 2009 were restated to reflect issues identified during a regulatory review of the financial statements.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Pursuant to FASB ASC 350-20 the Company performed a two step analysis to determine the value of goodwill.  The Company did not satisfy step one of the analysis and is required to rely upon step two of the analysis.  The step two analysis determines the implied fair market value of the Company by subtracting the unrecognized in-house intangible asset valuation, based upon the value of customer lists and proprietary formulas, from the net book value of the Company.  This analysis resulted in an implied fair market value of $9,074,075 which is less than the $12,799,081 goodwill recorded.  Accordingly, the Company recognized an impairment of $3,725,006 for the year ended December 31, 2008. The restatement in 2008 required an additional restatement in 2009 and this analysis resulted in an implied fair market value of $7,021,454 which is less than the $9,074,075 restate goodwill recorded for 2008.  Accordingly, the Company recognized a restated impairment of $2,052,621 for the year ended December 31, 2009.

The Company has expanded or changed footnote disclosures included in Note 1 and Note 12.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 14 – RESTATED FINANCIAL STATEMENTS - CONTINUED

RESTATEMENT CHANGES

	For the year ended December 31,
	2009	2009	Change
	(Restated)	(As previously
		filed)

STATEMENTS OF OPERATIONS

OPERATING EXPENSES
Impairment to goodwill	$2,052,621	$5,777,627	$(3,725,006)

NET LOSS	$(3,391,669)	$(7,116,675)	$3,725,006

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.24)	$(0.51)	$(0.27)

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2009 are as follows:

Net Loss	$(3,391,669)	$(7,116,675)	$(3,725,006)

Other Comprehensive Income Loss	(90,722)	(90,722)	0

Comprehensive Loss	$(3,482,441)	$(7,207,447)	$(3,725,006)

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Restated)

NOTE 14 – RESTATED FINANCIAL STATEMENTS - CONTINUED

	For the year ended December 31,
	2008	2008	Change
	(Restated)	(As previously
BALANCE SHEETS		filed)

ASSETS
OTHER ASSETS
Goodwill	$9,074,075	$12,799,081	$(3,725,006)

TOTAL ASSETS	$12,733,797	$16,458,803	$(3,725,006)

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Accumulated deficit	$(22,078,037)	$(18,353,031)	$(3,725,006)
Total Stockholders' Equity	8,637,773	12,362,779	(3,725,006)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,733,797	$16,458,803	$(3,725,006)

STATEMENTS OF OPERATIONS

OPERATING EXPENSES
Impairment to goodwill	$3,725,006	$0	$3,725,006

NET LOSS	$(4,797,508)	$(1,072,502)	$(3,725,006)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.34)	$(0.08)	$(0.26)

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2008 are as follows:

Net Loss	$(4,797,508)	$(1,072,502)	$(3,725,006)

Other Comprehensive Income Loss	(31,398)	(31,398)	0

Comprehensive Loss	$(4,828,906)	$(1,103,900)	$(3,725,006)

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K Williams Ronald K. Williams, President	Date: June 6, 2011