Form 10-K/A
period 2010-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2011-06-09
CIK 1091983

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

The number of shares outstanding of the registrant’s common stock as of June 9, 2011 was 14,892,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

3

Item 8.  Financial Statements and Supplementary Data

7

PART IV

Item 15.  Exhibits, Financial Statement Schedules

29

Signatures

30

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on December 28, 2010, the Company received written staff comments regarding our annual report on Form 10-K for the year ended December 31, 2009.  The comments requested information on the policies and methods we rely upon for testing goodwill.  We evaluated our policies and methods and determined that an adjustment to the value of goodwill in that report was required.  As a result, on June 7, 2011, we filed an Amendment No. 2 to the Form 10-K for the period ended December 31, 2009.  In the amended report we recognized an impairment of goodwill in 2008 and 2009.  Accordingly, we have amended this 2010 annual report to reflect the restated financial statements for the year ended December 31, 2009.  Other than the changes resulting from restated financial statements, the disclosures in this amended report do not include subsequent events.

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

Our total assets decreased to $9,038,818 at December 31, 2010 compared to $9,386,722 at December 31, 2009. The decrease is primarily due to an increase in payments to vendors.

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

	Year ended December 31
	2010	2009
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 178,124	$ 256,200
Total current assets	1,107,083	1,131,000
Total assets	9,038,818	9,386,722
Total current liabilities	4,191,267	4,169,535
Long-term debt	21,073	23,874
Total liabilities	4,212,340	4,193,409
Accumulated deficit	(25,868,812)	(25,469,706)
Total stockholders’ equity	$ 4,826,478	$ 5,193,313

	Year ended December 31
	2010	2009
SUMMARY OF OPERATING RESULTS
Revenues, net	$ 10,620,700	$ 12,090,051
Cost of sales	7,358,821	8,586,553
Gross profit	3,261,879	3,503,498
Total operating expenses	3,538,858	6,795,785
Net operating loss	(276,979)	(3,292,287)
Total other income (expense)	(122,127)	(99,382)
Income tax provision (benefit)	–	–
Net earnings (loss)	$ (399,106)	$ (3,391,669)
Net earnings (loss) per share (basic)	$ (0.03)	$ (0.24)

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

Total operating expenses decreased for 2010 compared to 2009 by $3,256,927.  In 2009 a goodwill impairment of $2,052,621 was recorded, but no goodwill impairment was needed in 2010.  General and administrative expenses decreased by $305,802 as management reduced its marketing, travel, supplies, insurance, and telephone costs.  Salaries and wages decreased in 2010 compared to 2009 by $743,494 as a result of management’s effort to control staff costs in relation to our revenues.  Professional fees decreased for 2010 compared to 2009 by $142,652 again as a result of management’s continued efforts to reduce costs in relation to our revenues.  Depreciation and amortization decreased in 2010 compared to 2009 by $12,358 due to no additional assets being purchased in 2010.

Total other expense for 2010 and 2009 was related to interest expense on loans and a settlement with Publishing Plus which created a gain on settlement of $70,953.

We experienced decreased revenues resulting from a worldwide economic downturn in 2010 and management controlled costs and expenses resulting in a net loss of $399,106 and a net loss per share of $0.03.   This net loss was significantly smaller than the net loss for 2009 of $3,391,669 and $0.24 net loss per share primarily due to the recognition of impairment of goodwill and higher operating costs.

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

The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as customer lists and proprietary formulas. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In the event that an impairment indicator arises prior to our annual impairment test of goodwill, we will provide a full test relative to the indicator in the period that the indicator is present.  For the year ended December 31, 2009 we recognized a $2,052,621 impairment of goodwill and for the year ended December 31, 2010 we did not recognize impairment of goodwill.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Restated)

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

As discussed in Note 15, the accompanying consolidated financial statements have been restated.

/s/ Morrill & Associates

Morrill & Associates

Bountiful, Utah 84010

June 3, 2011

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets
	December 31,	December 31,
ASSETS	2010	2009
		(Restated)
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

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2010	2009
		(Restated)

REVENUES, net	$ 10,620,700	$ 12,090,051
COST OF SALES, net	7,358,821	8,586,553

GROSS PROFIT	3,261,879	3,503,498

OPERATING EXPENSES
Salaries and wages	2,011,623	2,755,117
Professional fees	401,530	544,182
General and administrative	800,312	1,106,114
Depreciation and amortization	325,393	337,751
Impairment of goodwill	-	2,052,621

Total Operating Expenses	3,538,858	6,795,785

NET OPERATING LOSS	(276,979)	(3,292,287)

OTHER INCOME (EXPENSE)
Gain on settlement	70,953	-
Gain on sale of assets	-	10,492
Other income and (expense), net	-	46
Interest income (expense), net	(193,080)	(109,920)

Total Other Income (Expense)	(122,127)	(99,382)

Loss from continuing operations before income tax provision	(399,106)	(3,391,669)
Income Tax Provision (Benefit)	-	-

NET LOSS	$ (399,106)	$ (3,391,669)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.03)	$ (0.24)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,346,674	14,040,468

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2010 and 2009 is as follows:

Net Loss	$ (399,106)	$ (3,391,669)

Other Comprehensive Income Loss	(30,818)	(90,772)

Comprehensive Loss	$ (429,924)	$ (3,482,441)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2009 (Restated) and 2010

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, December 31, 2008	--	$ --	13,992,141	$ 13,992	$ 30,742,153	$ (22,078,037)	$ (21,090)	$ (19,245)

Shares issued for services
at $.20 per share	--	--	180,000	180	35,392	--	--	(35,572)

Shares issued for services
at $.17 per share	--	--	170,000	170	28,801	--	--	(28,971)

Amortization of prepaid expenses	--	--	--	--	--	--	--	37,981

Foreign currency translation	--	--	--	---	--	--	(90,772)	--

Net loss for the period ended
December 31, 2009	--	--	--	--	--	(3,391,669)	--	--

Balance, December 31, 2009	--	$ --	14,342,141	$ 14,342	$ 30,806,346	$ (25,469,706)	$ (111,862)	$ (45,807)

Shares issued for services
$.10 per share	--	--	550,000	550	56,282	--	--	(56,832)

Amortization of prepaid expenses	--	--	--	--	--	--	--	63,089

Foreign currency translation	--	--	--	--	--	--	(30,818)	--

Net loss for the period ended
December 31, 2010	--	--	--	--	--	(399,106)	--	--

Balance, December 31, 2010		$ --	14,892,141	$ 14,892	$ 30,862,628	$ (25,868,812)	$ (142,680)	$ (39,550)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (399,106)	$ (3,391,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,393	337,751
Common stock issued for services rendered	56,832	64,543
Gain on settlement	(70,953)	-
Gain on sale of property and equipment	-	10,492
Changes in operating assets and liabilities:
Accounts receivable	(65,383)	-
Prepaid expenses	52,390	20,407
Inventory	(34,910)	1,066,346
Deposits	15,989	14,036
Impairment of goodwill	-	2,052,621
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(197,801)	(708,334)
Net Cash Used in Operating Activities	(317,549)	(533,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(435)	(1,102)
Purchases of property and equipment	(16,920)	(3,619)
Net Cash Used in Investing Activities	(17,355)	(4,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	34,388	189,822
Proceeds from revolving bank line of credit	342,449	885,044
Payments on revolving bank line of credit	(392,438)	(882,923)
Payments on notes payable	(1,753)	(881)
Accrued interest included in related party note consolidation	-	24,234
Proceeds from notes payable – related parties	205,000	685,000
Proceeds from notes payable – non related parties	231,756	-
Payments on notes payable - related parties	(131,756)	(157,500)
Net Cash Provided by Financing Activities	287,646	742,796

Effect of Foreign Currency on Cash	(30,818)	(90,772)

NET INCREASE IN CASH	(78,076)	113,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,200	142,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 178,124	$ 256,200

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2010	2009
		(Restated)
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

	December 31,
	2010	2009
Income (Loss) Numerator	$ (399,106)	$ (4,797,508)
Shares (Denominator)	13,969,860	14,040,468

Per Share Amount	$ (0.03)	$ (0.34)

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

December 31, 2010 and 2009

(Restated)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

e. Provision for Income Taxes - continued

The income tax provision reconciled to the tax computed at the federal statutory rate of 34% as follows:

	2010	2009
Income Tax at federal statutory rate	$ (135,696)	$ (1,153,167)
State income tax benefit	(12,582)	(111,538)
Non-deductible expenses	17,848	11,731
Change in estimate from prior year	0	0
Change in valuation allowance	472,043	149,267
	$ 341,613	$ (1,103,707)

Deferred tax assets (liabilities) are as follows:

Current
Inventory reserves	$ 10,100	$ 10,100
Accrued vacation	22,196	26,668
	$ 32,296	$ 36,768

Long-term
Depreciation and amortization	$ (18,476)	$ (65,549)
Net operating loss carryforwards	9,298,049	6,643,529
	$ 9,279,573	$ 6,577,980

Total deferred tax assets	9,311,869	6,614,748

Valuation Allowance	$ (9,311,869)	$ (6,614,748)
Net	$ -	$ -

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

(Restated)

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

In testing for a potential impairment of goodwill, the estimated fair value of the business unit is compared with book value, including goodwill.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the business unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets, such as customer lists and proprietary formulas.  If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.  In accordance with FASB ASC 350-20, the Company performed a goodwill impairment test for 2009 and concluded that the current implied fair value of the Company was $7,021,454, which exceeds the recorded value of goodwill of $9,074,075.  Therefore, a $2,052,621 impairment of goodwill was required.  The Company performed a goodwill impairment test for 2010 and concluded that the current implied fair value of the Company was $7,334,570 and impairment of goodwill was not required.

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

December 31, 2010 and 2009

(Restated)

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

(Restated)

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

December 31, 2010 and 2009

(Restated)

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

During 2010 and 2009, directors loaned the Company $205,000 and $685,000, respectively.  The balance payable to the directors at December 31, 2010 and 2009 was $1,234,978 and $1,161,694, respectively. These notes had accrued interest at rates ranging from 8% to 10% that totaled $131,360 and $92,101 for the periods ended December 31, 2010 and 2009.

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

December 31, 2010 and 2009

(Restated)

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

(Restated)

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

The Company is reviewing the cost structure and has implemented cost saving measures that have begun to reduce overhead which have included staff reductions and salary adjustments.  The Company is

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Restated)

NOTE 13 – GOING CONCERN – CONTINUED

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

AMOUNT	ORIGINATION DATE	INTEREST RATE	DUE DATE
$45,000	July 22, 2009	10%	November 30, 2009
$45,000	August 21, 2009	10%	November 30, 2009
$17,500	August 21, 2009	10%	September 28, 2009 Original note amount $35,000
$40,000	January 07, 2010	10%	February 20, 2010
$40,000	January 20, 2010	10%	March 15, 2010
$50,000	March 15, 2010	10%	April 30, 2010
$30,000	October 07, 2010	10%	September 30, 2012

NOTE 15 – RESTATED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2009 were restated to reflect issues identified during a regulatory review of the financial statements.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Pursuant to FASB ASC 350-20 the Company performed a two step analysis to determine the value of goodwill.  The Company did not satisfy step one of the analysis and is required to rely upon step two of the analysis.  The step two analysis determines the implied fair market value of the Company by subtracting the unrecognized in-house intangible asset valuation, based upon the value of customer lists and proprietary formulas, from the net book value of the Company.  This analysis resulted in an implied fair market value of $7,021,454 which is less than the $9,074,075 goodwill recorded.  Accordingly, the Company recognized an impairment of $2,052,621 for the year ended December 31, 2009.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(Restated)

NOTE 15 – RESTATED FINANCIAL STATEMENTS - CONTINUED

The Company has expanded or changed footnote disclosures included in Note 1 and Note 12.

RESTATEMENT CHANGES

	For the year ended December 31,
	2009	2009	Change
	(Restated)	(As previously
		filed)

STATEMENTS OF OPERATIONS

OPERATING EXPENSES
Impairment to goodwill	2,052,621	5,777,627	(3,725,006)

NET LOSS	$(3,391,669)	$(7,116,675)	$3,725,006

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.24)	$(0.51)	$(0.27)

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2009 are as follows:

Net Loss	(3,391,669)	(7,116,675)	(3,725,006)

Other Comprehensive Income Loss	(90,722)	(90,722)	0

Comprehensive Loss	$(3,482,441)	$(7,207,447)	$(3,725,006)

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 7 through 28.

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

16

Letter of agreement from Chisholm, Bierwolf, Nilson & Morrill, LLC, dated May 12, 2011 (Filed May 16, 2011)

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K Williams Ronald K. Williams, President	Date: June 9, 2011