Form 10-Q
period 2011-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2011-08-12
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 1, 2011 was 14,892,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

11

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

12

Item 6.  Exhibits

13

Signatures

14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month period ended June 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month period ended June 30, 2011, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

(Unaudited)

June 30, 2011 and 2010

ForeverGreen Worldwide Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$78,298	$178,124
Accounts Receivable, net	135,328	78,831
Prepaid expenses and other	161,837	14,324
Inventory	1,057,840	835,804
Total Current Assets	1,433,303	1,107,083
PROPERTY AND EQUIPMENT, net	174,242	264,887
OTHER ASSETS
Deposits and other assets	84,397	82,909
Trademarks, net of amortization	45,507	48,945
Customer base - net of amortization	477,878	513,540
Goodwill	7,021,454	7,021,454
Total Other Assets	7,629,236	7,666,848

TOTAL ASSETS	$9,236,781	$9,038,818

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$190,928	$34,388
Accounts payable	765,899	762,715
Accrued expenses	1,758,726	1,789,206
Due to related parties	80,007	83,718
Banking line of credit	59,998	50,379
Current portion of long-term debt	2,007	4,127
Notes payable, related parties	1,167,478	1,234,978
Notes payable, unrelated parties	926,718	231,756
Total Current Liabilities	4,951,761	4,191,267
LONG-TERM DEBT
Notes payable	21,841	21,073
Total Long-Term Debt	21,841	21,073
Total Liabilities	4,973,602	4,212,340
COMMITMENTS	--	--
STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 14,892,141 and 14,892,141 shares respectively issued and outstanding	14,892	14,892
Additional paid-in capital	30,862,628	30,862,628
Prepaid equity expense	(11,133)	(39,550)
Other comprehensive loss	(186,145)	(142,680)
Accumulated deficit	(26,417,063)	(25,868,812)
Total Stockholders' Equity	4,263,179	4,826,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,236,781	$9,038,818

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation

Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES, net	$3,481,814	$2,423,082	$6,304,015	$4,967,563
COST OF SALES, net	2,641,037	1,680,972	4,836,935	3,328,525

GROSS PROFIT	840,777	742,110	1,467,080	1,639,038

OPERATING EXPENSES
Salaries and wages	553,722	435,544	1,049,890	999,416
Professional fees	195,921	120,240	287,002	204,255
General and administrative	180,807	161,526	448,049	337,416
Depreciation and amortization	63,729	79,693	130,153	160,707
Total Operating Expenses	994,179	797,003	1,915,094	1,701,794

NET OPERATING LOSS	(153,402)	(54,893)	(448,014)	(62,756)

OTHER INCOME (EXPENSE)
Other Income and (expense), net	-	-	-	-
Interest income (expense), net	(52,066)	(40,534)	(100,237)	(76,203)
Total Other Income (Expense)	(52,066)	(40,534)	(100,237)	(76,203)

Loss from continuing operations before income tax provision	(205,468)	(95,427)	(548,251)	(138,959)
Income Tax Provision (Benefit)	-	-	-	-

NET LOSS	$ (205,468)	$ (95,427)	$ (548,251)	$ (138,959)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,892,141	14,002,107	14,892,141	14,002,107

COMPREHENSIVE LOSS

A Summary of the components of other comprehensive (loss)for the fiscal years ended June 30, 2011and 2010 are as follows:

Net Loss	(205,468)	(95,427)	(548,251)	(138,959)
Other Comprehensive Income Loss	(35,704)	(6,513)	(43,465)	(17,779)
Comprehensive Loss	(241,172)	(101,940)	(591,716)	(156,738)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(548,251)	$(138,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	133,280	160,895
Changes in operating assets and liabilities:
Accounts receivable	(56,497)	--
Prepaid expenses	(119,096)	59,752
Inventory	(222,036)	44,215
Deposits	(938)	(85)
Accounts payable and accrued expenses	(31,005)	(338,655)
Net Cash Used in Operating Activities	(844,543)	(212,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(550)	(435)
Purchases of property and equipment	(3,536)	(11,217)
Net Cash Used in Investing Activities	(4,086)	(11,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	156,540	(214,521)
Proceeds from revolving bank line of credit	434,610	174,648
Payments on revolving bank line of credit	(424,992)	(174,994)
Payments on notes payable	(1,352)	(322)
Proceeds from notes payable - non related party	694,963	231,756
Proceeds from notes payable - related parties	200,000	130,000
Payments on notes payable -related parties	(267,500)	(131,756)
Net Cash Provided by Financing Activities	792,269	14,811

Effect of Foreign Currency on Cash	(43,466)	(17,779)

NET INCREASE (DECREASE) IN CASH	(99,826)	(227,457)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,124	256,200

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,298	$28,743

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$10,415	$76,208
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of ForeverGreen Worldwide Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited interim consolidated financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and results of the three and six month periods ended June 30, 2011 and 2010.  These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and six months ended June 30, 2011 may not be indicative of results that may be expected for the fiscal year ending December 31, 2011.

NOTE 2 – INVENTORIES

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis.   Inventories for June 30, 2011 and December 31, 2010 were classified as follows:

	2011	2010
Raw Materials	$ 244,995	$ 356,133
Finished Goods	839,924	506,750
Total Inventory	1,084,919	862,883
Less Reserve for Obsolete Inventory	(27,079)	(27,079)
Total Inventory (net of reserve)	$ 1,057,840	$ 835,804

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of loss per common share is based on the weighted average number of shares outstanding during the quarter plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the quarter.  The Company had no common stock equivalents at June 30, 2011 and June 30, 2010.

	June 30,
	2011	2010
Income (Loss) (Numerator)	$ (548,251)	$ (138,959)
Weighted Average Shares Outstanding – Basic (Denominator)	14,892,141	14,002,107
Per Share Amount – Basic	$ (0.04)	$ (0.01)

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2011 and 2010

(Unaudited)

NOTE 4 – RELATED PARTIES

On January 19, 2011 the Company set up a line of credit with a limit of $200,000 from a director with an interest rate of 10% and an expiration date of July 31, 2012. The Company borrowed $100,000 the line of credit on January 19, 2011, and borrowed the remaining $100,000 on April 19, 2011.

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

On May 3, 2011 the Company set up a line of credit with a limit of $500,000 from an unrelated party with an interest rate of 10% and an expiration date of December 31, 2011.  The Company borrowed $100,000, $50,000, and $50,000 from the note on May 26, June 9, and June 16, 2011, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.  There are no material subsequent events to report

NOTE 7 – RECLASSIFICATION

On the cash flow statement the Company has re-classed what was formerly “Accrued Interest Included in Related Party Note Consolidation” to be now included in “Payments of notes payable-related parties”.

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

During the six month period ended June 30, 2011 (“2011 six month period’) we experienced a sales growth trend that is continuing into the third quarter of 2011.  We have experienced a significant increase in sales in the 2011 six month period as compared to the six month period ended June 30, 2010 (“2010 six month period”) primarily as the result of the introduction of our new brand line “VERSATIVA” which is designed to improve our business opportunity for our independent distributors.  The new brand line introduction “VERSATIVA” was critical to the enrollment of several experienced entrepreneurs in our industry.  We anticipate that the increase in sales will continue in the short term.

In February of 2011 we began our pre-launch phase of VERSATIVA and introduced two unique products.  The first new product in the new VERSATIVA line is called Hemp Pulse, which has 27 organic and/or clean whole foods, with hemp as the major ingredient.  Hemp Pulse has three different fruit base choices: cherry, raspberry and blueberry.  Hemp Pulse is manufactured in ForeverGreen’s own manufacturing facility.  Hemp Pulse is also available in bars.  The second new product in the VERSATIVA line is called Hemphoria, which is a 24 times liquid concentrate.  Hemphoria is a whole seed concentrate with our complimentary proprietary blend of peace and happiness.

ForeverGreen introduced a new VERSATIVA product to begin the pre-launch on July 20, 2011 called, Inspirin. The company will formally launch the product during the fall. Inspirin has several unique ingredients and advantages. It contains antioxidants, essential fatty acids, all 20 amino acids, nuts, marine phytoplankton, natural minerals and a complete natural protein source, In addition to helping with anti-aging and nutrition; Insprin also helps build and tone muscle. The product is gluten free and aids with digestion.

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

We are expanding our markets and exclusive products and we anticipate the need to expand our international logistics centers.  The rewards include increased sales and diversified market incomes.  However, international expansion is very expensive and key Members must experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

During the six month period ended June 30, 2011 we invested in marketing and advertising to facilitate our expected growth.  At June 30, 2011, cash decreased to $78,298 and we recorded a net loss of $548,251 for the 2011 six month period.  We also had negative working capital of $3,518,458 at June 30, 2011.  Our net loss increase for the 2011 six month period compared to the 2010 six month period was directly related to the additional expenses related to our growth plan for 2011 and the cost associated with having to re-audit 2008 and 2009 due to the deregistration by the Public Company Accounting Oversight Board (“PCAOB”) of our previous auditor.  The losses and negative working capital for the 2011 six month period raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and manage expenses, improving profitability and the liquidity of ForeverGreen.

During the 2011 six month period we relied on our revenues and additional funding to fund operations along with a line of credit of $100,000, which is secured with the guarantee of two stockholders, and we also relied upon loans from related and third parties totaling $626,111.  We are currently looking forward to and investing in the growth of our Company due to the signing of several top industry leading entrepreneurs and their down-lines.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

Our total liabilities at June 30, 2011 were $4,973,602 compared to $4,212,340 at December 31, 2010.  The majority of the increase is reflected in notes payable increasing by $626,111 and the remaining increase is primarily due to increases of our bank overdraft, accounts payable and accrued expenses.  ForeverGreen International used these funds from these parties during the 2011 six month period to increase inventory, pay costs associated with the re-audit of 2008 and 2009 and to pay additional operational costs needed to support our expected growth.

ForeverGreen has two building leases for office, production warehouse space in Orem, Utah.  We are currently on a month to month lease for our office space at a monthly rent of $1,500.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs. ForeverGreen also has an office in Mexico with a one year lease, paying $2,000 per month, and an office in Colombia with a one year lease, paying $840 per month.  In 2011 ForeverGreen added an office in Costa Rica with a one year lease, paying $1,500 per month. In April 2011 we added an office in Chile with a one year lease and monthly payments of $1,390.

Our total current liabilities at June 30, 2011 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable.   Our accounts payable of $765,899 were primarily related to vendor purchases.  Our accrued expenses of $1,758,726 were related to commissions payable, sales tax payable, foreign GST and VAT taxes payable, interest payable and payroll taxes payable.  We also carry notes payable and lines of credit of $2,094,196 related to loans from related parties as well as third parties.  These notes carry 10% interest and have due dates through January 31, 2012.

Accounts payable also include monetary settlements agreed to in two legal actions which will require the Company to make payments to third parties.  We are obligated to pay an aggregate settlement of $120,000; to be paid in twenty–four $5,000 monthly payments to resolve the settled litigation.  As of June 30, 2011 we have 6 more payments remaining.

Results of Operations

The following chart summarizes the unaudited consolidated financial statements of ForeverGreen Worldwide at June 30, 2011 and December 31, 2010.  The consolidated unaudited balance sheets and unaudited statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Six month period ended June 30, 2011	Year ended Dec. 31, 2010
	(Unaudited)
Cash and cash equivalents	$ 78,298	$ 178,124
Total current assets	1,433,303	1,107,083
Total assets	9,236,781	9,038,818
Total current liabilities	4,951,761	4,191,267
Long-term debt	21,841	21,073
Total liabilities	4,973,602	4,212,340
Accumulated deficit	(26,417,063)	(25,868,812)
Total stockholders’ equity	$ 4,263,179	$ 4,826,478

SUMMARY OF OPERATING RESULTS
	Three month period ended June 30		Six month period ended June 30
	2011	2010	2011	2010
Revenues, net	$ 3,481,814	$ 2,423,082	$ 6,304,015	$ 4,967,563
Cost of sales	2,641,037	1,680,972	4,836,935	3,328,525
Gross profit	840,777	742,110	1,467,080	1,639,038
Total operating expenses	994,179	797,003	1,915,094	1,701,794
Net income (loss) from continuing operations	(153,402)	(54,893)	(448,014)	(62,756)
Total other income (expense)	(52,066)	(40,534)	(100,237)	(76,203)
Net earnings (loss)	(205,468)	(95,427)	(548,251)	(138,959)
Net earnings (loss) per share (basic)	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.01)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.  Sales are net of returns, which have historically been less than 0.2% of sales; however, for the 2011 six month period net returns were .88%, down from 1.4% in the 2010 comparable periods.  Sales for the 2011 six month period increased 26.9% compared to the same period in 2010.   Sales for the three month period ended June 30, 2011 (“2011 second quarter”) increased 43.7% compared to the same period in 2010.  We attribute these increases to the introduction of our new brand Versativa and having several top industry leaders join as distributors.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 76% of revenues for the 2011 periods compared to approximately 67% of revenues for the 2010 six month period and approximately 69% for the 2010 second quarter.   The 2011 increase in mostly attributable to the rising fuel costs in shipping and handling and increased costs paid in our distributor commissions plan “the ForeverGreen People’s Plan” compared to the previous commissions plan.  In addition, we recognized a one-time transitional commission expenses paid to key leader which will be ending in July 2011.

Total operating expenses decreased as a percentage of sales in the 2011 six month period by almost 3%, but increased in dollars by $213,300 as compared to the 2010 six month period.  These expenses also decreased as a percentage of sales in the 2011 second quarter by almost 5%, but increased in dollars by $197,176 as compared to the 2010 second quarter.  This increase is mostly attributable to the traveling costs associated with increased distributor and Company activities and the costs related to the required re-audit of 2008 and 2009.  In 2009 a goodwill impairment of $5,777,627 was recorded, but no goodwill impairment was needed in the 2010 interim periods, or to date in the 2011 interim periods.

General and administrative expenses increased by $110,633 for the 2011 six month period as compared to the 2010 six month period and increased by $19,281 for the 2011 second quarter compared to the 2010 second quarter.  This is due to increased advertising, marketing, and travel expenses associated with distributor and Company activities. Salaries and wages increased in the 2011 interim periods as compared to the same periods in 2010 primarily due to the hiring of new executive in February 2011.  Professional fees increased by $82,747 for the 2011 six month period and increased by $75,681 for the 2011 second quarter compared to the same periods in 2010.  The increase in professional fees were directly associated with the required re-audit due to the deregistration of our previous auditor by the PCAOB.  Depreciation and amortization decreased by $30,554 in the 2011 six month period and by $15,964 in the 2011 second quarter from the 2010 comparable periods due to only small asset purchases in 2011.

Despite increased revenues for the 2011 interim periods as compared to the 2010 comparable periods, our net loss for the 2011 six month period was $548,251 with a net loss per share of $0.04.  This compares to a net loss in the 2010 six month period of $138,959 with a net loss per share of $0.01.  For the 2011 second quarter our net loss was $205,468 with a net loss per share of $0.01 compared to a net loss of $95,427 with a net loss per share of $0.01 in the 2010 second quarter.  The net loss is due to management’s decision to support increased distributor sign ups and leader enrollments which is creating growth in 2011 and is expected to create future growth throughout 2011. We expect by the end of this fiscal year our percentage of expenses to revenues will be closer to what they were at year end 2010.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the  quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

•

The growth of the United States and the global economy;

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3.1	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3.2	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)
10.2*	Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)
10.3	Form of Promissory Note (Incorporated by reference to exhibit 10.5 of Form 10-Q, filed May 23, 2011)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*   Exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: August 11, 2011
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: August 11, 2011

14