Form 10-Q
period 2011-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2011-11-21
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 18, 2011 was 14,892,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

13

Item 6.  Exhibits

13

Signatures

14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month period ended September 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month period ended September 30, 2011, are not necessarily indicative of results to be expected for any subsequent period.

FOREVERGREEN WORLDWIDE CORPORATION

Consolidated Financial Statements

(Unaudited)

September 30, 2011 and December 31, 2010

ForeverGreen Worldwide Corporation

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,438	$178,124
Accounts Receivable, net	120,881	78,831
Prepaid expenses	155,326	14,324
Inventory	1,373,119	835,804
Total Current Assets	1,933,764	1,107,083
PROPERTY AND EQUIPMENT, net	129,276	264,887

OTHER ASSETS
Deposits and other assets	65,010	82,909
Trademarks	45,507	48,945
Customer base	456,481	513,540
Goodwill	7,021,454	7,021,454
Total Other Assets	7,588,452	7,666,848
TOTAL ASSETS	$9,651,492	$9,038,818

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$169,442	$34,388
Accounts payable	802,107	762,715
Accrued expenses	1,926,054	1,789,206
Due to related parties	80,007	83,718
Banking line of credit	99,894	50,379
Current portion of long-term debt	1,909	4,127
Notes payable, related parties	1,167,478	1,234,978
Notes payable	1,010,655	231,756
Total Current Liabilities	5,257,546	4,191,267
LONG-TERM DEBT
Notes payable	21,818	21,073
Total Long-Term Debt	21,818	21,073
Total Liabilities	5,279,364	4,212,340
COMMITMENTS	--	--
STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares;14,892,141 and 14,892,141 shares respectively issued and outstanding	14,892	14,892
Additional paid-in capital	30,862,628	30,862,628
Prepaid equity expense	2,645	(39,550)
Other comprehensive loss	(51,570)	(142,680)
Accumulated deficit	(26,456,467)	(25,868,812)
Total Stockholders' Equity	4,372,128	4,826,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,651,492	$9,038,818

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation

Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES, net	$3,681,901	$2,638,956	$9,985,916	$7,616,045
COST OF SALES, net	2,697,167	1,854,134	7,534,102	5,205,223
GROSS PROFIT	984,734	784,832	2,451,814	2,410,822

OPERATING EXPENSES
Salaries and wages	546,669	509,134	1,596,559	1,508,550
Professional fees	94,112	73,978	381,115	278,232
General and administrative	254,225	153,746	702,274	491,162
Depreciation and amortization	65,311	77,985	195,464	238,692
Total Operating Expenses	960,317	814,843	2,875,412	2,516,636

NET OPERATING LOSS	24,417	(30,011)	(423,598)	(105,814)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(63,818)	(46,707)	(164,055)	(122,915)
Total Other Income (Expense)	(63,818)	(46,707)	(164,055)	(122,915)

Loss from continuing operations before income tax provision	(39,401)	(76,718)	(587,653)	(228,729)
Income Tax Benefit	-	-	-	-

NET LOSS	$(39,401)	$(76,718)	$(587,653)	$(228,729)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,892,141	14,029,178	14,892,141	14,029,178

COMPREHENSIVE INCOME (LOSS)

A Summary of the components of other comprehensive income (loss) for the fiscal years ended September 30, 2011and 2010 are as follows:
Net Loss	(39,401)	(76,718)	(587,653)	(228,729)
Other Comprehensive Income (Loss)	134,576	(55,272)	91,111	(66,538)
Comprehensive Loss	95,175	(131,990)	(496,542)	(295,267)

The accompanying notes are an integral part of these consolidated financial statements.

ForeverGreen Worldwide Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(587,653)	$(228,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	195,464	242,133
Changes in operating assets and liabilities:		41,806
Accounts receivable	(42,051)	79,131
Prepaid expenses	(98,807)	(48,747)
Inventory	(537,315)	51,457
Deposits	18,450	(1,196)
Accounts payable and accrued expenses	172,528	(108,666)
Net Cash Used in Operating Activities	(879,384)	(27,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(550)	(435)
Purchases of property and equipment	2,644	(18,142)
Net Cash Provided By Investing Activities	2,094	(18,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	135,054	(289,412)
Proceeds from revolving bank line of credit	434,609	174,648
Payments on revolving bank line of credit	(387,096)	(229,994)
Payments on notes payable	(1,473)	(26,913)
Proceeds from notes payable - non related party	778,899	231,756
Proceeds from notes payable - related parties	200,000	130,000
Payments on notes payable -related parties	(267,500)	(131,756)
Net Cash Provided Used in Financing Activities	892,493	(141,671)

Effect of Foreign Currency on Cash	91,111	(66,538)

NET INCREASE (DECREASE) IN CASH	106,314	(199,597)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,124	256,200

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,439	$56,603

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11,778	$122,915
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the operating results for the full year ended December 31, 2011.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has incurred operating losses during the nine months ended September 30, 2011 of $587,653 and has an accumulated net loss totaling $26,456,467.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through September 30, 2011. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassification

On the cash flow statement the Company has re-classed what was formerly “Accrued Interest Included in Related Party Note Consolidation” to be now included in “Payments of notes payable-related parties”.

Subsequent Events

The Company’s management reviewed all material events through the date of this filing.

NOTE 4 – NOTES PAYABLE

Notes Payable – Related Party

As of September 30, 2011, the Company has borrowed $1,167,478 from related parties.  These notes bear interest at 10% and are due beginning in July of 2012.  During the nine months ended September 30, 2011, accrued interest expense on these notes totaled $87,321.

On January 19, 2011 the Company set up a line of credit with a limit of $200,000 from a director with an interest rate of 10% and an expiration date of July 31, 2012. The Company borrowed $100,000 on the line of credit on January 19, 2011, and borrowed the remaining $100,000 on April 19, 2011.

Convertible Notes Payable

As of September 30, 2011, the Company has issued $1,010,655 in convertible debt.  These notes bear interest at 10% and are due beginning in January of 2012.  The notes and accrued interest are convertible at any time into shares of the Company’s common stock at a price of $0.20 per share.  The Company has analyzed these notes in accordance with ASC 470 and determined that there is no beneficial conversion feature related to the conversion terms of the notes. During the nine months ended September 30, 2011, accrued interest expense on these notes totaled $66,498.

On January 19, 2011 the Company issued a convertible note for $494,962 to two unrelated parties that paid off loans of $267,500 and accrued interest of $27,462 to a director leaving $100,000 available for operations.

On May 3, 2011 the Company set up a line of credit with a limit of $500,000 from an unrelated party with terms as outlined above and an expiration date of December 31, 2011. The Company has borrowed the following as of September 30, 2011:

Amount	Origination Date
$100,000	05/26/11
50,000	06/09/11
50,000	06/16/11
30,000	07/20/11
53,937	08/25/11
283,937

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

During the nine month period ended September 30, 2011 (“2011 nine month period’) we experienced a sales growth trend that is continuing into the third quarter of 2011.  We have experienced a significant increase in sales in the 2011 nine month period as compared to the nine month period ended September 30, 2010 (“2010 nine month period”) primarily as the result of the introduction of our new brand line “VERSATIVA” which is designed to improve our business opportunity for our independent distributors.  The new brand line introduction “VERSATIVA” was critical to the enrollment of several experienced entrepreneurs in our industry.  We anticipate that the increase in sales will continue in the short term.

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

ForeverGreen introduced a new VERSATIVA product called “Inspirin” and began the pre-launch of this product on July 20, 2011. The Company formally launched Inspirin at the November International convention. Inspirin has several unique ingredients and advantages. It contains antioxidants, essential fatty acids, all 20 amino acids, nuts, marine phytoplankton, natural minerals and a complete natural protein source.  In addition to helping with anti-aging and nutrition, Inspirin also helps build and tone muscle, relieve stress and relieve aches. The product is gluten free and aids with digestion.

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

Liquidity and Capital Resources

During the nine month period ended September 30, 2011 we invested in marketing and advertising to facilitate our expected growth.  At September 30, 2011, cash increased to $284,438 and we recorded a net loss of $587,653 for the 2011 nine month period.  We also had negative working capital of $3,323,783 at September 30, 2011.  Our net loss increase for the 2011 nine month period compared to the 2010 nine  month period was directly related to the additional expenses related to our growth plan for 2011 and the cost associated with having to re-audit 2008 and 2009 due to the deregistration by the Public Company Accounting Oversight Board (“PCAOB”) of our previous auditor.  The losses and negative working capital for the 2011 nine month period raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and manage expenses, improving profitability and the liquidity of ForeverGreen.

During the 2011 nine month period we relied on our revenues and additional funding to fund operations along with a line of credit of $200,000, which is secured with the guarantee of two stockholders, and we also relied upon loans from related and third parties totaling $778,899.  We are currently looking forward to and investing in the growth of our Company due to the signing of several top industry leading entrepreneurs and their down-lines.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

Our total liabilities at September 30, 2011 were $5,279,364 compared to $4,212,340 at December 31, 2010.  The majority of the increase is reflected in notes payable increasing by $978,899 and the remaining increase is primarily due to increases of our bank overdraft, related party notes payable, accounts payable and accrued expenses. ForeverGreen International used these funds from these parties during the 2011 nine month period to increase inventory, pay costs associated with the re-audit of 2008 and 2009 and to pay additional operational costs needed to support our expected growth.

ForeverGreen has two building leases for office, production warehouse space in Orem, Utah.  We are currently on a month-to-month lease for our office space at a monthly rent of $1,500.  The production warehouse lease for $8,531 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs. ForeverGreen also has an office in Mexico with a one year lease, paying $2,000 per month, and an office in Colombia with a one year lease, paying $840 per month.  In 2011 ForeverGreen added an office in Costa Rica with a one year lease, paying $1,500 per month. In April 2011 we added an office in Chile with a one year lease and monthly payments of $1,390.

Our total current liabilities at September 30, 2011 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable.   Our accounts payable of $802,107 were primarily related to vendor purchases.  Our accrued expenses of $1,926,054 were related to commissions payable, sales tax payable, foreign GST and VAT taxes payable, interest payable and payroll taxes payable.  We also carry notes payable and lines of credit of $2,178,133 related to loans from related parties as well as third parties.  These notes carry 10% interest and have due dates through January 31, 2012.

Accounts payable also include monetary settlements agreed to in two legal actions which will require the Company to make payments to third parties.  We are obligated to pay an aggregate settlement of $120,000; to be paid in twenty–four, $5,000 monthly payments to resolve the settled litigation.  As of September 30, 2011 we have three more payments remaining.

Results of Operations

The following chart summarizes the unaudited consolidated financial statements of ForeverGreen Worldwide at September 30, 2011 and December 31, 2010.  The consolidated unaudited balance sheets and unaudited statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Nine month period ended September 30, 2011	Year ended Dec. 31, 2010
	(Unaudited)
Cash and cash equivalents	$ 284,438	$ 178,124
Total current assets	1,933,764	1,107,083
Total assets	9,651,492	9,038,818
Total current liabilities	5,257,546	4,191,267
Long-term debt	21,818	21,073
Total liabilities	5,279,364	4,212,340
Accumulated deficit	(26,456,467)	(25,868,812)
Total stockholders’ equity	$ 4,372,128	$ 4,826,478

SUMMARY OF OPERATING RESULTS
	Three month period ended September 30		Nine month period ended September 30
	2011	2010	2011	2010
Revenues, net	$ 3,681,901	$ 2,638,956	$ 9,985,916	$ 7,616,045
Cost of sales	2,697,167	1,854,134	7,534,102	5,205,233
Gross profit	984,734	784,832	2,451,814	2,410,822
Total operating expenses	960,317	814,843	2,875,412	2,516,636
Net income (loss) from continuing operations	24,417	(30,011)	(423,598)	(105,814)
Total other income (expense)	(63,818)	(40,707)	(164,055)	(122,915)
Net earnings (loss)	(39,401)	(76,718)	(587,653)	(228,792)
Net earnings (loss) per share (basic)	$ (0.00)	$ (0.01)	$ (0.04)	$ (0.02)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling.  Sales are net of returns, which have historically been less than 0.2% of sales; however, for the 2011 nine month period net returns were 0.86%, down from 1.4% in the 2010 comparable periods.  Sales for the 2011 nine month period increased 31.1% compared to the same period in 2010.   Sales for the three month period ended September 30, 2011 (“2011 third quarter”) increased 39.5% compared to the same period in 2010.  We attribute these increases to the introduction of our new brand VERSATIVA and having several top industry leaders join as distributors.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 75% of revenues for the 2011 periods compared to approximately 67% of revenues for the 2010 nine month period and approximately 69% for the 2010 third quarter.   The 2011 increase was mostly attributable to the rising fuel costs in shipping and handling and increased costs paid in our distributor commissions plan “the ForeverGreen People’s Plan” compared to the previous commissions plan.  In addition, we recognized one-time transitional commission expense paid to a key leader which ended in July 2011.

Total operating expenses decreased as a percentage of sales in the 2011 nine month period by almost 4.2%, but increased in dollars by $358,776 as compared to the 2010 nine month period.  These expenses also decreased as a percentage of sales in the 2011 third quarter by 2.7%, but increased in dollars by $145,474 as compared to the 2010 third quarter.  This increase is mostly attributable to the traveling costs associated with increased distributor and Company activities and the costs related to the required re-audit of 2008 and 2009.  In 2009 a goodwill impairment of $5,777,627 was recorded, but no goodwill impairment was needed in the 2010 interim periods, or to date in the 2011 interim periods.

General and administrative expenses increased by $211,112  for the 2011 nine month period as compared to the 2010 nine month period and increased by $37,624 for the 2011 third quarter compared to the 2010 third quarter.  This is due to increased advertising, marketing, and travel expenses associated with distributor and Company activities. Salaries and wages increased in the 2011 interim periods as compared to the same periods in 2010 primarily due to the hiring of new executive in February 2011.  Professional fees increased by $102,883 for the 2011 nine month period and increased by $20,134 for the 2011 third quarter compared to the same periods in 2010.  The increase in professional fees were directly associated with the required re-audit due to the deregistration of our previous auditor by the PCAOB.  Depreciation and amortization decreased by $43,228 in the 2011 nine month period and by $15,801 in the 2011 third quarter from the 2010 comparable periods due to only small asset purchases in 2011.

Despite increased revenues for the 2011 interim periods as compared to the 2010 comparable periods, our net loss for the 2011 nine month period was $587,653 with a net loss per share of $0.04.  This compares to a net loss in the 2010 nine month period of $228,729 with a net loss per share of $0.02.  For the 2011 third quarter our net loss was $39,390 with a net loss per share of $0.01 compared to a net loss of $76,718 with a net loss per share of $0.01 in the 2010 third quarter.  The net loss is due to management’s decision to support increased distributor sign ups and leader enrollments which is creating growth in 2011 and is expected to create future growth throughout 2011. We expect by the end of this fiscal year our percentage of expenses to revenues will be closer to what they were at year end 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective.  In April 2011 we reevaluated our policies and methods related to impairment of goodwill and determined that an adjustment to the value of goodwill was required for the years ended December 31, 2009 and 2008.  Accordingly, we restated our financial statements for the period ended December 31, 2008, 2009 and 2010 and have instituted new policies and methods for determination of impairment of goodwill for future reports.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated

Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3.1	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3.2	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between Whole Living and C & R Fiveplex, LLC, dated April 7, 2006 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed November 14, 2006)
10.2*	Paul Frampton Employment Agreement, dated March 1, 2007 (Incorporated by reference to exhibit 10.3 of Form 10-QSB, filed August 14, 2007)

Part II Exhibits – Continued

No.	Description
10.3	Form of Promissory Note (Incorporated by reference to exhibit 10.5 of Form 10-Q, filed May 23, 2011)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*   Exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: November 21, 2011
By: /s/Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: November 21, 2011

14