Form 10-K
period 2011-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2012-05-18
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The aggregate market value of the 5,043,588 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.25) on the last business day of its most recently completed second fiscal quarter (June  30, 2011) was approximately $1,260,897.

The number of shares outstanding of the registrant’s common stock as of May 15, 2012 was 14,892,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

12

Item 2.  Properties

14

Item 3.  Legal Proceedings

15

Item 4.  Mine Safety Disclosure

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

Item 8.  Financial Statements and Supplementary Data

21

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

44

Item 9A.  Controls and Procedures

44

Item 9B.  Other Information

45

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

45

Item 11.  Executive Compensation

47

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

48

Item 13.  Certain Relationships and Related Transactions, and Director Independence

49

Item 14.  Principal Accounting Fees and Services

49

PART IV

Item 15.  Exhibits, Financial Statement Schedules

50

Signatures

51

In this annual report references to “ForeverGreen,” “the Company,” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corp. and its subsidiaries.

EXPLANATORY NOTE

This report on Form 10-K has been delayed because the Company’s financial information for the year ended December 31, 2011 was unavailable as of March 30, 2012.  Despite the Company’s reliance on changes to disclosure in our Form 10-K for the year ended December 31, 2009 in response to SEC staff comments, the Company has been required to restate the financial information for a second time for the years ended December 31, 2009 and 2010.  Another restatement is necessary due to an inspection by the Public Company Accounting Oversight Board (“PCAOB”) of the audit performed by our independent registered public accounting firm for the year ended December 31, 2010.  Please see Part II, Item 7, “Executive Overview”, below, for more details.

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

On January 13, 2006, Whole Living acquired a 23% interest in ForeverGreen International, LLC (“ForeverGreen International”).  ForeverGreen International is a network marketing company that focuses on whole foods and natural products.

Whole Living, Inc. changed the name of the corporation to “ForeverGreen Worldwide Corporation” on December 14, 2006 and acquired the remaining 77% interest of ForeverGreen International.  ForeverGreen International became a wholly-owned subsidiary of ForeverGreen Worldwide.  The Brain Garden subsidiary was dissolved after this acquisition.

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

We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers our exclusive products.  In February of 2011 we began our pre-launch phase of a new brand called VERSATIVA. The pre-launch phase introduces two unique products.  The first new product in the new VERSATIVA line is called Hemp Pulse, which has 27 organic and/or clean whole foods, with hemp as the major ingredient.  Hemp Pulse has three different fruit base choices: cherry, raspberry and blueberry.  Hemp Pulse is manufactured in ForeverGreen’s own manufacturing facility.  Hemp Pulse is also available in bars.  The second new product in the VERSATIVA line is called Hemphoria, which is a 24 times liquid concentrate. Hemphoria is a whole seed concentrate with our complimentary proprietary blend of peace and happiness. In August 2011 we introduced another VERSATIVA line product called Inspirin, inspired wellness. Inspirin is based on natural ingredients with marine phytoplankton designed to ease discomfort or pain.

In an effort to simplify the products available by ForeverGreen the products are all now branded under the philosophy of Restoration Biology, branded as RESTORATION90. We define RESTORATION90 as the simple concept that the body doesn’t know its chronological age, but knows it’s biological age. If the body is given the proper raw materials the body can work miracles and the body can restore itself to a more youthful biological age. ForeverGreen International specializes in providing excellent raw materials.

ForeverGreen’s many products that provide excellent raw materials inlcude:

•

The new eco friendly VERSATIVA products including Inspirin, Hemp Pulse and Hemphoria.

•

FrequenSea, A.I.M. Transfer Factor, Pulse-8, a heart healthy product that features L-arginine, ZMP 400, SecreSea, Azul. All of these products contain marine phytoplankton as a key ingredient.

•

The TRUessence Apothecary and Essential Oils includes all of our essential oils, personal care and household products.

•

ElectriFire, a natural energy drink, Thunder, a chocolate meal replacement shake, SmartSaltz, and many other healthy chocolate or whole-food based products.

•

The raw promise healthy weight management products soon to feature Powercode ETL May of 2012.

Our best-selling product is FrequenSea, a whole-food beverage consisting of a proprietary blend of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a base of blueberry, cranberry and lime juice concentrate. Many of FrequenSea’s ingredients are processed through a patent-pending process known as Aqueous Molecular Partitioning (AMP), which, without the use of chemicals or heat, renders the ingredients water-soluble. FrequenSea is sold as a single bottle, in individual single-serving packets or even in four-bottle packs.  The marine phytoplankton in FrequenSea contains more than 200 different sea algae that are all processed through proprietary and patent-pending harvesting processes at a unique $30 million sea farm in the Pacific Northwest. A daily recommended amount of FrequenSea provides more than 66 vitamins and minerals and includes amino acids in a convenient bio-available form for easy ingestion and quick absorption. FrequenSea sales represent approximately 60 percent of our total product sales.

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

We believe the plant kingdom offers an abundance of our best medicines. Utilizing the patent-pending and, exclusive to ForeverGreen, Aqueous Molecular Partitioning (AMP) process, HYDRessence Plant Life Concentrates contain the nutrients of the entire plant in three effective, delicious, and highly concentrated liquid products that can be added to water or juice for an enhanced nutritious and pH-balancing experience.

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

Our natural energy drink, ElectriFire is designed to aid in maintaining or boosting ones weight management programs and was launched in 2008 to offer a safe alternative to the highly-caffeinated and sugared synthetic energy drinks commonly available today. ElectriFire comes in two flavors, a full, fruity smooth blend, or a spiced blend that offers a kick of “AMPed” chili for added blood circulation for those on the go, ElectriFire is convenient and natural, which offers the desired lasting energy, without the crash.

ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and is processed without the fats, hormone filled dairy milk and waxes common in many chocolate products. This naturally dark chocolate comes in individually wrapped Teasers, as well as in fondue chips with a chocolate melter for use at chocolate fondue parties. The 24 Karat Chocolate® is also used as an ingredient in the weight management meal replacement products Thunder™ and FIXX, as well as in many of the whole-food bars offered by the Smart Food line. Thunder™ is a meal replacement drink powder formulated to provide 28% of the protein your body needs in an apple fiber base with natural sweeteners and antioxidants for a healthy, yet delicious experience.

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

Raw Materials and Suppliers

Throughout 2010 and 2011, we had the freedom to use any supplier to purchase raw materials. We used several different vendor sources since most of the raw materials were readily available in the marketplace. We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2010 and 2011, we relied on two principal suppliers for our FrequenSea™ product. Marine Life Sciences provided the marine phytoplankton, and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea™. Although there are other providers in the world who claim to produce marine phytoplankton, we consider Marine Life Sciences, product to be the very best quality, from the most ideal geographical location, with the very best harvesting and extraction methods, which makes for the best nutritionally superior and unique marine phytoplankton offering.

During 2007, Marine Life Sciences, LLC, a Nevada limited liability company (“MLS”), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms, Ltd.  On March 28, 2008 ForeverGreen International entered into an exclusive worldwide marketing agreement with MLS. Under the agreement, ForeverGreen International agreed to purchase an annual quota of marine phytoplankton.

Due to economic conditions in 2008, ForeverGreen International was unable to meet the annual quota requirements for the exclusive rights of the agreement with MLS. Therefore, an ongoing review of the quotas and market conditions is being reviewed with MLS to ensure a long-term unique vendor relationship. MLS continues to share research results and other data related to the product with ForeverGreen International and both parties agreed to protect any proprietary information related to the product. Both parties agreed to indemnify the other for any claims arising out of any action taken or omission by the other.

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

We maintain our in-house manufacturing capabilities for our whole foods and VERSATIVA products. We retain our freedom to use any competitive suppliers to garner control over our product costs, quality and the lead times for manufacturing and delivery. We may purchase our raw materials from several different sources and most of the raw materials we use are readily available in the marketplace. We maintain our product inventory using a system in which we ensure an appropriate inventory based on a product’s anticipated movement.

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

We offer our products online and each Member Kit purchased also includes a virtual online website, known as a Web Office, designed for Members, where they can manage, monitor, and operate their businesses successfully, anytime. This site is password protected and exclusive to Members with access to company news, product tracking, product information, and a library of company documents geared to help them with their business, such as frequently asked questions and various forms and references. In addition, we offer a replicated website model to our Members allowing them to obtain an immediate online presence and personal URL for their business, which they can use as a place to direct potential new Members to learn about the company and sign up as Members. Features on this website include company information, video and flash presentations, prospect management and follow-up, online registration of new Members, online product ordering, online customer service and a “contact me” function that allows anyone visiting the site to contact, via email, the Member directly

Distribution Network

Our main distribution center is located in Orem, Utah near the main corporate office. We also have a fulfillment center in Auckland, New Zealand that improves our product delivery with cost savings and efficiencies for our Australian and New Zealand markets. In addition, we have ForeverGreen offices in Costa Rica, Colombia and Chile, Singapore, Japan and Mexico, but are using a third party in the Netherlands to service our Members in the European Union, and a third-party provider to distribute our products throughout Mexico. We buy raw materials from third-party suppliers, manufacture our whole-food products in-house and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, Australia, Canada, Japan, Mexico, New Zealand, Singapore, the United Kingdom, Spain, the Netherlands, Germany, Argentina, Ecuador, Bolivia, Peru, Dominican Republic and other South American countries.

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

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the company and the Member in accord with our policies and procedures. Any person may join the company as a Member to purchase products for personal use or to build a downline sales organization. In order to become a Member, a person may purchase a non-commissionable Member Kit that currently sells for $25. The Member Kit includes a number of Member materials, such as the Policies and Procedures, step-by-step instructions on how to build and maintain a business, information about how to access the Member’s personal websites, company and product information, videos, brochures and other printed materials, basic forms and applications, and a special Meeting in a Box presentation that allows a Member, anywhere at any time, to conduct the perfect ForeverGreen meeting to invite new prospects to become ForeverGreen Members.  This Member Kit accounts for about 1% of our total revenues. No product purchases are required to become a Member, and large inventory product purchases are discouraged. However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales of a certain amount of volume are required.

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

During the first and second quarters of 2011 we relied on the ForeverGreen Money Tree Commission Plan for payment of commissions to members.  A Member could earn retail profits and extra bonuses for a new enrollee’s first purchase and on a Member’s small leg organization’s purchases.  Bonuses were also paid from pools to Members based upon their rank in our plan.  Commissions were paid out weekly under the ForeverGreen Money Tree Commission Plan.

In response to ForeverGreen’s distributor leadership and the current economic conditions, ForeverGreen introduced a new compensation plan: “The People’s Plan” which started on July 27, 2011.  The People’s Plan is very simple to learn, which in turn means it is simple to teach and duplicate with our current Members and new Members. Part of the simplicity of the new People’s Plan is it incorporates the People’s Pack.  The purchase of this pack by our Members allows each Member to maximize earnings via retail market up, commissions and bonuses available as they and their downline organization also purchase and resale the People’s Pack or any other ForeverGreen product.

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

Our Members progress though the “People’s Plan” compensation plan with recognition and ranks that show their standing and leadership within the company. A Member must generate Personal Volume (PV) with individual purchases or customer purchases.  A Member’s rank may vary from month to month based upon the increase and decrease in their monthly sales volume.  The new weekly “Fast Start Bonus” feature allows for even the lowest member status, requiring minimal volume qualifications, to earn compensation as they grow their businesses on a weekly basis.  The rank of Apprentice is indicative of the status of the new Member’s first rank in the ForeverGreen business, which is achieved by creating a total of 100 points of Personal Enrolled Member Volume (PEMV) and 50 points PV. PEMV is volume points purchased by those member personal introduced on the Members first level.   The progressive ranks include:  Apprentice, Learning, Determined, Successful, Leader, Team Leader, MVP, Hall of Fame, Free and Rainmaker.   Each rank qualifies for varying percentages paid monthly upon volume purchases per downline generations.  The rank of MVP also earns a 2% pool shares with all MVP’s.  The ranks of Hall of Fame, Free and Rainmaker also share a 6% pool with all Members in those ranks.

There are many competitor companies that offer unilevel plans, FastStart bonuses, and leadership pools. However, we believe that our approach and  percentage of commission payout, combined with our unique and specific product focus and company culture and growth, presents a far superior opportunity that that offered by competitor plans. This represents a unique, competitive advantage for our Members. The personal rewards for our Members generate incentive to attract additional network marketing professionals and newcomers alike. As our Members are rewarded financially, they are motivated to continue developing an organization to help others receive financial and recognition rewards and, as a result, the company continues to grow. We continue to look at ways to improve our compensation plan in the future, as we recognize the importance of staying in touch with economic changes within the marketplace. In March of 2012 we updated our compensation plan to pay 9 generation along with a 5 level fast start payout.

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

Employees

As of the date of this filing we have 38 fulltime employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

We buy our raw materials from a variety of suppliers.  The loss of any of our principal suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations.  Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on one supplier for our phytoplankton products and the loss of, or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials.  During 2011, the U.S. experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs.  Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 72% of our outstanding shares of common stock as of May 15, 2012.  As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions.  Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

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

ITEM 2.  PROPERTIES

ForeverGreen has two building leases for office and production warehouse space in Orem, Utah.  The Company signed a new 3 year lease in 2011, with monthly rent of $9,750 for the office space. The production warehouse lease for $10,061 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.  The Company has an office in Mexico with a one year lease paying $2,000 per month and an office in Colombia with a one year least paying $840 per month.  The Company added offices in Chile and Costa Rica in 2011.  The Chile office has a one year lease and is paying $1,390 per month, and the Costa Rica office has a 3 year lease and is paying $1,500 per month.  All lease amounts above are in USD.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low bids for our common stock for each quarter of the 2011 and 2010 years as reported by the OTC Bulletin Board.  The following quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	0.34 0.38 0.29 0.16	0.10 0.15 0.14 0.05	0.48 0.39 0.20 0.20	0.15 0.10 0.01 0.01

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

Holders

As of May 15, 2012, we had 150 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

During the years ended December 31, 2010 and 2011 ForeverGreen Worldwide has been subject to two regulatory reviews that have required restatements of our financial statements for the years ended December 31, 2008, 2009 and 2010.  The first regulatory review began in December 2010 when the SEC conducted a limited review of the ForeverGreen Form 10-K for the year ended December 31, 2009.  The SEC staff comments requested information on the policies and methods we rely upon for testing goodwill.  We evaluated our policies and methods and, in consultation with the SEC staff, we determined that an adjustment to the value of goodwill in that report was required.  The analysis resulted in an implied fair market value of $7,021,454 which was less than the $12,799,081 goodwill recorded.  $3,725,006 of this impairment was attributed to the year ended December 31, 2008 and $2,052,621 was attributed to the year ended December 31, 2009.  As a result of this regulatory review, we filed an Amendment No. 2 to the Form 10-K for the year ended December 31, 2009  on June 7, 2011 in which we recognized an impairment of $3,725,006 and $2,052,621 to goodwill for the years ended December 31, 2008 and 2009, respectively, reducing goodwill to $9,074,075 and $7,021,454, respectively.

Management acknowledges that the Company is responsible for the adequacy and accuracy of the disclosure in our filings and that SEC staff comments or changes to disclosure in response to SEC staff comments do not foreclose the SEC from taking any action with respect to a filing.  However, despite our reliance upon the SEC staff’s recommendations, we have had a subsequent regulatory review by the PCAOB that requires additional restatements.

The second regulatory review began in December 2011, when the PCAOB inspected the audit performed by our former independent registered public accounting firm, Morrill & Associates LLC, for the year ended December 31,

2010.  The PCAOB also reviewed the correspondence between ForeverGreen Worldwide and the SEC staff related to the impairment of goodwill during the SEC staff’s review conducted in early 2011.  Based upon this inspection, the PCAOB determined that our calculations were not performed in accordance with Generally Accepted Accounting Principles (“GAAP”) despite the SEC staff’s acceptance of the analysis performed in April 2011.  To satisfy GAAP, we have re-performed the goodwill analysis in accordance with ASC 350-20-35.  This revised goodwill analysis uses the original inputs but corrects calculations and comparisons that existed in the original analysis.  In this re-performance of the goodwill analysis we have determined that goodwill must be impaired to $0 for the year ended December 31, 2009 and this adjustment will roll through retained earnings into 2010.

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

Starting in the fourth quarter of 2010 we experienced a sales growth trend that is continuing into the first quarter of 2011.  We have experienced a significant increase in sales in March 2011 as compared to February 2011 primarily as the result of the introduction of our new products “VERSATIVA” which is designed to improve our business opportunity for our independent distributors.  We continue to experience sales growth trends in 2011 that have again continued into the first quarter of 2012, we anticipate that the increase in sales will continue in the short term. The company has simplified is message and products under the philosophy of Restoration Biology, branded as RESTORATION90. Manage believes this will allow a great ease of entry to our many products and there uses to support the body’s needs.

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

Liquidity and Capital Resources

At December 31, 2011 we had cash and cash equivalents of $223,099, with a working capital deficit of $4,298,664. We recorded revenues of $13,701,802 for 2011, and recorded a net loss of $1,459,268.  During 2011 we financed our operations with revenues and net proceeds from loans from related and third parties of $807,532. These notes are broken down with $200,000 from convertible notes from related parties, $100,420 from net draws on our revolving line of credit, $776,720 from issuance of convertible notes payable to third parties, and payments on existing long term notes payable of $2,108 and to existing related parties notes of $267,500.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.

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

Commitments and Contingent Liabilities

Our total liabilities at December 31, 2011 were $5,950,954 compared to $4,303,693 at December 31, 2010.  The increase reflects notes payable increasing by $807,532 (see Liquidity and Capital Resources, above for details), accounts payable by $507,160 and accrued expenses increasing by $220,146.  ForeverGreen International borrowed these funds from these parties during 2011 to support the introduction of new product launches and cover operating expenses through the worldwide economic downturn.

Accounts payable also include monetary settlements agreed to in two legal actions which will require the Company to make payments to third parties.  We were obligated to pay $120,000; twenty–four $5,000 monthly payments to resolve litigation, our final payment was made in January 2012.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the years ended December 31, 2011 and 2010.  The consolidated balance sheets and statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and Forevergreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2011	2010
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 223,099	$ 178,124
Total current assets	1,631,143	974,475
Total assets	2,326,010	1,884,756
Total current liabilities	5,929,807	4,282,620
Long-term debt	21,147	21,073
Total liabilities	5,950,954	4,303,693
Accumulated deficit	(34,573,495)	(33,114,227)
Total stockholders’ deficit	$ (3,624,944)	$ (2,418,937)

Cash and cash equivalents increased at December 31, 2011 compared to 2010 due to proceeds from loans.  Our total assets increased to $2,326,010 at December 31, 2011 compared to $1,884,756 at December 31, 2010. The increase is primarily due to the increase in inventory. Total liabilities increased primarily due to increases in notes payable, discussed above.

	Year ended December 31
	2011	2010
SUMMARY OF OPERATING RESULTS
Revenues, net	$ 13,701,802	$ 10,620,700
Cost of sales	11,319,292	7,491,429
Gross profit	2,382,510	3,129,271
Total operating expenses	3,611,207	3,596,879
Net operating loss	(1,228,697)	(467,608)
Total other expense	(230,571)	(122,127)
Income tax provision	–	–
Net loss	(1,459,268)	$ (589,735)
Net loss per share (basic and diluted)	$ (0.10)	$ (0.04)

We experienced a 29% increase in revenues in 2011 over 2010 resulting from the addition of new leaders and product introductions in 2011. Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.  Sales are net of returns; returns in 2011 returns decreased to approximately .973% of revenues from 1.41% in 2010.

Cost of sales consists primarily of sales commissions paid to our Members, the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our Members, plus credit card sales processing fees.  Cost of sales was approximately 82.6% of revenues for 2011 compared to 70.54% of revenues for 2010.  The 2011 increase is primarily due to the additional commissions paid to new key leaders, increases in product costs directly related to shipping product to international markets and to our members. The majority additional commissions payments ended in 2011 and in May of 2012 product price and shipping increases have been implemented. These corrections will bring our cost of sales of sales percentages closer to 70% for 2012.

Total operating expenses increased for 2011 compared to 2010 by $14,328 or 0.4%.  General and administrative expenses decreased by $14,941 as management decreased its marketing expenses. Professional fees increased for 2011 compared to 2010 by $5,245, or 1%, due to expansion in the South American markets and the legal costs to register the Company’s products in those markets.  Depreciation and amortization decreased in 2011 compared to 2010 by $111,445 due to limited additional assets being purchased and full depreciation of assets already purchased in 2011. Total other expense for 2011 and 2010 was related to interest expense on loans.

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

We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The amortization for 2011 and 2010 was $85,590.

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The company did an annual analysis for the period ended December 31, 2011 and determined no adjustment to long-lived assets was needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

INDEX

Reports of Independent Registered Public Accounting Firms

22

Consolidated Balance Sheets

24

Consolidated Statements of Operations and Comprehensive Income

25

Consolidated Statements of Stockholders’ Equity

26

Consolidated Statements of Cash Flows

27

Notes to the Consolidated Financial Statements

28

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

ForeverGreen Worldwide Corporation

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation and subsidiaries (the Company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of ForeverGreen Worldwide Corporation and subsidiaries as of December 31, 2010 were audited by other auditors whose report dated June 3, 2011, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the year ended December 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial stat0ements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ForeverGreen Worldwide Corporation and subsidiaries as of December 31, 2011 and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered accumulated net losses of $34,573,495 and has had negative cash flows from operating activities during the year ended December 31, 2011 of $909,844. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 16, 2012

Morrill Report

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets
	December 31,	December 31,
ASSETS	2011	2010
		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$ 223,099	$ 178,124
Accounts receivable, net	103,770	78,831
Prepaid expenses and other	158,714	14,324
Inventory	1,145,560	703,196
Total Current Assets	1,631,143	974,475

PROPERTY AND EQUIPMENT, net	151,144	264,887

OTHER ASSETS
Deposits and other assets	64,454	82,909
Trademarks, net of amortization	51,319	48,945
Customer base - net of amortization	427,950	513,540
Goodwill	-	-
Total Other Assets	543,723	645,394
TOTAL ASSETS	$ 2,326,010	$ 1,884,756

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 179,586	$ 34,388
Accounts payable	1,183,101	854,068
Accrued expenses	2,110,674	1,789,206
Due to related parties	178,127	83,718
Banking line of credit	100,420	50,379
Current portion of long-term debt	1,945	4,127
Notes payable, related parties	922,478	1,189,978
Convertible notes payable, related parties	245,000	45,000
Notes payable, unrelated parties	1,008,476	231,756
Total Current Liabilities	5,929,807	4,282,620
LONG-TERM DEBT
Notes payable	21,147	21,073
Total Long-Term Debt	21,147	21,073
TOTAL LIABILITIES	5,950,954	4,303,693

COMMITMENTS	--	--

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000	--	--
shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,892,141 and 14,342,141
shares respectively issued and outstanding	14,892	14,892
Additional paid-in capital	30,934,109	30,862,628
Prepaid equity expense	--	(39,550)
Other comprehensive loss	(450)	(142,680)
Accumulated deficit	(34,573,495)	(33,114,227)
Total Stockholders' Equity	(3,624,944)	(2,418,937)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,326,010	$ 1,884,756

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2011	2010
		(Restated)

REVENUES, net	$ 13,701,802	$ 10,620,700
COST OF SALES, net	11,319,292	7,491,429

GROSS PROFIT	2,382,510	3,129,271

OPERATING EXPENSES
Salaries and wages	2,035,647	2,011,623
Professional fees	409,775	401,530
General and administrative	1,168,785	1,183,726
Total Operating Expenses	3,611,207	3,596,879

NET OPERATING LOSS	(1,228,697)	(467,608)

OTHER INCOME (EXPENSE)
Gain on settlement	-	70,953
Gain on sale of assets	410	-
Interest expense	(230,981)	(193,080)

Total Other Expense	(230,571)	(122,127)

Loss from continuing operations before income tax provision	(1,459,268)	(589,735)
Income Tax Provision (Benefit)	-	-

NET LOSS	$ (1,459,268)	$ (589,735)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.10)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,892,141	14,346,674

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2011 and 2010 is as follows:

Net Loss	$ (1,459,268)	$ (589,735)

Other Comprehensive Income Loss	142,230	(30,818)

Comprehensive Loss	$ (1,317,038)	$ (620,553)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2011 and 2010 (restated)

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, December 31, 2009 (restated)	--	$ --	14,342,141	$ 14,342	$ 30,806,346	$ (32,524,492)	$ (111,862)	$ (45,807)

Shares issued for services
$.1034 per share	--	--	550,000	550	56,282	--	--	(56,832)

Amortization of prepaid expenses	--	--	--	--	--	--	--	63,089

Foreign currency translation	--	--	--	--	--	--	(30,818)	--

Net loss for the period ended
December 31, 2010	--	--	--	--	--	(589,735)	--	--

Balance, December 31, 2010 (restated)	--	$ --	14,892,141	$ 14,892	$ 30,862,628	$ (33,114,227)	$ (142,680)	$ (39,550)

Shares issued for services
$.1034 per share	--	--	--	--	--	--	--	-

Amortization of prepaid expenses	--	--	--	--	--	--	--	39,550

Contributed capital	--	--	--	--	71,481	--	--	--

Foreign currency translation	--	--	--	--	--	--	142,230	--

Net loss for the period ended
December 31, 2011	--	--	--	--	--	(1,459,268)	--	--

Balance, December 31, 2011	--	$ --	14,892,141	$ 14,892	$ 30,934,109	$ (34,573,495)	$ (450)	$ --

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,459,268)	$ (589,735)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	213,948	325,393
Common stock issued for services rendered	-	56,832
Gain on settlement	-	(70,953)
Changes in operating assets and liabilities:
Accounts receivable	(738,086)	(65,383)
Prepaid expenses	(126,744)	52,390
Inventory	(296,198)	97,698
Deposits and other assets	489,111	15,989
Accounts payable	502,130	-
Accrued expenses	505,263	(137,780)
Net Cash Used in Operating Activities	(909,844)	(317,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	-	(435)
Purchases of property and equipment	(732)	(16,920)
Net Cash Used in Investing Activities	(732)	(17,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	145,198	34,388
Net proceeds from banking line of credit	100,420	(49,990)
Payments on notes payable	(2,108)	(1,753)
Payments on notes payable - related parties	(267,500)	205,000
Proceeds from convertible notes payable – related party	200,000	-
Proceeds from convertible note payable	776,720	100,000
Net Cash Provided by Financing Activities	952,730	287,645

Effect of Foreign Currency on Cash	2,821	(30,817)

NET INCREASE IN CASH	44,975	(78,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,124	256,200

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 223,099	$ 178,124

SUPPLEMENTAL CASH FLOW INFORMATION
Interest	$ 18,691	$ 7,210
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The companies operated under common management to distribute the products of both companies jointly as though one company. The combined operation subsequently combined their product lines and created a new unified catalog.

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

a. Organization - continued

in the United States, Canada, Australia, New Zealand, Singapore, Japan, United Kingdom, the Netherlands, and Germany and currently has plans to expand into other areas of the world.   Whole Living, Inc. changed its name to ForeverGreen Worldwide Corporation in December 2006.

During the last quarter of 2007, the Company began operations in Mexico. In 2009 the Company introduced a program to make its products available to many more international countries. This program is called “the NFR program” NFR means not for resale and supports consumer in many countries to enjoy limited ForeverGreen products for personal use in these countries include Argentina, Austria, Barbados, Bolivia, Chile, China, Curacao Island, Colombia, Ecuador, Dominican Republic, Ghana, Greece, Guam, Hungry, Indonesia, Ireland, Israel, Ivory Coast, Italy, Kenya, Korea, Malaysia, Morocco, Pakistan, Peru, Philippines, Poland, Portugal, Puerto Rico, South Africa, Spain, Sweden, Switzerland, Taiwan, and Trinidad.

b. Recognition of Revenue

Revenues and costs of revenues from services are recognized during the period in which the services are provided.  The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC.  ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s source of revenue is from the sale of various food and other natural products.  The Company recognizes the sale upon shipment of such goods.  The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances.  The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor.  Returns are less than 2.5% of sales for both years presented.  Revenues are reported net of returns.  All conditions of ASC 605-10 are met and the revenue is recorded upon sale, with an estimated accrual for returns where material.

c. Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely.  No allowance has been recorded at December 31, 2011 and 2010, accordingly.

Distributors are required to pay for products prior to shipment. Distributors typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from distributors that are not distribution centers and any balances carried would be minimal.

d. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2010 and 2011 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

e. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 4,132,324 and 1,102,475 such potentially dilutive shares excluded as of December 31, 2011 and 2010.

	December 31,
	2011	2010
Income (Loss) Numerator	$ (1,459,268)	$ (589,735)
Shares (Denominator)	14,892,141	14,346,674

Per Share Amount	$ (0.10)	$ (0.04)

f. Provision for Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Years Ended
	December 31,
	2011	2010
Book income (loss) from operations	$ (496,151)	$ (200,510)
Inventory reserve	9,207	17,848
State tax benefit	(43,778)	(19,461)
Other	1,891	-
Employee expenses	(278)	20,232
Change in valuation allowance	529,109	181,891
Total provision for income taxes	$ -	$ -

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

f. Provision for Income Taxes - continued

Net deferred tax assets consist of the following components as of:

	December 31,
	2011	2010
Net operating loss carry forwards	$ 10,175,796	$ 9,672,574
Meals	(628)	(628)
Inventory reserve	18,696	9,489
Employee accruals	19,954	20,323
Depreciation and amortization	35,434	18,476
Valuation allowance	(10,249,252)	(9,720,143)
Net deferred taxes	$ -	$ -

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2011.  Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions.  As of December 31, 2011 and 2010, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2011, the Company has net operating loss carry forwards of approximately $26,760,701. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2019.  The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

g. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

h. Property and Equipment

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements.  Depreciation expense for the period ended December 31, 2011 and 2010 is $121,459, and $233,499, respectively.

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.   At December 31, 2006, the Company did an analysis of the combined assets and made an adjustment to the property and equipment for assets that no-longer had value to the corporation and which were fully depreciated.  The aggregate amount of this adjustment is $963,097 for both the fixed assets and accumulated depreciation to remove those assets and the applicable accumulated depreciation associated with them.  There was no effect on the income

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

h. Property and Equipment - continued

statement or the net value of the fixed assets or total assets as a result of this adjustment.  The Company did continuing analysis for the period ended December 31, 2011 and determined no adjustment to long term assets was needed.

i. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients.  Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives.  Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate.  The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products.  On December 31, 2011 and 2010 there was an allowance for obsolete inventory in the amount of $27,079 and $27,079, respectively.

j. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011 and 2010.

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

m. Equity Instruments

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

m. Equity Instruments - continued

consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC 505-50, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. The Company recognized $0 and $56,832 in expense for equity issued to consultants for the years ended December 31, 2011 and 2010, respectively.

n. Intangible Assets

Intangible assets consist of patent costs, trademark costs and the customer base.  Patent costs are costs incurred to develop and file patent applications.  Trademark costs are costs incurred to develop and file trademark applications.  If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks.  Unsuccessful patent and trademark application costs are expensed at the time the application is denied.  Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review.  In performing this assessment, management considers current market analysis of the technology and future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets.  No impairment was recognized accordingly, during the years ended December 31, 2011 and 2010.

The Company capitalizes legal fees incurred to register trademarks for its products.  Trademarks consist of the following for the period ended December 31, 2010 and 2009:

	2011	2010
Trademarks	$ 78,787	$ 69,204
Less accumulated amortization	(27,157)	(20,259)
Net trademarks	$ 51,630	$ 48,945

The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC (see Note 7 below).  The Company amortizes the customer base over a period of ten years. The customer base consists of the following for the period ended December 31, 2011:

2011
Customer Base	$ 855,900
Less accumulated amortization	(427,950)
Net Customer Base	$ 427,950

Trademark, patent and customer based amortization expense for the years ended December 31, 2011 and 2010 were $92,489 and $91,894, respectively.

o. Advertising

Advertising expense for the years ended December 31, 2011 and 2010 were $186,349 and $61,290, respectively.

p. Business Acquisitions

Business acquisitions are accounted for under the purchase method of accounting.  Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

p. Business Acquisitions – continued

and intangible assets acquired recorded as goodwill.  We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles.  Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations.  Results of operations for acquired businesses are included in the consolidated financial statements from the date of acquisition.

q. Accumulated Other Comprehensive Income

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity (deficit).

r. Recent accounting pronouncements

Recent Accounting Pronouncements - In December 2010, the FASB issued ASU 2010-28, “Intangibles —Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not expect adoption of this guidance to have an impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. We do not expect adoption of this guidance to have an impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update is effective for annual and interim goodwill

                                       FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

r. Recent accounting pronouncements - continued

impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Property and equipment consists of the following at December 31, 2011 and 2010:

	2011	2010
Leasehold improvements	$ 85,838	$ 86,113
Office furniture & fixtures	187,548	177,355
Equipment	458,414	458,414
Vehicles	56,548	56,548
Computer equipment	515.170	516,546
Computer software	635,446	635,445

Total Fixed Assets	1,938,764	1,930,031
Accumulated depreciation	(1,787,620)	(1,665,144)
Total Property & Equipment	$151,144	$ 264,887

Depreciation expense for the years ended December 31, 2011 and 2010 were $121,459 and $233,499 respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2011 and 2010:

	2011	2010
Distributor liabilities	$ 440,361	$ 421,933
Accrued employee benefits	58,689	59,506
Accrued accounting fees	-	64,832
Accrued taxes	1,032,382	858,699
Other accrued liabilities	579,196	384,236
Total	$ 2,110,674	$ 1,789,206

NOTE 4 – NOTES PAYABLE

Long term liabilities are detailed in the following schedules as of December 31, 2011 and 2010:

	2011	2010
Note payable to Wells Fargo Bank bearing interest
At 7%, principle and interest due monthly, matures
August, 2019, secured by equipment	$ 23,092	$ 25,200
Less current portion of Notes payable	(1,945)	(4,127)
Net Long-Term Liabilities	$ 21,147	$ 21,073

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – NOTES PAYABLE - continued

Future minimum principal payments on notes payable and notes payable-related party are as follows at December 31, 2011:

2012	1,945
2013	2,097
2014	2,259
2015	2,435
Thereafter	12,402
Total	$ 21,138

2011 NOTES PAYABLE
AMOUNT	TYPE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Not convertible related	12/9/2008	10%	Due on demand
$ 437,478	Not convertible related	7/31/2009	10%	7/31/2012
$ 45,000	Convertible related	10/7/2010	10%	9/30/2012
$ 200,000	Convertible related	1/19/2011	10%	7/31/2012
$ 394,962	Convertible unrelated	1/19/2011	10%	7/31/2012
$ 100,000	Convertible unrelated	3/14/2011	10%	7/31/2012
$ 281,758	Convertible unrelated	5/26/2011	10%	12/31/2012
$ 231,756	Convertible unrelated	3/9/2010	10%	1/31/2012

2010 NOTES PAYABLE
AMOUNT	TYPE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Not convertible related	12/9/2008	10%	Due on demand
$ 45,000	Not convertible related	7/23/2009	10%	11/30/2009
$ 437,478	Not convertible related	7/31/2009	10%	7/31/2012
$ 45,000	Not convertible related	8/21/2009	10%	11/30/2009
$ 17,500	Not convertible related	8/21/2009	10%	12/28/2009
$ 40,000	Not convertible related	1/7/2010	10%	2/20/2010
$ 40,000	Not convertible related	1/29/2010	10%	3/15/2010

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 4 – NOTES PAYABLE - continued

2010 NOTES PAYABLE - continued
AMOUNT	TYPE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 50,000	Not convertible related	3/4/2010	10%	4/30/2010
$ 30,000	Not convertible related	10/7/2010	10%	9/30/2012
$ 45,000	Convertible related	10/7/2010	10%	9/30/2012
$ 231,756	Convertible unrelated	3/9/2010	10%	1/31/2012

The Company has a revolving line of credit bearing 6.75% interest per annum with balances of $100,420 and $50,379 at December 31, 2011 and 2010, respectively.

Accrued interest for the periods ended December 31, 2011 and 2010 was $391,719 and $195,615, respectively.

NOTE 5 – OPERATING LEASES

The Company has two building leases for office, production warehouse space in Orem, Utah.  The Company signed a new lease in 2011 for the office space at a monthly rent of $9,750.  The production warehouse lease for $10,061 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The Company has an office in Mexico with a one year lease paying $2,000 per month and an office in Colombia with a one year lease paying $840 per month. The company added offices in Chile and Costa Rica in 2011.  The Chile office has a one year lease and is paying $1,390 per month, and the Costa Rica office has a 3 year lease and is paying $1,500.  All rent amounts above are in USD.

Total Lease Commitments:

2012	192,370
2013	428,453
2014	263,295
2015	309,399
Thereafter	195,576
Total	$ 1,289,093

Rent expense for operating leases for December 31, 2011 and 2010 was $249,117, and $286,908, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

UTI United States, Inc. (“UTI”) filed a complaint against ForeverGreen International, L.L.C. on August 27, 2009 in the Third District Court, State of Utah Salt Lake County, West Jordan Department.  UTI alleges that it has not been paid $31,172 for shipping and freight services provided to ForeverGreen International and is seeking that amount, plus interest and costs of the action.   The Company is aggressively defending its position and feels strongly that this claim will not result in a liability.

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 7 – ALLOCATION OF PURCHASE CONSIDERATION IN BUSINESS COMBINATIONS

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

The Customer base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company will amortize the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with FASB ASC 350-10, goodwill is not amortized and is tested for impairment on an annual basis.  The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill. See Note 1 (n) above for gross book value, accumulated amortization and net book value of the customer base intangible asset.

NOTE 8 – INVENTORY

Inventories for December 31, 2011 and 2010 were classified as follows:

	2011	2010
Raw Materials	$ 442,147	$ 356,133
Finished Goods	730,491	374,142
Total Inventory	1,172,638	730,275
Less Reserve for Obsolete Inventory	(27,079)	(27,079)
Total Inventory (net of reserve)	$1,145,559	$ 703,196

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $4,298,664 a net operating loss of $1,459,268, and accumulated deficit of $34,573,495 at December 31, 2011, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 9 - GOING CONCERN - continued

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were available to be issued.  Other than the events described below, we did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

On January 13, 2012 the Company borrowed $40,000 at an interest rate of 10%from a related party which was paid back in full by March 1, 2012.

On March 16, 2012 the Company borrowed $30,000 at an interest rate of 10% from a related party which was paid back in full on May 1, 2012.

NOTE 11 – RESTATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, the Company discovered goodwill impairment related to the year ended 2009, unrecorded liabilities and related expenses in 2010, unrecorded costs in 2010. The Company has restated its financial statements for the year ended December 31, 2010 to reflect the goodwill impairment, unrecorded liabilities and related expenses and unrecorded costs.  Summarized financial statements reflecting the restatements are as follows:

[Restatements follow]

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 11 – RESTATED FINANCIAL STATEMENTS – continued

CONSOLIDATED BALANCE SHEETS Year Ended December 31, 2010

	As Originally Reported	As Restated	Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,124	$178,124	$-
Accounts receivable, net	78,831	78,831	-
Prepaid expenses and other	14,324	14,324	-
Inventory	835,804	703,196	(132,608)
Total current assets	1,107,083	974.475	(132,608)
PROPERTY AND EQUIPMENT, net	264,887	264,887	-
OTHER ASSETS
Deposits and other assets	82,909	82,909	-
Trademarks, net of amortization	48,945	48,945	-
Customer base - net of amortization	513,540	513,540	-
Goodwill	7,021,454	-	(7,021,454)
Total other assets	7,666,848	645,394	(7,021,454)
TOTAL ASSETS	$9,038,818	$1,884,756	$(7,154,062)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	34,388	34,388	-
Accounts payable	762,715	854,068	91,353
Accrued expenses	1,789,206	1,789,206	-
Due to related parties	83,718	83,718	-
Banking line of credit	50,379	50,379	-
Current portion of long-term debt	4,127	4,127	-
Notes payable, related parties	1,189,978	1,189,978	-
Convertible notes payable, related parties	45,000	45,000	-
Notes payable, unrelated parties	231,756	231,756	-
Total Current Liabilities	4,191,267	4,282,620	91,353
LONG-TERM DEBT
Notes payable	21,073	21,073	-
Total Long-Term Debt	21,073	21,073	-
Total liabilities	4,212,340	4,303,693	91,353
COMMITMENTS

continued

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 11 – RESTATED FINANCIAL STATEMENTS – continued

CONSOLIDATED BALANCE SHEETS Year Ended December 31, 2010 – continued

	As Originally Reported	As Restated	Change
STOCKHOLDERS' EQUITY
Preferred stock, no stated par value; authorized 10,000,000; no shares outstanding	-	-	-
Common stock; par value $0.001 per share; authorized 100,000,000 shares; 14,882,141 and 14, 342, 141 shares, respectively issued and outstanding	14,892	14,892	-
Additional paid-in capital	30,862,628	30,862,628	-
Prepaid equity expense	(39,550)	(39,550)	-
Other comprehensive loss	(142,680)	(142,680)	-
Accumulated deficit	(25,868,812)	(33,114,226)	(7,245,415)
Total Stockholders' Equity	4,826,478	(2,418,937)	(7,245,415)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,038,818	$1,884,756	$(7,154,062)

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 11 – RESTATED FINANCIAL STATEMENTS - continued

CONSOLIDATED STATEMENTS OF OPERATIONS Year Ended December 31, 2010

	As Originally Reported	As Restated	Change
REVENUES, net	$10,620,700	$10,620,700	$-
COST OF SALES, net	7,358,821	7,491,429	132,608
GROSS PROFIT	3,261,879	3,129,272	(132,607)
OPERATING EXPENSES
Selling expenses	2,011,623	2,011,623	-
Professional fees	401,530	401,530	-
General and administrative	1,125,705	1,183,727	58,021
Total operating expenses	3,538,858	3,596,880	58,021
Net income (loss) from operations	(276,979)	(467,608)	(190,628)
Other income (expense)
Gain on settlement	70,953	70,953	-
Gain on sale of assets	-	-	-
Interest expense	(193,080)	(193,080)	-
Total other Income (expense)	(122,127)	(122,127)	-
Loss from continuing operations before income tax provision	$(399,106)	$(589,735)	$(190,628)
Income Tax Provision/(Benefit)	-	-

NET LOSS	$(399,106)	$(589,735)	$(190,628)
EARNINGS PER SHARE
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.01)
Weighted-average common shares outstanding	14,346,674	14,346,674	-

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended December 31, 2010 and 2009
Net loss	$(399,106)	$(589,735)	$(190,628)
Other comprehensive income loss	(30,818)	(30,818)	-
Comprehensive Loss	$(429,924)	$(620,553)	$(190,629)

FOREVERGREEN WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 11 – RESTATED FINANCIAL STATEMENTS - continued

CONSOLIDATED STATEMENTS OF CASH FLOWS - Year Ended December 31, 2010

	As Originally Reported	As Restated	Change
Net loss	$(399,106)	$(589,735)	$(190,629)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation & amortization	325,393	325,393	-
Common stock issued for services rendered	56,832	56,832	-
Gain on settlement	(70,953)	(70,953)	-
Changes in operating assets and liabilities
Accounts receivable	(65,383)	(65,383)	-
Prepaid expenses	52,390	52,390	-
Inventory	(34,910)	97,698	132,608
Deposits	15,989	15,989	-
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(197,801)	(139,780)	58,021
Net cash provided (used) by operating activities	(317,549)	(317,549)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for trademarks	(435)	(435)	-
Purchases of property and equipment	(16,920)	(16,920)	-
Net cash (used) by investing activities	(17,355)	(17,355)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	34,388	34,388	-
Proceeds from revolving bank line of credit	342,448	342,448	-
Payments on revolving bank line of credit	(392,438)	(392,438)	-
Payments on notes payable	(1,753)	(1,753)	-
Proceeds from notes payable – non-related party	231,756	231,756	-
Proceeds from notes payable – related parties	205,000	205,000	-
Payments on notes payable – related parties	(131,756)	(131,756)	-
Net cash provided by financing activities	287,645	287,645	-
Effect of foreign currency in cash	(30,817)	(30,817)
Net increase/(decrease) in cash and cash equivalents	(78,076)	(78,076)	-
Cash and cash equivalents at beginning of period	256,200	256,200	-
Cash and cash equivalents at end of period	$178,124	$178,124	$-
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$7,210	$7,210	$-
Cash paid for income taxes	$-	$-	$-

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on February 3, 2011 we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC and engaged Morrill & Associates, LLC as our independent public registered accounting firm.

As reported in our Current Report on Form 8-K, on August 1, 2011, we dismissed Morrill & Associates, LLC as our independent registered public accounting firm and engaged Sadler, Gibb & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  During the year ended December 31, 2011 we were unable to file our Form 10-K for the year ended December 31, 2010 in a timely manner due to changes to our financial statements requested by the SEC in a limited review of our reports.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011 due to a significant deficiency.   A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

We recognized significant deficiencies in 2011 as a result of regulatory reviews by the SEC and the PCAOB.  The Company was required to restate its financial statements for the year ended December 31, 2009 to account for an impairment of goodwill.  In response to the SEC review the Company performed a two step analysis pursuant to FASB ASC 350-20 to determine the value of goodwill. In the past the Company had relied upon step one of the analysis, but it was determined that we are required to rely upon step two of the analysis.  Step two of the analysis determines the implied fair market value of the Company by subtracting the unrecognized in-house intangible asset valuation, based upon the value of customer lists and proprietary formulas, from the net book value of the Company. This analysis resulted in an impairment of goodwill for the year ended December 31, 2009.  In addition to the impairment of goodwill the Company revised the financial statements to reflect a write down in inventory.

In December 2011, the PCAOB inspected the audit performed by Morrill & Associates, LLC for the year ended December 31, 2010 and the PCAOB reviewed the correspondence between the Company and the SEC related to the impairment of goodwill during the SEC’s review.  Based upon this inspection, the PCAOB determined that the Company’s calculations were not performed in accordance with generally accepted accounting principles (“GAAP”).  We must re-perform the goodwill analysis in accordance with ASC 350-20-35.  This revised goodwill analysis uses the original inputs but corrects calculations and comparisons that existed in the original analysis.  In this re-performance of the goodwill analysis we determined that goodwill must be impaired to $0 for the year ended December 31, 2009.

In light of the significant deficiencies described above, we performed additional analysis to ensure our financial statements were prepared in accordance with GAAP.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There have been no other material changes in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Ronald K. Williams	50	Chairman of the Board, President and CEO	From January 2006 until our next annual meeting
George H. Brimhall II	70	Director	From April 2008 until our next annual meeting
John S. Clayton	47	Director	From April 2008 until our next annual meeting
Paul T. Frampton	47	CFO, Secretary and Treasurer

Ronald K. Williams – Mr. Williams was appointed as our President and CEO in January 2006.  Mr. Williams was an original founder of Whole Living in 1998.  He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002.   He formed and he launched ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a distributor for NuSkin International and learned the trade and business with them.  He then went on to Neways International and became its Vice-president of Sales and Marketing.  Then he served as a Senior Executive at Young Living Essential Oils.

George H. Brimhall II – Mr. Brimhall was appointed as a Director on April 25, 2008.  Since 1974 he has been self-employed with GNS Development Corporation with a business plan focused on commercial recreational development.

John S. Clayton – Mr. Clayton was appointed as a Director on April 24, 2008.  Since 2002 he has been self-employed with First Equity Holdings Corp., an investment company.

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

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely:  (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe during the year ended December 31, 2011 Ronald K. Williams filed late three Forms 4 related to five transactions and George Brimhall II filed a Form 5 related to one late Form 4 transaction.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald K.Williams CEO	2011	$ 78,000	$ 142,107 (1)	$ 220,107
	2010	$ 72,600	$ 211,058 (2)	$ 283,658
Paul T. Frampton CFO	2011	$ 109,500	-	$ 109,500
	2010	$ 107,000	–	$ 107,000
(1) Represent commissions earned through the ForeverGreen Compensation Plan. (2) Represent commissions earned through the ForeverGreen Compensation Plan.

We do not have any employment contracts with the above named executive officers.  We do not offer a retirement benefit plan to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2011.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2011.

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 14,892,141 shares of common stock outstanding as of May 15, 2012.

BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Donald R. Mayer 9980 s. 300 W #320 Sandy, UT 84070	1,055,627	7.09

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald K. Williams	1,883,128	12.65
Paul T. Frampton	20,000	Less than 1%
George H. Brimhall II	7,312,445 (1)	49.10
John S. Clayton	1,574,648 (2)	10.57
All executive officers and directors as a group	9,804,920	72.32
(1) Represents 2,781,740 shares held by Mr. Brimhall and his spouse, 1,905,965 shares held by GBB Trust and 2,624,740 shares held in his children’s trust.
(2) Represents 407,022 shares held by Mr. Clayton and 1,167,626 shares held by his company, First Equity Holdings Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During 2010 the Company borrowed a total of $160,000 from a related party, First Equity Holdings Corp., a corporation owned by John Clayton, our director.  The Company also borrowed $45,000 from George Brimhall, another director.  As of December 31, 2010 the Company owed a total amount of $752,500 to First Equity Holdings, $45,000 to George Brimhall and $437,478 to John Clayton.

During 2011 the Company borrowed $394,962 from an unrelated party and used the funds to pay off $267,500 of the loans and accrued interest due to First Equity Holdings Corp.  The Company also borrowed $200,000 from George Brimhall in 2011.  As of December 31, 2011 the Company owed a total of $485,000 to First Equity Holdings Corp, $245,000 to George Brimhall, and $437,478 to John Clayton.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firms, Morrill & Associates, LLC, and Sadler, Gibb and Associates, LLC in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2011	2010
Audit fees	$ 64,832	$ 68,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 21 through 44.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Rocky Mountain Development, dated July 1, 2011
10.2

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

21.1	Subsidiaries of ForeverGreen (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/Ronald K. Williams Ronald K. Williams, President	Date: May 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Ronald K. Williams Ronald K. Williams Chairman of the Board President Chief Executive Officer	Date: May 17, 2012
By: /s/Paul T. Frampton Paul T. Frampton Chief Financial Officer Treasurer	Date: May 17, 2012
By: /s/ John S. Clayton John S. Clayton Director	Date: May 17, 2012