Form 10-Q
period 2012-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2012-05-21
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 17, 2012 was 14,892,141.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

4

Condensed Consolidated Statements of Cash Flows

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

14

Item 6.  Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the first quarter ended March 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the first quarter ended March 31, 2012, are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$209,304	$223,099
Accounts Receivable, net	124,149	103,770
Prepaid expenses	242,221	158,714
Inventory	1,109,018	1,145,560
Total Current Assets	1,684,692	1,631,143
PROPERTY AND EQUIPMENT, net	134,300	151,144

OTHER ASSETS
Deposits and other assets	64,454	64,454
Trademarks	50,682	51,319
Customer base	406,553	427,950
Total Other Assets	521,689	543,723
TOTAL ASSETS	$2,340,681	$2,326,010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$188,106	$179,586
Accounts payable	1,191,664	1,183,101
Accrued expenses	2,321,530	2,110,674
Due to related parties	178,127	178,127
Banking line of credit	24,346	100,420
Current portion of long-term debt	1,945	1,945
Notes payable, related parties	952,478	922,478
Convertible notes payable, related parties	245,000	245,000
Notes payable, unrelated parties	1,008,476	1,008,476
Total Current Liabilities	6,111,672	5,929,807
LONG-TERM DEBT
Notes payable	21,147	21,147
Total Long-Term Debt	21,147	21,147
Total Liabilities	6,132,819	5,950,954
COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized 100,000,000 shares;14,892,141 and 14,892,141 shares respectively issued and outstanding	14,892	14,892
Additional paid-in capital	30,934,109	30,934,109
Other comprehensive loss	(40,303)	(450)
Accumulated deficit	(34,700,836)	(34,573,495)
Total Stockholders' Deficit	(3,792,138)	(3,624,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,340,681	$2,326,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUES, net	$3,600,356	$2,822,201
COST OF SALES, net	2,656,337	2,195,898
GROSS PROFIT	944,019	626,303

OPERATING EXPENSES
Salaries and wages	556,595	496,168
Professional fees	138,993	91,082
General and administrative	310,344	333,665
Total Operating Expenses	1,005,932	920,915

NET OPERATING LOSS	(61,913)	(294,612)

OTHER EXPENSE
Interest expense
	(64,978)	(48,171)
Total Other Expense	(64,978)	(48,171)

Loss from continuing operations before income tax provision	(126,891)	(342,783)
Income Tax Benefit	-	-

NET LOSS	$(126,891)	$(342,783)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,892,141	14,892,141

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the fiscal years ended March 31, 2012 and 2011 are as follows:
Net Loss	$(126,891)	$(342,783)
Other Comprehensive Income (Loss)	(40,303)	(7,761)
Comprehensive Loss	$(167,194)	$(350,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(126,891)	$(342,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,116	69,551
Changes in operating assets and liabilities:
Accounts receivable	(20,379)	(6,073)
Prepaid expenses	(83,506)	(73,706)
Inventory	36,543	(261,165)
Deposits	-	(411)
Accounts payable	8,563	15,151
Accrued expenses	210,856	142,620
Net Cash Provided by (Used in) Operating Activities	79,302	(456,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(1,082)	(550)
Purchases of property and equipment	(14,793)	(1,659)
Net Cash Used in Investing Activities	(15,875)	(2,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	8,520	(156,540)
Net proceeds from revolving bank line of credit	(76,074)	281,798
Accrued Interest Included in Related Party Not Consolidation		27,462
Payments on notes payable	-	(2,148)
Proceeds from notes payable	-	494,962
Proceeds from notes payable - related parties	70,000	100,000
Payments on notes payable -related parties	(40,000)	(294,962)
Net Cash Provided by (Used in) Financing Activities	(37,554)	450,572

Effect of Foreign Currency on Cash	(39,668)	(7,761)

NET DECREASE IN CASH	(13,795)	(16,214)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,099	178,124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209,304	$161,910

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$18,691	$21,533
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has incurred operating losses during the three months ended March 31, 2012 of $126,891 and has an accumulated net loss totaling $34,700,386.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through March 31, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 6,083,590 and 4,933,590 such potentially dilutive shares excluded as of March 31, 2011 and 2011.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

Reclassification

On the cash flow statement the Company has re-classed what was formerly “Accrued Interest Included in Related Party Note Consolidation” to be now included in “Payments of notes payable-related parties”.

Subsequent Events

The Company has paid off the $30,000 note below on April 30, 2012.

NOTE 4 – DUE TO RELATED PARTIES

The Company owes one officer of the Company and two other employees a total of $178,127. Interest is being accrued for these payables.

NOTE 5 – NOTES PAYABLE

Long term liabilities are detailed in the following schedules as of March 31, 2012

Note payable to Wells Fargo Bank bearing interest At 7%, principle and interest due monthly, matures August, 2019, secured by equipment	$23,092
Less current portion of Notes payable	(1,945)
Net Long-Term Liabilities	$21,147

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 5 – NOTES PAYABLE - CONTINUED

OTHER NOTES

AMOUNT	TYPE	ORIGINATION DATE	INTEREST RATE	DUE DATE

$485,000	NOT COVERTIBLE RELATED	12/9/2008	10%	DUE ON DEMAND
$437,478	NOT COVERTIBLE RELATED	7/31/2009	10%	7/31/2012
$45,000	CONVERTIBLE RELATED	10/7/2010	10%	9/30/2012
$200,000	CONVERTIBLE RELATED	1/19/2011	10%	7/31/2012
$30,000	CONVERTIBLE RELATED	3/16/2012	10%	4/30/2012
$394,962	CONVERTIBLE UNRELATED	1/19/2011	10%	7/31/2012
$100,000	CONVERTIBLE UNRELATED	3/14/2011	10%	7/31/2012
$281,758	CONVERTIBLE UNRELATED	5/26/2011	10%	12/31/2012
$231,756	CONVERTIBLE UNRELATED	3/9/2010	10%	1/31/2012
$24,346	BANKING LINE OF CREDIT	7/9/2005	7%	Revolving

NOTE 6 – RECOGNITION OF REVENUE

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INVENTORY

Inventories for December 31, 2011 and 2010 were classified as follows:

	2012	2011
Raw Materials	$ 705,965	$ 442,147
Finished Goods	430,131	730,491
Total Inventory	1,136,096	1,172,638
Less Reserve for Obsolete Inventory	(27,079)	(27,079)
Total Inventory (net of reserve)	$ 1,109,017	$ 1,145,559

NOTE 9 – RELATED PARTY TRANSACTIONS

During the first quarter of 2012 the Company borrowed a total of $70,000 from a related party.  The Company paid back $40,000 of those notes on February 29, 2012.  As of March 31, 2012 the company owes $952,478 in related party notes payable.

Company officers have paid for expenses on behalf of the Company from time to time, which amounts are non-interest bearing and are due on demand. These amounts are recorded as due to related parties amounting to $178,127 and $178,127 at March 31, 2012 and December 31, 2011, respectively.

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

During the first quarter ended March 31, 2012 (“2012 first quarter’) we experienced a sales growth of 28% compared to the first quarter ended March 31, 2011 (“2011 first quarter”) primarily as the result of the introduction of our new brand philosophy “RESTORATION90”. In an effort to simplify the products available by ForeverGreen, the products are all now branded under the philosophy of Restoration Biology, branded as RESTORATION90.

We define RESTORATION90 as the simple concept that the body doesn’t know its chronological age, but knows it’s biological age. If the body is given the proper raw materials the body can work miracles and the body can restore itself to a more youthful biological age. ForeverGreen International specializes in providing excellent raw materials.

ForeverGreen introduced a new product called “Inspirin” at the November International Convention. Inspirin has several unique ingredients and advantages. It contains antioxidants, essential fatty acids, all 20 amino acids, nuts, marine phytoplankton, natural minerals and a complete natural protein source.  In addition to helping with anti-aging and nutrition, Inspirin also helps build and tone muscle, relieve stress and relieve aches. The product is gluten free and aids with digestion.

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

The enhancements of the compensation plan along with the simplified band of RESTORATION90 will, we believe, continue the sales growth trends we have experience over last year. The new “Raw Promise Pack” which features a new product called Powercode ETL and supports proper weight management has been introduced in May 11, 2012. This pack and program focus on the current epidemic of weight management challenges and obesity throughout the world.

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

Liquidity and Capital Resources

During the first quarter ended March 31, 2012 we invested in marketing and advertising to facilitate our expected growth.  At March 31, 2012, cash decreased to $209,304 and we recorded a net loss of $126,978 for the 2012 first quarter.  We also had negative working capital of $4,426,980 at March 31, 2012. Our net loss decrease for the 2012 first quarter compared to the 2011 first quarter was directly related to the sales growth, the loss was larger than expected as we continued to invest in international expansion into our Latin American markets and specific Eastern European countries with incorporations, product registrations and operational needs. The losses and negative working capital for the 2012 first quarter raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and manage expenses, improving profitability and the liquidity of ForeverGreen.

During the 2012 first quarter we relied on our revenues and additional funding to fund operations. We relied upon two short term loans from related parties of $40,000 in January and $30,000 in March. The $40,000 short term loan was paid back in full in the 2012 first quarter including interest; the $30,000 short term loan was fully paid back in April 2012. We are currently looking forward to and investing in the growth of our Company due to the signing of several top industry leading entrepreneurs and their down-lines.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

Our total liabilities at March 31, 2012 were $6,132,819 compared to $5,950,954 at December 31, 2011.  The majority of the increase is reflected in accrued expenses, mainly accrued interest, increasing by $181,856.  See below for details of accrued expenses.

The Company has two building leases for office, production and warehouse space in Orem, Utah.  The Company signed a new lease in 2011 for the office space at a monthly rent of $9,750.  The production warehouse lease for $10,061 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The Company has an office in Mexico with a one year lease paying $2,000 per month and an office in Colombia with a one year lease paying $840 per month. The Company added offices in Chile and Costa Rica in 2011.  The Chile office has a one year lease and is paying $1,390 per month, and the Costa Rica office has a 3 year lease and is paying $1,500.  All rent amounts above are in USD. The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.

Our total current liabilities at March 31, 2012 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable.   Our accounts payable of $1,191,664 were primarily related to vendor purchases.  Our accrued expenses of $2,321,530 were related to commissions payable, sales tax payable, foreign GST and VAT taxes payable, interest payable and payroll taxes payable.  We also carry notes payable and lines of credit of $2,253,392 related to loans from related parties, as well as third parties.  These notes carry 10% interest and have due dates through January 31, 2012.

Results of Operations

The following chart summarizes the unaudited consolidated financial statements of ForeverGreen Worldwide at March 31, 2012 and December 31, 2011.  The consolidated unaudited balance sheets and unaudited statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	First quarter ended March 31, 2012	Year ended Dec. 31, 2011
	(Unaudited)
Cash and cash equivalents	$ 209,304	$ 223,099
Total current assets	1,684,692	1,631,143
Total assets	2,340,681	2,326,010
Total current liabilities	6,111,672	5,929,807
Long-term debt	21,147	21,147
Total liabilities	6,132,819	5,950,954
Accumulated deficit	(34,700,386)	(34,573,495)
Total stockholders’ equity	$ (3,792,138)	$ (3,624,944)

SUMMARY OF OPERATIONS	First quarter ended March 31,
	2012	2011
Revenues, net	$ 3,600,356	$ 2,822,201
Cost of sales	2,656,337	2,195,898
Gross profit	944,019	626,303
Total operating expenses	1,005,932	920,915
Net income (loss) from continuing operations	(61,913)	(294,612)
Total other income (expense)	(64,978)	(48,171)
Net earnings (loss)	(126,891)	(342,783)
Net earnings (loss) per share (basic)	$ (0.01)	$ (0.02)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling.  Sales are net of returns, which have historically been less than 0.2% of sales; however, for the 2012 first quarter were 1.016.%, up from .984% in the 2011 comparable periods.  Sales for the 2012 first quarter increased 21.6% compared to the same period in 2010.  We attribute these increases to the introduction of our new brand RESORATION90 and having several top industry leaders join as distributors

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 73.8% of revenues for the 2012 first quarter compared to approximately 77.8% of revenues for the 2011 first quarter.   The 2012 decrease was mostly attributable to the decrease costs paid in our distributor commissions plan as transitional payments ended in 2011.

Total operating expenses decreased as a percentage of sales in the 2012 first quarter by 4.52%, but increased in dollars by $85,017 as compared to the 2011 first quarter.  General and administrative expenses decreased by $23,321 for the 2012 first quarter as compared to the 2011 first quarter.  This is due a decrease in depreciation expense as assets are becoming fully depreciated. Salaries and wages increased in the 2012 first quarter as compared to the same period in 2011 primarily due to the hiring of several new employees in our new Latin markets.  Professional fees increased by $47,911 for the 2012 first quarter and compared to the same period in 2011.  The increase in professional fees were due to IT support for our customized point of sale and commission software .

Despite increased revenues for the 2012 first quarter as compared to the 2011 comparable period, our net loss for the 2012 first quarter was $126,891 with a net loss per share of $0.01.  The net loss is due to management’s decision to support increased distributor sign ups and leader enrollments which is creating growth in 2012 and is expected to create future growth throughout 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective.  In April 2012 we reevaluated our policies and methods related to impairment of goodwill and determined that an adjustment to the value of goodwill was required for the year ended December 31, 2009.  Accordingly, we restated our financial statements for the period ended December 31, 2009 and 2010 and have instituted new policies and methods for determination of impairment of goodwill for future reports.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3.1	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3.2	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Rocky Mountain Development, LLC, dated July 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed May 18, 2012)
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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: May 21, 2012
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: May 21, 2012

16