Form 10-Q
period 2012-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2012-08-13
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 8, 2012 was 14,892,141.

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

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 1A.  Risk Factors

16

Item 6.  Exhibits

16

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month periods ended June 30, 2012, are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,655	$223,099
Accounts Receivable	129,957	103,770
Prepaid expenses	153,378	158,714
Inventory	1,018,484	1,145,560
Total Current Assets	1,517,474	1,631,143
PROPERTY AND EQUIPMENT, net	127,456	151,144

OTHER ASSETS
Deposits and other assets	64,525	64,454
Trademarks, net	48,865	51,319
Customer base, net	385,154	427,950
Total Other Assets	498,544	543,723
TOTAL ASSETS	$2,143,474	$2,326,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$174,113	$179,586
Accounts payable	917,108	1,183,101
Accrued expenses	2,359,797	2,110,674
Due to related parties	117,174	178,127
Banking line of credit	85,417	100,420
Current portion of long-term debt	2,135	1,945
Notes payable, related parties	952,478	922,478
Convertible notes payable, related parties	245,000	245,000
Notes payable, unrelated parties	1,008,476	1,008,476
Total Current Liabilities	5,861,698	5,929,807

LONG-TERM DEBT
Notes payable	19,460	21,147
Total Long-Term Debt	19,460	21,147
Total Liabilities	5,881,158	5,950,954

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized 100,000,000 shares;14,892,141 and 14,892,141 shares respectively issued and outstanding	14,892	14,892
Additional paid-in capital	30,934,109	30,934,109
Other comprehensive loss	52,473	(450)
Accumulated deficit	(34,739,158)	(34,573,495)
Total Stockholders' Deficit	(3,737,684)	(3,624,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,143,474	$2,326,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

REVENUES, net	$3,120,897	$3,481,814	$6,721,254	$6,304,015
COST OF SALES, net	2,041,704	2,641,037	4,698,041	4,836,935
GROSS PROFIT	1,079,193	840,777	2,023,213	1,467,080

OPERATING EXPENSES
Salaries and wages	546,331	553,722	1,102,927	1,049,890
Professional fees	121,987	195,921	260,979	287,002
General and administrative	389,486	244,536	699,831	578,202
Total Operating Expenses	1,057,804	994,179	2,063,737	1,915,094

NET OPERATING LOSS	21,389	(153,402)	(40,524)	(448,014)

OTHER EXPENSE
Interest expense	(60,215)	(52,066)	(125,193)	(100,237)
Other Income	54	-	54	-
Total Other Expense	(60,161)	(52,066)	(125,139)	(100,237)

Loss from continuing operations before income tax provision	(38,772)	(205,468)	(165,663)	(548,251)
Income Tax Benefit	-	-	-	-

NET LOSS	$(38,772)	$(205,468)	$(165,663)	$(548,251)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,892,141	14,892,141	14,892,141	14,892,141

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the fiscal years ended June 30, 2012 and 2011 are as follows:
Net Loss	$(38,772)	$(205,468)	$(165,663)	$(548,251)
Other Comprehensive Income (Loss)	93,224	(35,704)	52,471	(43,465)
Comprehensive Income (Loss)	$54,452	$(241,172)	$(113,192)	$(591,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(165,663)	$(548,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,370	133,280
Changes in operating assets and liabilities:
Accounts receivable	(26,187)	(56,497)
Prepaid expenses	5,338	(119,096)
Inventory	127,077	(222,036)
Deposits	(71)	(938)
Accounts payable	(265,993)	(31,005)
Accrued expenses	250,089	-
Net Cash Used in Operating Activities	30,960	(844,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(1,083)	(550)
Purchases of property and equipment	-	(3,536)
Net Cash Used in Investing Activities	(1,083)	(4,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(5,473)	156,540
Net proceeds from revolving bank line of credit	(15,003)	9,618
Payments on notes payable	(1,496)	(1,352)
Proceeds from notes payable	-	694,963
Proceeds from notes payable - related parties	100,000	200,000
Payments on notes payable -related parties	(128,452)	(267,500)
Net Cash Provided by (Used in) Financing Activities	(50,424)	792,269

Effect of Foreign Currency on Cash	13,103	(43,466)

NET DECREASE IN CASH	(7,444)	(99,826)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,099	178,124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,655	$78,298

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$7,210
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K.  The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has incurred operating losses during the six months ended June 30, 2012 of $165,663 and has an accumulated net loss totaling $34,739,158.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 6,083,590 and 4,933,590 such potentially dilutive shares excluded as of June 30, 2011 and 2011.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

Reclassification

Certain prior year balances and amounts in these financial statements have been reclassified in order to conform to the presentation of current year balances and amounts.

Subsequent Events

The Company paid off the $30,000 note dated June 14, 2012 (See Note 5, below) on August 6, 2012.

NOTE 4 – NOTES PAYABLE

Long-term debt is detailed as follows:

	June 30, 2012	December 31, 2011
Note payable to Wells Fargo Bank bearing interest at 7%, principle and interest due monthly, matures August, 2019, secured by equipment	$21,595	$ 23,092
Less current portion of notes payable	(2,135)	(1,945)
Net Long-Term Debt	$19,460	$ 21,147

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 4 – NOTES PAYABLE - CONTINUED

Other current notes payable are detailed in the following table:

Type	Collateral	Origination Date	Interest Rate	Due Date	Original Amount	Balance at June 30, 2012	Balance at December 31, 2011
Not Convertible Related	Inventory and Business Assets	12/9/2008	10%	Due on Demand	$485,000	$485,000	$485,000
Not Convertible Related	Inventory and Business Assets	7/31/2009	10%	7/31/2012	$437,478	$437,478	$437,478
Convertible Related	Inventory and Business Assets	10/7/2010	10%	9/30/2012	$45,000	$45,000	$45,000
Convertible Related	Inventory and Business Assets	1/19/2011	10%	7/31/2012	$200,000	$200,000	$200,000
Convertible Related	Inventory and Business Assets	6/14/2012	10%	7/31/2012	$30,000	$30,000	$0
Total Related						$1,197,478	$1,167,478
Convertible Unrelated	Inventory and Business Assets	1/19/2011	10%	7/31/2012	$394,962	$394,962	$394,962
Convertible Unrelated	Inventory and Business Assets	3/14/2011	10%	7/31/2012	$100,000	$100,000	$100,000
Convertible Unrelated	Inventory and Business Assets	5/26/2011	10%	12/31/2012	$281,758	$281,758	$281,758
Convertible Unrelated	Inventory and Business Assets	3/9/2010	15%	Due on Demand	$231,756	$231,756	$231,756
Banking Line of Credit	None	7/9/2005	7%	Revolving	$85,417	$85,417	$100,420
Total Unrelated						$1,093,893	$1,108,896

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 5 – RECOGNITION OF REVENUE

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

The Company’s source of revenue is from the sale of various food and other natural products.  The Company recognizes the sale upon shipment of such goods.  The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances.  The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor.  Returns are less than 2% of sales for both years presented.  Revenues are reported net of returns.  All conditions of ASC 605-10 are met and the revenue is recorded upon sale, with an estimated accrual for returns where material.

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

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California.  Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties. The Company plans to aggressively defend its position and feels strongly that this claim will not result in a liability.

NOTE 7 – INVENTORY

Inventories for June 30, 2012 and December 31, 2011 were classified as follows:

	2012	2011
Raw Materials	$ 349,514	$ 42,147
Finished Goods	696,049	730,492
Total Inventory	1,045,563	1,172,639
Less Reserve for Obsolete Inventory	(27,079)	(27,079)
Total Inventory (net of reserve)	$ 1,018,484	$ 1,145,560

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2010 the Company owed $1,234,978 to related parties. During the year ended December 31, 2011, the Company borrowed an additional $200,000 in secured notes payable, bearing interest at 10% with a maturity date of July 31, 2012. The Company repaid $267,500 of the related party notes payable during 2011, leaving a balance owing of $1,167,478.

During the six month period ended June 30, 2012 the Company borrowed a total of $100,000 from a related party for operating expenses. These notes had an interest rate of 10%, were secured with business assets, and had maturity dates ranging from February 3, 2012 to July 30, 2012.  The Company re-paid $70,000 of these notes leaving a balance of $1,197,478 in related party notes payable as of June 30, 2012. Subsequently, the Company re-paid the final $30,000 on July 30, 2012.

Company officers have paid for expenses on behalf of the Company from time to time, which amounts are non-interest bearing and are due on demand. These amounts are recorded as due to related parties amounting to $117,174 and $178,127 at June 30, 2012 and December 31, 2011, respectively.

In this report references to “ForeverGreen,” “we,” “us,” “our” and “the Company” refer to ForeverGreen Worldwide Corp. and its subsidiary.

NOTE REGARDING FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

During the six month period ended June 30, 2012 we experienced a sales growth of 6.6% compared to the six month period ended June 30, 2011 primarily as the result of the introduction of our new brand philosophy “RESTORATION90”. In an effort to simplify the products available from ForeverGreen, the products are all now branded under the philosophy of Restoration Biology, branded as RESTORATION90.

We define RESTORATION90 as the simple concept that the body doesn’t know its chronological age, but knows it’s biological age. If the body is given the proper raw materials the body can work miracles and the body can restore itself to a more youthful biological age. ForeverGreen specializes in providing excellent raw materials.

ForeverGreen introduced the raw promise with a new product called “E2L” in May 2012. The raw promise pack and its products are designed to support the company’s philosophy of Restoration Biology. The product “E2L” stands for “eat to live” instead of the more common habit of “live to eat”. The proprietary formula contains ingredients that help the body manage cravings and in turn helps the consumer become a more decisive eater. The raw promise pack also include’s other ForeverGreen top selling products, FrequenSea, Inspirin, FIXX, Pulse 8, Pulse bars and bags and kale chips and green roll- up smoothies; a complete program to support proper weight management.  This pack and program focus on the current epidemic of weight management challenges and obesity throughout the world.

In response to ForeverGreen’s distributor leadership and the current economic conditions, ForeverGreen introduced a new compensation plan: “The People’s Plan” which started on July 27, 2011.  The People’s Plan is very simple to learn, which in turn means it is simple to teach and duplicate with our current Members and new Members. Part of the simplicity of the new People’s Plan is it incorporates the People’s Pack.  In March of 2012 we updated our compensation plan to pay 9 generations, along with a 5 level fast start payout.

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

We are expanding our markets and exclusive products and we anticipate the need to expand our international logistics centers.  For example, in August 2012 we completed the registration of our natural products in Russia and intend to expand into that market.  The rewards include increased sales and diversified market incomes.  However, international expansion is very expensive and key Members must experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

During the six month period ended June 30, 2012 (“2012 six month period”) we invested in marketing and advertising to facilitate our expected growth.  At June 30, 2012, cash decreased to $215,655 and we recorded a net loss of $165,663 for the 2012 six month period.  We also had negative working capital of $4,344,224 at June 30, 2012. Our net loss decrease for the 2012 six month period compared to the 2011 six month period was directly related to the sales growth and cost of goods cost reduction.  The loss was expected as we continued to invest in international expansion in our Latin American markets and specific Eastern European countries with incorporations, product registrations and operational needs. The losses and negative working capital for the 2012 six month period raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to increase revenues and manage expenses, improving profitability and the liquidity of ForeverGreen.

During the 2012 six month period we relied on our revenues and additional funding to fund operations. We relied upon two short term loans from related parties of $40,000 in January, $30,000 in March, and $30,000 in June. The January and March short term loans were paid back in full, including interest, in the 2012 six month period; the June short term loan was paid back on July 30, 2012 with interest. We are currently looking forward to and investing in the growth of our Company due to the signing of several top industry leading entrepreneurs and their down-lines.  Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

Our total liabilities at June 30, 2012 were $5,881,158 compared to $5,950,954 at December 31, 2011.  The majority of the decrease is reflected in a decrease in accounts payable.

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

Our total current liabilities at June 30, 2012 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable.   Our accounts payable of $917,108 were primarily related to vendor purchases.  Our accrued expenses of $2,359,797 were related to commissions payable, sales tax payable, foreign GST and VAT taxes payable, interest payable and payroll taxes payable.  We also carry notes payable and lines of credit of $2,205,954 related to loans from related parties, as well as third parties.  These notes carry 10% interest and have due dates through September 30, 2012.

Results of Operations

The following chart summarizes the unaudited consolidated financial statements of ForeverGreen Worldwide at June 30, 2012 and December 31, 2011.  The consolidated unaudited balance sheets and unaudited statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Six month period ended June 30, 2012	Year ended Dec. 31, 2011
	(Unaudited)
Cash and cash equivalents	$215,655	$223,099
Total current assets	1,517,474	1,631,143
Total assets	2,143,474	2,326,010
Total current liabilities	5,861,698	5,929,807
Long-term debt	19,460	21,147
Total liabilities	5,881,158	5,950,954
Accumulated deficit	(34,739,158)	(34,573,495)
Total stockholders’ equity	$(3,737,684)	$(3,624,944)

SUMMARY OF OPERATIONS	Three month period ended June 30,		Six month period ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues, net	$ 3,120,897	$3,481,814	$6,721,254	$6,304,015
Cost of sales	2,041,704	2,641,037	4,698,041	4,836,935
Gross profit	1,079,193	840,777	2,023,213	1,467,080
Total operating expenses	1,057,804	994,179	2,063,737	1,915,094
Net income (loss) from continuing operations	21,389	(153,402)	(40,524)	(448,014)
Total other income (expense)	(60,161)	(52,066)	(125,139)	(100,237)
Net earnings (loss)	(38,772)	(205,468)	(165,663)	(548,251)
Net earnings (loss) per share (basic)	(0.00)	(0.01)	(0.01)	(0.04)

Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling.  Sales are net of returns, which have historically averaged 1.6% of sales; however, for the 2012 six month period returns were 1.415%, up from .868% in the 2011 comparable period.  Sales for the 2012 six month period increased 6.6% compared to the same period in 2011, but sales for the three month period ended June 30, 2012 (“2012 second quarter”) decreased in comparison to the 2011 second quarter.  We attribute these increases to the introduction of our new brand RESORATION90 and having several top industry leaders join as distributors.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 69.9% of revenues for the 2012 six month period and was 65.4% of revenues for the 2012 second quarter compared to 76.8% of revenues for the 2011 six month period and 75.8% of revenues for the 2011 second quarter.  The decrease in the 2012 interim periods was mostly attributable to the decrease costs paid in our distributor commissions plan as transitional payments ended in 2011.

Total operating expenses increased in the 2012 six month period by $148,643 and by $63,625 for the 2012 second quarter compared to the 2011 interim periods.  Due to the completion of our customized point of sale and commission software we were able to reduce our professional fees by $26,023 in the 2012 six month period and by $73,934 for the 2012 second quarter in comparison to the 2011 interim periods.  General and administrative expenses increased by $121,629 for the 2012 six month period and by $144,950 for the 2012 second quarter as compared to the 2011 interim periods.  Salaries and wages increased in the 2012 six month period by $53,037 and by $7,391 for the 2012 second quarter compared to the 2011 interim periods. These increases are due to the opening of our new Latin markets in the second half of 2011.

With increased revenues for the 2012 six month period compared to the 2011 six month period and with the reduction in our cost of goods sold, our net loss for the 2012 six month period was $165,663 compared to a $548,251 net loss for the 2011 six month period.  Revenues decreased for the 2012 second quarter compared to the 2011 second quarter; however, we reduced our cost of goods sold for the 2012 second quarter and our net loss for that period was $38,772 compared to a $205,468 loss for the comparable second quarter in 2011.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  ForeverGreen Worldwide received service of the complaint on July 29, 2012.  The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California. Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties.  The Company has engaged legal counsel to vigorously defend against these allegations.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Rocky Mountain Development, LLC, dated July 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed May 18, 2012)

Part II Exhibits- continued

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/Ronald K. Williams Ronald K. Williams Chairman of the Board, President and Chief Executive Officer	Date: August 13, 2012
By: /s/Paul T. Frampton Paul T. Frampton Chief Financial Officer and Treasurer	Date: August 13, 2012

17