Form 10-K/A
period 2011-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2012-09-28
CIK 1091983

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

The number of shares outstanding of the registrant’s common stock as of September 27, 2012 was 14,892,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 8.  Financial Statements and Supplementary Data

3

PART IV

Item 15.  Exhibits, Financial Statement Schedules

26

Signatures

27

In this annual report references to “ForeverGreen,” “the Company,” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corp. and its subsidiaries.

EXPLANATORY NOTE

This amendment to the Company’s report on Form 10-K for the year ended December 31, 2011, filed May 18, 2012, includes Item 8. Financial Statements and Supplementary Data in its entirety, including the report from the independent public registered accounting firm for the year ended December 31, 2010, which was inadvertently omitted in the initial filing.  We are filing this amendment and re-executed Section 305 and Section 906 certifications required by the Sarbanes-Oxley Act of 2002.   Please note that the disclosures made in this Form 10-K are not modified or updated and that this Form 10-K does not include subsequent events occurring after the original filing date of the Form 10-K.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

INDEX

Reports of Independent Registered Public Accounting Firms

4

Consolidated Balance Sheets

6

Consolidated Statements of Operations and Comprehensive Income

7

Consolidated Statements of Stockholders’ Equity

8

Consolidated Statements of Cash Flows

9

Notes to the Consolidated Financial Statements

10

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

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 16, 2012

MORRILL & ASSOCIATES, LLC

CERTIFIED PUBLIC ACCOUNTANTS

1448 NORTH 2000 WEST, SUITE 3

CLINTON, UTAH 84015

801-820-6233 PHONE; 801-820-6628 FAX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ForeverGreen Worldwide Corporation

Orem, Utah

We have audited the accompanying consolidated balance sheet of ForeverGreen Worldwide Corporation and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the yearthen ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeverGreen Worldwide Corporation and subsidiariesas of December 31, 2010, and the consolidated results of their operations and cash flows for the year then endedin conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company has a working capital deficiency, and has had negative cash flows from operations and recurring operating losses substantially since inception which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11, the accompanying consolidated financial statements have been restated.

/s/ Morrill & Associates

Morrill& Associates

Clinton, Utah 84015

June 3, 2011, except for Note 13, as to which the date is May 16, 2012

ForeverGreen Worldwide Corporation
Consolidated Balance Sheets
	December 31,		December 31,
ASSETS	2011		2010
			(Restated)
CURRENT ASSETS
Cash and cash equivalents	$ 223,099		$ 178,124
Accounts receivable, net	103,770	1	78,831
Prepaid expenses and other	158,714		14,324
Inventory	1,145,560		703,196
Total Current Assets	1,631,143		974,475

PROPERTY AND EQUIPMENT, net	151,144		264,887

OTHER ASSETS
Deposits and other assets	64,454		82,909
Trademarks, net of amortization	51,319		48,945
Customer base - net of amortization	427,950		513,540
Goodwill	-		-
Total Other Assets	543,723		645,394
TOTAL ASSETS	$ 2,326,010		$1,884,756

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 179,586		$34,388
Accounts payable	1,183,101		854,068
Accrued expenses	2,110,674		1,789,206
Due to related parties	178,127		83,718
Banking line of credit	100,420		50,379
Current portion of long-term debt	1,945		4,127
Notes payable, related parties	922,478		1,189,978
Convertible notes payable, related parties	245,000		45,000
Notes payable, unrelated parties	1,008,476		231,756
Total Current Liabilities	5,929,807		4,282,620
LONG-TERM DEBT
Notes payable	21,147		21,073
Total Long-Term Debt	21,147		21,073
TOTAL LIABILITIES	5,950,954		4,303,693

COMMITMENTS	--		--

STOCKHOLDERS' EQUITY
Preferred stock; no stated par value; authorized 10,000,000	--		--
shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 14,892,141 and 14,342,141
shares respectively issued and outstanding	14,892		14,892
Additional paid-in capital	30,934,109		30,862,628
Prepaid equity expense	--		(39,550)
Other comprehensive loss	(450)		(142,680)
Accumulated deficit	(34,573,495)		(33,114,227)
Total Stockholders' Equity	(3,624,944)		(2,418,937)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,326,010		$1,884,756

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2011	2010
		(Restated)

REVENUES, net	$ 13,701,802	$10,620,700
COST OF SALES, net	11,319,292	7,491,429

GROSS PROFIT	2,382,510	3,129,271

OPERATING EXPENSES
Salaries and wages	2,035,647	2,011,623
Professional fees	406,775	401,530
General and administrative	1,168,785	1,183,726
Total Operating Expenses	3,611,207	3,596,879

NET OPERATING LOSS	(1,228,697)	(467,608)

OTHER INCOME (EXPENSE)
Gain on settlement	-	70,953
Gain on sale of assets	410	-
Interest expense	(230,981)	(193,080)

Total Other Expense	(230,571)	(122,127)

Loss from continuing operations before income tax provision	(1,459,268)	(589,735)
Income Tax Provision (Benefit)	-	-

NET LOSS	$ (1,459,268)	$(589,735)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.10)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,892,141	14,346,674

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2011 and 2010 is as follows:

Net Loss	$(1,459,268)	$(589,735)

Other Comprehensive Income Loss	142,230	(30,818)

Comprehensive Loss	$(1,317,038)	$(620,553)

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2011 and 2010 (restated)

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses

Balance, December 31, 2009 (restated)	--	$ --	14,342,141	$ 14,342	$ 30,806,346	$ (32,524,492)	$ (111,862)	$ (45,807)

Shares issued for services
$.1034 per share	--	--	550,000	550	56,282	-	--	(56,832)

Amortization of prepaid expenses	--	--	--	--	--	--	--	63,089

Foreign currency translation	--	--	--	--	--	--	(30,818)	--

Net loss for the period ended
December 31, 2010	--	--	--	--	--	(589,735)	--	--

Balance, December 31, 2010 (restated)	--	$ --	14,892,141	$ 14,892	$ 30,862,628	$ (33,114,227)	$ (142,680)	$ (39,550)

Shares issued for services
$.1034 per share	--	--	-	-	--	--	--	-

Amortization of prepaid expenses	--	--	--	--	--	--	--	39,550

Contributed capital	--	--	--	--	71,481	--	-	--

Foreign currency translation	--	--	--	--	--	--	142,230	--

Net loss for the period ended
December 31, 2011	--	--	--	--	--	(1,459,268)	--	--

Balance, December 31, 2011	--	$ --	14,892,141	$ 14,892	$ 30,934,109	$ (34,573,495)	$ (450)	$ -

The accompanying notes are an integral part of these financial statements

ForeverGreen Worldwide Corporation
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,459,268)	$(589,735)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	213,948	325,393
Common stock issued for services rendered	-	56,832
Gain on settlement	-	(70,953)
Changes in operating assets and liabilities:
Accounts receivable	(738,086)	(65,383)
Prepaid expenses	(126,744)	52,390
Inventory	(296,198)	97,698
Deposits and other assets	489,111	15,989
Accounts payable	502,130	-
Accrued expenses	505,263	(139,780)
Net Cash Used in Operating Activities	(909,844)	(317,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	-	(435)
Purchases of property and equipment	(732)	(16,920)
Net Cash Used in Investing Activities	(732)	(17,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	145,198	34,388
Net proceeds from banking line of credit	100,420	(49,990)
Payments on notes payable	(2,108)	(1,753)
Payments on notes payable - related parties	(267,500)	205,000
Proceeds from convertible notes payable – related party	200,000	-
Proceeds from convertible note payable	776,720	100,000
Net Cash Provided by Financing Activities	952,730	287,645

Effect of Foreign Currency on Cash	2,821	(30,817)

NET INCREASE IN CASH	44,975	(78,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,124	256,200

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 223,099	$178,124

SUPPLEMENTAL CASH FLOW INFORMATION
Interest	$ 18,691	$ 7,210
Income taxes	$ -	$ -

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

NOTE 2 - PROPERTY AND EQUIPMENT

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Property and equipment consists of the following at December 31, 2011 and 2010:

	2011	2010
Leasehold improvements	$ 85,838	$ 86,113
Office furniture & fixtures	187,548	177,355
Equipment	458,414	458,414
Vehicles	56,548	56,548
Computer equipment	515.170	516,546
Computer software	635,446	635,445

Total Fixed Assets	1,938,764	1,930,031
Accumulated depreciation	(1,787,620)	(1,665,144)
Total Property & Equipment	$ 151,144	$ 264,887

Depreciation expense for the years ended December 31, 2011 and 2010 were $121,459 and $233,499 respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2011 and 2010:

	2011	2010
Distributor liabilities	$ 440,361	$ 421,933
Accrued employee benefits	58,689	59,506
Accrued accounting fees	-	64,832
Accrued taxes	1,032,382	858,699
Other accrued liabilities	579,196	384,236
Total	$ 2,110,674	$ 1,789,206

NOTE 4 – NOTES PAYABLE

Long term liabilities are detailed in the following schedules as of December 31, 2011 and 2010:

	2011	2010
Note payable to Wells Fargo Bank bearing interest
At 7%, principle and interest due monthly, matures
August, 2019, secured by equipment	$ 23,092	$ 25,200
Less current portion of Notes payable	(1,945)	(4,127)
Net Long-Term Liabilities	$ 21,147	$ 21,073

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 2 through 25.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Rocky Mountain Development, dated July 1, 2011 (Filed May 18, 2012)
10.2

Personal Care Exclusive Sales and Marketing Agreement between ForeverGreen International and Marine Life Sciences, LLC, dated April 23, 2008 (Incorporated by reference to exhibit 10.1 to Form 8-K filed April 29, 2008)

21.1	Subsidiaries of ForeverGreen (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document (Filed May 18, 2012)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed May 18, 2012)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Filed May 18, 2012)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed May 18, 2012)
101.LAB	XBRL Taxonomy Label Linkbase Document (Filed May 18, 2012)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Filed May 18, 2012)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: September 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board President Chief Executive Officer	Date: September 27, 2012
By: /s/ Paul T. Frampton Paul T. Frampton Chief Financial Officer Treasurer	Date: September 27, 2012
By: /s/ John S. Clayton John S. Clayton Director	Date: September 27, 2012