Form 10-Q
period 2012-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2012-11-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 9, 2012 was 14,892,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 1A.  Risk Factors

16

Item 6.  Exhibits

17

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month periods ended September 30, 2012, are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124,215	$223,099
Accounts Receivable	148,537	103,770
Prepaid expenses	169,098	158,714
Inventory	870,673	1,145,560
Total Current Assets	1,312,523	1,631,143

PROPERTY AND EQUIPMENT, net	87,277	151,144

OTHER ASSETS
Deposits and other assets	64,592	64,454
Trademarks, net	49,930	51,319
Customer base, net	363,758	427,950
Total Other Assets	478,280	543,723
TOTAL ASSETS	$1,878,080	$2,326,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$167,939	$179,586
Accounts payable	877,164	1,183,101
Accrued expenses	2,327,365	2,110,674
Due to related parties	133,014	178,127
Banking line of credit	53,502	100,420
Current portion of long-term debt	2,135	1,945
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Notes payable, unrelated parties	1,008,476	1,008,476
Total Current Liabilities	5,737,073	5,929,807

LONG-TERM DEBT
Notes payable	18,712	21,147
Total Long-Term Debt	18,712	21,147
Total Liabilities	5,755,785	5,950,954

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; authorized 100,000,000 shares;14,892,141 and 14,892,141 shares respectively issued and outstanding	14,892	14,892
Additional paid-in capital	30,934,109	30,934,109
Other comprehensive income (loss)	20,037	(450)
Accumulated deficit	(34,846,743)	(34,573,495)
Total Stockholders' Deficit	(3,877,705)	(3,624,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,878,080	$2,326,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES, net	$3,060,736	$3,681,901	$9,781,990	$9,985,916
COST OF SALES, net	2,086,174	2,697,167	6,784,215	7,534,102
GROSS PROFIT	974,562	984,734	2,997,775	2,451,814

OPERATING EXPENSES
Salaries and wages	548,280	546,669	1,651,207	1,596,559
Professional fees	116,224	94,112	377,203	381,115
General and administrative	347,299	319,536	1,047,130	897,738
Total Operating Expenses	1,011,803	960,317	3,075,540	2,875,412

NET OPERATING LOSS	(37,241)	24,417	(77,765)	(423,598)

OTHER EXPENSE
Interest expense	(70,344)	(63,818)	(195,537)	(164,055)
Other Income	-	-	54	-
Total Other Expense	(70,344)	(63,818)	(195,483)	(164,055)

Loss from continuing operations before income tax provision	(107,585)	(39,401)	(273,248)	(587,653)
Income Tax Benefit	-	-	-	-

NET LOSS	$(107,585)	$(39,401)	$(273,248)	$(587,653)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,892,141	14,892,141	14,892,141	14,892,141

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the fiscal years ended September 30, 2012 and 2011 are as follows:
Net Loss	$(107,585)	$(39,401)	$(273,248)	$(587,653)
Other Comprehensive Income (Loss)	(31,984)	134,576	20,487	91,111
Comprehensive Income (Loss)	$(139,569)	$95,175	$(252,761)	$(496,452)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(273,248)	$(587,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,570	195,464
Changes in operating assets and liabilities:
Accounts receivable	(44,767)	(42,051)
Prepaid expenses	(10,384)	(98,807)
Inventory	274,887	(537,315)
Deposits	(138)	18,450
Accounts payable and accrued expenses	(89,247)	172,528
Net Cash Used in Operating Activities	(11,327)	(879,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	2,121	(550)
Purchases of property and equipment	-	2,644
Net Cash Provided by Investing Activities	2,121	2,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(11,647)	135,054
Net proceeds from revolving bank line of credit	(46,918)	47,513
Payments on notes payable	(2,245)	(1,473)
Proceeds from notes payable	-	778,899
Proceeds from notes payable - related parties	100,000	200,000
Payments on notes payable -related parties	(145,113)	(267,500)
Net Cash Provided by (Used in) Financing Activities	(105,923)	892,493

Effect of Foreign Currency on Cash	16,245	91,111

NET INCREASE (DECREASE) IN CASH	(98,884)	106,314

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,099	178,124

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,215	$284,438

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5,072	$11,778
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses during the nine months ended September 30, 2012 of $273,248 and has an accumulated net loss totaling $34,846,743. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 6,353,275 and 6,353,275 such potentially dilutive shares excluded as of September 30, 2012 and 2011.

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

NOTE 4 – NOTES PAYABLE

Long-term debt is detailed as follows:

	September 30, 2012	December 31, 2011
Note payable to Wells Fargo Bank bearing interest at 7%, principle and interest due monthly, matures August, 2019, secured by equipment	$20,847	$ 23,092
Less current portion of notes payable	(2,135)	(1,945)
Net Long-Term Debt	$18,712	$ 21,147

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – NOTES PAYABLE - CONTINUED

Other current notes payable are detailed in the following table:

Type	Collateral	Origination Date	Interest Rate	Due Date	Original Amount	Balance at September 30, 2012	Balance at December 31, 2011
Not Convertible Related	Inventory and Business Assets	12/9/2008	14%	Due on Demand	$485,000	$485,000	$485,000
Not Convertible Related	Inventory and Business Assets	7/31/2009	15%	Due on Demand	$437,478	$437,478	$437,478
Convertible Related	Inventory and Business Assets	10/7/2010	14%	Due on Demand	$45,000	$45,000	$45,000
Convertible Related	Inventory and Business Assets	1/19/2011	14%	Due on Demand	$200,000	$200,000	$200,000
Total Related						$1,167,478	$1,167,478
Convertible Unrelated	Inventory and Business Assets	1/19/2011	14%	Due on Demand	$394,962	$394,962	$394,962
Convertible Unrelated	Inventory and Business Assets	3/14/2011	14%	Due on Demand	$100,000	$100,000	$100,000
Convertible Unrelated	Inventory and Business Assets	5/26/2011	10%	12/31/2012	$281,758	$281,758	$281,758
Convertible Unrelated	Inventory and Business Assets	3/9/2010	15%	Due on Demand	$231,756	$231,756	$231,756
Banking Line of Credit	None	7/9/2005	7%	Revolving	$53,502	$53,502	$100,420
Total Unrelated						$1,061,978	$1,108,896

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

(Unaudited)

NOTE 5 – RECOGNITION OF REVENUE - CONTINUED

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

NOTE 7 – INVENTORY

Inventories for September 30, 2012 and December 31, 2011 were classified as follows:

	2012	2011
Raw Materials	$335,352	$442,147
Finished Goods	562,400	730,491
Total Inventory	897,752	1,172,638
Less Reserve for Obsolete Inventory	(27,079)	(27,079)
Total Inventory (net of reserve)	$870,673	$ 1,145,559

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2010 the Company owed $972,976 to related parties. During the year ended December 31, 2011, the Company repaid $267,500 of the related party notes payable during 2011, leaving a balance owing of $1,008,476.

During the nine month period ended September 30, 2012 the Company borrowed a total of $100,000 from a related party for operating expenses. These notes had an interest rate of 10%, were secured with business assets, and had maturity dates ranging from February 3, 2012 to July 30, 2012.  The Company re-paid the full $100,000 of these notes plus interest.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS - CONTINUED

Company officers have paid for expenses on behalf of the Company from time to time, which amounts are non-interest bearing and are due on demand.  During the nine month period ended September 30, 2012, the Company repaid $45,113 towards these related parties.  These amounts are recorded as due to related parties amounting to $133,014 and $178,127 at September 30, 2012 and December 31, 2011, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

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

We introduced a new brand philosophy “RESTORATION90” in early 2012 in an effort to simplify the products available from ForeverGreen, The products are all now branded under the philosophy of Restoration Biology, branded as RESTORATION90.  We define RESTORATION90 as the simple concept that the body does not know its chronological age, but knows its biological age. If the body is given the proper raw materials, the body can work miracles and the body can restore itself to a more youthful biological age. ForeverGreen specializes in providing excellent raw materials.

ForeverGreen introduced the Raw Promise with a new product called “E2L” in May 2012. The Raw Promise Pack and its products are designed to support the company’s philosophy of Restoration90 biology. The product “E2L” stands for “eat to live” instead of the more common habit of “live to eat”. The proprietary formula contains ingredients that help the body manage cravings and in turn helps the consumer become a more decisive eater. The Raw Promise Pack also includes other ForeverGreen top selling products:   FrequenSea, Inspirin, FIXX, Pulse 8, Pulse bars and bags, kale chips and green roll-up smoothies; a complete program to support proper weight management.  This pack and program focus on the current epidemic of weight management challenges and obesity throughout the world.

The Raw Promise Pack has created positive results for some people who want to eat healthier and lose weight, we have created a marketing campaign to encourage people to send in their testimonial videos to share their story with others.  We hosted a leadership event in Las Vegas, Nevada on November 4 to 7, 2012 to celebrate the top winners of this Raw Promise Transformation Contest. During this leadership event, we met with our leaders to create the business strategy for 2013.

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

Our major challenge for the next twelve months will be to respond to the economic conditions and properly manage our systems and logistics centers around the world to support the demand for our products and the business opportunity.  Included in this challenge is the need to continue to create a customer service and Member satisfaction level of the highest quality.  Overcoming economic down turns will require skilled personnel, and manufacturing and shipping facilities.  Management intends to modify our operating activities, especially production and order fulfillment, for the current economic environment as well as prepare the Company for the upturn of demand as people continue to look for other income opportunities and choose ForeverGreen as the company they can align with for their future.

We have implemented a new duplication system in Japan focusing on educating people about the importance of heart health.  We are seeing more growth from Japan and we anticipate a better growth pattern in the fourth quarter of 2012 and beyond.

In the Philippines, we have received one more product permit for AIM which will allow us to market the product more aggressively and allow our members to resell the product to others legally.

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

Liquidity and Capital Resources

During the nine month period ended September 30, 2012 (“2012 nine month period”) we invested in marketing and advertising to facilitate our expected growth.  At September 30, 2012, cash decreased to $124,215 and we recorded a net loss of $273,248 for the 2012 nine month period.  We also had negative working capital of $4,424,550 at September 30, 2012. Our net loss decrease for the 2012 nine month period compared to the 2011 nine month period was directly related to lower commissions and cost of goods cost reductions.  The loss was expected as we continued to invest in international expansion in our Latin American markets and specific Eastern European countries with incorporations, product registrations and operational needs. The losses and negative working capital for the 2012 nine month period raise doubt as to our ability to continue as a going concern.  In this regard, management intends to continue to find ways to increase revenues and manage expenses, improving profitability and the liquidity of ForeverGreen.

During the 2012 nine month period we relied on our revenues and additional financing to fund operations. We relied upon three short term loans from related parties of $40,000 in January, $30,000 in March, and $30,000 in June. The January and March short term loans were paid back in full, including interest, in the 2012 nine month period; the June short term loan was paid back on July 30, 2012 with interest. We are currently looking forward to and investing in the growth of our Company due to the signing of several top industry leading entrepreneurs and their down-lines. Management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

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

Commitments and Contingent Liabilities

Our total liabilities at September 30, 2012 were $5,755,785 compared to $5,950,954 at December 31, 2011.  The majority of the decrease is reflected in a decrease in accounts payable.

The Company has two building leases for office, production and warehouse space in Orem, Utah.  The Company signed a new lease in 2011 for the office space at a monthly rent of $9,750.  The production warehouse lease for $10,061 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production.

The Company has an office in Mexico with a one year lease paying $2,000 per month and an office in Colombia with a one year lease paying $840 per month. The Company added offices in Chile and Costa Rica in 2011.  The Chile office has a one year lease and is paying $1,390 per month, and the Costa Rica office has a 3 year lease and is paying $1,500.  All rent amounts above are in USD.

Our total current liabilities at September 30, 2012 reflect the continued use of a line of credit and bank overdraft, along with accounts payable and notes payable.   Our accounts payable of $877,164 were primarily related to vendor purchases.  Our accrued expenses of $2,327,365 were related to commissions payable, sales tax payable, foreign GST and VAT taxes payable, interest payable and payroll taxes payable.  We also carry notes payable and lines of credit of $2,196,801 related to loans from related parties, as well as third parties.  These notes carry 10% interest and have due dates through December 31, 2012.

Results of Operations

The following chart summarizes the unaudited consolidated financial statements of ForeverGreen Worldwide at September 30, 2012 and December 31, 2011.  The consolidated unaudited balance sheets and unaudited statements of operations include the books of ForeverGreen Worldwide and its wholly-owned subsidiary, ForeverGreen International, LLC.  The following chart is a summary of our financial statements for the periods noted and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Nine month period ended September 30, 2012	Year ended Dec. 31, 2011
	(Unaudited)
Cash and cash equivalents	$124,215	$223,099
Total current assets	1,312,523	1,631,143
Total assets	1,878,080	2,326,010
Total current liabilities	5,737,073	5,929,807

SUMMARY OF BALANCE SHEET	Nine month period ended September 30, 2012	Year ended Dec. 31, 2011
	(Unaudited)
Long-term debt	18,712	21,147
Total liabilities	5,755,785	5,950,954
Accumulated deficit	(34,846,743)	(34,573,495)
Total stockholders’ equity	$(3,877,705)	$(3,624,944)

SUMMARY OF OPERATIONS	Three month period ended September 30,		Nine month period ended September 30,
	2012	2011	2012	2011
Revenues, net	$3,060,736	$3,681,901	$9,781,990	$9,985,916
Cost of sales	2,086,174	2,697,167	6,784,215	7,534,102
Gross profit	974,562	984,734	2,997,775	2,451,814
Total operating expenses	1,011,803	960,317	3,075,540	2,875,412
Net income (loss) from continuing operations	(37,241)	24,417	(77,765)	(423,598)
Total other income (expense)	(70,344)	(63,818)	(195,483)	(164,055)
Net earnings (loss)	(107,585)	(39,401)	(273,248)	(587,653)
Net earnings (loss) per share (basic)	(0.01)	(0.00)	(0.02)	(0.04)

Our source of revenue is from the sale of various foods, other natural products, distributor sign up kits and freight and handling.  Sales are net of returns, which have historically averaged 1.6% of sales; however, for the 2012 nine month period returns were 1.133%, down from 1.4% in the 2011 comparable period.  Sales for the 2012 nine month period decreased 2.08%  ($203,926) compared to the same period in 2011, and sales for the three month period ended September 30, 2012 (“2012 third quarter”) decreased by 16.87% ($621,165) in comparison to the 2011 third quarter.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 68.16% of revenues for the 2012 nine month period and was 69.35% of revenues for the 2012 third quarter. This is an improvement compared to 75.45% of revenues for the 2011 nine month period and 73.26% of revenues for the 2011 third quarter. This is a cost savings of $749,887 for the first nine months and $610,993 for the third quarter over the same time periods in 2011.  The decrease in the 2012 interim periods was mostly attributable to the decrease costs paid in our distributor commissions plan as transitional payments ended in 2011.

Total operating expenses increased in the 2012 nine month period by $200,128 and by $51,486 for the 2012 third quarter compared to the 2011 interim periods.  Salaries and wages have increased $54,648 for the first nine months in 2012 and have increased $1,611 for the third quarter over the same periods in 2011 .  General and administrative expenses increased by $149,392 for the 2012 nine month period and by $27,763 for the 2012 third quarter as compared to the 2011 interim periods.  These increases are due to the opening of our new Latin markets in the fourth quarter of 2011 along with expenses incurred in preparation of opening specific new markets in Eastern Europe.

Even though our sales are down compared to last year, our cost savings outweigh those sales declines resulting in lower net loss of $273,248 for the nine months in 2012 compared to a net loss of $587,653 for the same period in 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective.  In 2012 we reevaluated our policies and methods related to impairment of goodwill and determined that an adjustment to the value of goodwill was required for the year ended December 31, 2009.  Accordingly, we restated our financial statements for the period ended December 31, 2009 and 2010 and have instituted new policies and methods for determination of impairment of goodwill for future reports.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer and Principal Financial Officer	Date: November 15, 2012

17