Form 10-K
period 2012-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2013-04-16
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the 5,043,588 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.14) on the last business day of its most recently completed second fiscal quarter (June 29, 2012) was approximately $706,102.

The number of shares outstanding of the registrant’s common stock as of April 9, 2013 was 15,212,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

4

Item 1A.  Risk Factors

13

Item 2.  Properties

15

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

Item 8.  Financial Statements and Supplementary Data

21

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

38

Item 9A.  Controls and Procedures

38

Item 9B.  Other Information

39

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

39

Item 11.  Executive Compensation

40

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

41

Item 13.  Certain Relationships and Related Transactions, and Director Independence

42

Item 14.  Principal Accounting Fees and Services

42

PART IV

Item 15.  Exhibits, Financial Statement Schedules

43

Signatures

45

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

ForeverGreen Takes a Stand for Kindness

One of ForeverGreen’s key missions is Kindness. ForeverGreen believes health is the doorway to kindness, and kindness is health. ForeverGreen corporate, along with ForeverGreen employees, distributor Members, and officers create a higher standard of focus, serving humanity one person at a time by doing individual and hands-on acts of kindness each day. We believe you can transform the world by transforming people. We call it “Standing in the Drift”. Standing in the Drift means doing everything a person can outside of themselves to help lessen the impact of the adversities our world faces. Each ForeverGreen Member is encouraged to take a stand in their own community to make a difference. ForeverGreen has corporately created and/or supported a national school nutrition program called The Power Lunch Program.

Principal Products

We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers our exclusive products.  In November 2012, we launched a new brand called FG Xpress featuring the product Power Strips which allows us to broaden our business reach to more countries around the world.  FGXpress has a simple business practice that allows everyone to begin their business for as low as $60 which meets the current economic status for many countries around the world.   Power Strips are a fusion of modern energy technologies and ancient herbs. We believe everyone needs energy, while many need relief. Power Strips feature a state-of-the-art, water-soluble adhesive technology, and ForeverGreen’s exclusive marine phytoplankton.  Power Strips are topical patches, which contain Korean Red Ginseng and other herbal formulas. Using key technologies combined with ancient herbal formulas, customers are experiencing positive results.

In an effort to simplify the products available by ForeverGreen the products are all now branded under the philosophy of Restoration Biology, branded as RESTORATION90. We define RESTORATION90 as the simple concept that the body doesn’t know its chronological age, but only acts its biological age. We believe that if the body is given the proper raw materials the body can work miracles and the body can restore itself to a more youthful biological age. ForeverGreen International specializes in providing high quality raw materials. In November 2012, we have also streamlined our product offering and retired many items from our catalogue to strengthen our inventory positions.  We will bring back some popular items during certain seasons to help boost the sales during summer and winter months.

ForeverGreen’s many products that provide excellent raw materials include:

•

The ecofriendly VERSATIVA products including Inspirin, Hemp Pulse and Hemphoria.

•

 FrequenSea, A.I.M. Transfer Factor, Pulse-8, a heart healthy product that features L-arginine, ZMP 400, and Azul. All of these products contain marine phytoplankton as a key ingredient.

•

The TRUessence Apothecary and Essential Oils includes all of our essential oils, personal care and household products.

•

The raw promise healthy weight management products and Powercode e2L.

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

Azul is a rich-in-antioxidant, delicious powdered blend of 24 raw whole food and super fruit ingredients and probiotics that are naturally dried and blended to preserve their natural integrity. A.I.M. Transfer Factor capsules contain a proprietary blend of raw materials that we believe optimize immune, metabolic, and antioxidant support. ZMP 400 features zeolite, a volcanic mineral known for attracting and removing harmful metals, chemicals and toxins from the body, naturally activated in 400 milligrams of our exclusive, mineral-rich, marine phytoplankton.

Pulse-8 is a product that was introduced in 2009 that contains a specific ratio of L-Arginine with marine phytoplankton that is designed to support heart health.

Our whole food offerings consist of a variety of healthy, natural food products that are made onsite in our whole-food manufacturing facility. Versativa Pulse™ based with hemp seed, consists of 17 different nuts, seeds, fruits, grains and other whole foods. Pulse™ is offered in various flavors, either “loose” in bags or in snack bars, and may be used as a snack or a meal replacement. Pulse has natural unprocessed proteins, fibers, carbohydrates and other “AMPed” nutrients required for a healthy diet. The new additional to our whole food snack line are our dehydrated Kale chips, which combine the goodness and nutrition of cashews, onion, offering a unique and satisfying crunchy and healthy alternative to regular potato chips.

Additionally, ForeverGreen offers our Members and customers a variety of pure, therapeutic-grade wild crafted essential oil singles and blends, sourced from all around the world. We believe there are many preventative and pleasurable ways to use essential oils topically, aromatically, as well as therapeutically in personal care products.

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

We believe that everything you put on your skin will be absorbed into the bloodstream. With the potentially-harmful and cheap synthetic ingredients in many personal care products today, ForeverGreen’s Members and customers have access to healthy, natural personal care alternatives. Our personal care products include a variety of products to suit your personal care needs, from tooth powder to chemical-free house cleaners, to luxurious bath salts. Some highlighted products from this line include a lavender-based all-purpose body wash called Silk, Quench, a natural moisturizer, Touch antibacterial foaming hand soap and Protect hand sanitizer.

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

Product Guarantees

Our 100% customer satisfaction policy allows product returns for all our products that are resalable, subject to a ten percent restocking fee. This policy improves our customer and Member satisfaction and brings us in line with Direct Selling Association recommendations. Actual product returns have been less than 2% of sales for the past two fiscal years. We also maintain an insurance policy for product liability claims of $1,000,000 USD per claim and $2,000,000.00 USD annual aggregate limit.

Product Development

We continue our commitment to providing innovative, natural, and cutting edge products to retain exclusivity for our Members and customers. Our products take advantage of the latest in nutritional research and science. Our products are easy to use and easy to sell. We believe the effectiveness of our products is measurable in their nutrition and health benefits.

Raw Materials and Suppliers

Throughout 2012, we had the freedom to use any supplier to purchase raw materials. We used several different vendor sources since most of the raw materials were readily available in the marketplace. We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2012, we relied on two principal suppliers for our FrequenSea™ product. Marine Life Sciences provided the marine phytoplankton, and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea™. Although there are other providers in the world who claim to produce marine phytoplankton, we consider Marine Life Sciences’ product to be the very best quality, from the most ideal geographical location, with the very best harvesting and extraction methods, which makes for the best nutritionally superior and unique marine phytoplankton offering.

During 2007, Marine Life Sciences, LLC, a Nevada limited liability company (“MLS”), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms, Ltd.  In 2008 ForeverGreen International entered into an exclusive worldwide marketing agreement with MLS. Under the agreement, ForeverGreen International agreed to purchase an annual quota of marine phytoplankton.

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

Our essential oil products are formulated, processed and sourced with key vendors directly by ForeverGreen. We strive to have full control over the manufacturing, control, quality, sourcing, and label and marketing claims of its oils. Management believes our oil quality and customer satisfaction is greatly improved with the new ForeverGreen education system and delivery of quality essential oils.

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

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the Company and the Member in accord with our policies and procedures. Any person may join the Company as a Member to purchase products for personal use or to build a downline sales organization. In order to become a Member, a person may purchase a non-commissionable online digital Member Kit which includes all the business building websites, multi-language web office and online library.  No product purchases are required to become a Member, and large inventory product purchases are discouraged. However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales of a certain amount of volume are required.

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

ForeverGreen’s People’s Plan is very simple to learn, which in turn means it is simple to teach and duplicate with our current Members and new Members. Part of the simplicity of the new People’s Plan is it incorporates the People’s Pack.  The purchase of this pack by our Members allows each Member to maximize earnings via retail market up, commissions and bonuses available as they and their downline organization also purchase and resale the People’s Pack or any other ForeverGreen product.

Each company product carries a specified number of commissionable volume, or “points”.  Commissions or bonuses are based on a Member’s personal qualification, organizational, and leg commission volumes. A Member receives commissions based on a percentage of the sales volume of their downline weekly and monthly. Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any point-of-sale taxes. As a Member’s retail business expands, and as they successfully sponsor other Members into the business, both of which expand their businesses, the Member receives more commissions from the expanded sales volume of the downline. A Member receives monthly commission bonuses by remaining in good standing with the Company and by generating a minimum of 50 points of Personal Volume (PV).

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

With the new branding of FG Xpress Power Strips launched in November 2012, we also introduced a companion compensation plan to support this business and reward people who purchase and build their FGX business.  A FGX Member could begin their commissions earning by introducing people to their FGX business.  When their personally invited person makes the first purchase, the member can earn a one-time 25% Fast Start Bonus.  We wanted to make sure everyone knew what to do to achieve success in this business, therefore we introduced the X-Tribe concept.  X-Tribe is an easy road map to success in the FGX business.  Each person begins building their X-Tribe by enrolling 4 people into their business.  They then teach each person to do the same.  When a person has 4 personally enrolled members and with 1000 points in their X-Tribe group, they can earn $100 or $200 depending on their personal contribution.  The X-Tribe is the way to keep the beginner engaged.  We believe when everyone is following the same actions the result can be impressive.

FG Xpress also promotes team building.  As people work as a team, they can get rewarded by their team actions. The Company pays 8 or 12% of their small leg organization’s purchases weekly.  On top of the Team Bonus, leaders also can receive rewards from helping and leading their team.  The Company pays a Matching Bonus up to 100% and 4 levels to leaders who achieve various ranks.

We also offer lucrative one-time cash bonuses to people who reach new ranks for the first time.  These cash bonuses range from $500 to $25,000 depending on the level of their success.

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

Employees

As of the date of this filing we have 35 fulltime employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Performance

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur.  If any of the following risks or any additional risks and uncertainties actually occurs, then our business, financial condition and results of operations could be seriously harmed.   In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.  You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

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

Recent economic conditions have made it more difficult for companies to raise capital and obtain financing. Our inability to raise additional capital or to obtain additional financing, if needed, would negatively affect our ability to implement our business strategies and meet our goals. This, in turn, would adversely affect our financial condition and results of operations.

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

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect our results of operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 70% of our outstanding shares of common stock as of April 9, 2013.  As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions.  Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

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

ITEM 2.  PROPERTIES

ForeverGreen has two building leases for office and production warehouse space in Orem, Utah.  The Company signed a new 3 year lease in 2011, with monthly rent of $9,750 for the office space. The production warehouse lease for $10,061 per month began September 1, 2006 and expires August 31, 2013 with provisions for an automatic five year extension.  All leases have a provision for an annual increase of 3%.  The buildings ForeverGreen leases are sufficiently large enough to accommodate all of our administrative, warehouse and production needs.  The Company has an office in Mexico with a one year lease paying $2,000 per month and an office in Colombia with a one year least paying $945 per month. The Chile office has a one year lease and is paying $1,390 per month, and the Costa Rica office has a 3 year lease and is paying $1,900 per month. The Company added an office in Ecuador with a one year lease paying $672, plus a one year warehouse lease paying $112.  All lease amounts above are in USD.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various disputes and legal claims arising in the normal course of our business.  In the opinion of management any resulting litigation will not have a material effect on our financial position and results of operations.

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  ForeverGreen Worldwide received service of the complaint on July 29, 2012.  The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California.  Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties.  The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2500.00 per day for each violation alleged.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low trading prices of our common stock for each quarter of the 2012 and 2011 years as reported by the OTC Bulletin Board.  The following quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2012		2011
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	0.25 0.22 0.20 0.25	0.10 0.05 0.04 0.75	0.34 0.38 0.29 0.16	0.10 0.15 0.14 0.05

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

Holders

As of April 9, 2013, we had 148 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On  November 12, 2012 the Company issued 320,000 shares to Donald Mayer  to convert debt of $30,605 related to Directors and Officers Liability Insurance.   We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

We experienced a significant increase in sales in March 2011 as compared to February 2011 primarily as the result of the introduction of our new products “VERSATIVA” which was designed to improve our business opportunity for our independent distributors.  We continue to experience sales growth trends in 2011 that have again continued into the first quarter of 2012.  We anticipate that the increase in sales will continue in the short term. The Company has simplified is message and products under the philosophy of Restoration Biology, branded as RESTORATION90. Manage believes this will allow a great ease of entry to our many products and there uses to support the body’s needs.

We introduced the FG Xpress brand in November of 2012 we have since seen the sales trend averaging 30% sales growth per month since the launch.  With this global, seamless, Not For Resale program, we were able to attract industry leaders around the world and we project great sales increases in the year of 2013.

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

Liquidity and Capital Resources

At December 31, 2012 we had cash and cash equivalents of $89,253, with a working capital deficit of $5,042,793. We recognized revenues of $12,480,716 for 2012 and recorded a net loss of $884,858 compared to $13,701,802 in revenues and a net loss of $1,459,268 for 2011.  During 2012 we financed our operations with revenues, a $100,000 revolving line of credit, a third party loan of $25,000, and three related party loans of $100,000.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.

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

Commitments and Contingent Liabilities

Our total liabilities at December 31, 2012 were $5,908,282 compared to $5,950,954 at December 31, 2011.  The decrease reflects a decrease of accounts payable by $445,813, accrued expenses increasing by $260,024, and bank overdraft decreasing by $129,711.

On December 3, 2012 the Company secured a $200,000 line of credit from a third party. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principle amount of all draws and outstanding interest is due and payable on or before June 30, 2013.  The note has a conversion feature that provides the creditor with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.08 per share. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to 2,500,000 restricted shares held in escrow. During the twelve months ending December 31, 2012 the Company entered into a $25,000 promissory note in exchange for cash of $14,000 and expenses paid for by a third party of $11,000 under the terms of this line of credit to fund operations.

At December 31, 2012 the Company was in default for an aggregate of $1,253,476 in notes payable and convertible notes payable.  The Company and the lenders are discussing consolidating the defaulted notes into new notes within the next six months.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the years ended December 31, 2012 and 2011.  The consolidated balance sheets and statements of operations includes ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2012	2011
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 89,253	$ 223,099
Total current assets	847,490	1,631,143
Total assets	1,393,575	2,326,010
Total current liabilities	5,890,281	5,929,807
Long-term debt	18,001	21,147
Total liabilities	5,908,282	5,950,954
Accumulated deficit	(35,458,353)	(34,573,495)
Total stockholders’ deficit	$ (4,514,707)	$ (3,624,944)

Our total assets decreased to $1,369,575 at December 31, 2012 compared to $2,326,010 at December 31, 2011. The decrease is primarily due to the decrease in inventory and cash and cash equivalents. Total liabilities also decreased primarily due to decreases in accounts payable and bank overdraft.

	Year ended December 31
	2012	2011
SUMMARY OF OPERATING RESULTS
Revenues, net	$ 12,480,716	$ 13,701,802
Cost of sales	8,637,659	11,319,292
Gross profit	3,843,057	2,382,510
Total operating expenses	4,188,994	3,611,207
Net operating loss	(345,937)	(1,228,697)
Total other expense	(538,921)	(230,571)
Income tax provision	–	_
Net loss	(884,858)	(1,459,268)
Net loss per share (basic and diluted)	$ (0.06)	$ (.10)

We experienced a 8.9% decrease in revenues in 2012 over 2011 resulting from a slower than expected fourth quarter revenues. Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.

Gross profits increased due to reducing our two largest cost of sales expenses, commission expense and product costs as we were able to optimize pricing with our key vendors.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our distributors, plus credit card sales processing fees.  Cost of sales was approximately 69.21% of revenues for 2012 compared to 82.61% of revenues for 2011.  The 2012 decrease is primarily due to reducing the amount of bonus commissions paid to distributors and decreasing our product costs.

Total operating expenses increased for 2012 compared to 2011 by $577,787. The majority of the increases came in the fourth quarter as management was growing the company for future growth in 2013. Salaries and wages along with general and administrative expenses increased due to creating a larger IT team to better customize our point of sale system to our distributor needs.  In addition, operating expenses largely increased due to recording an inventory impairment of $257,314 during 2012.

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

We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The amortization for 2012 and 2011 was $85,590 and $92,489, respectively.

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The company did an annual analysis for the period ended December 31, 2012 and determined no adjustment to long-lived assets was needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

INDEX

Report of Independent Registered Public Accounting Firm

22

Consolidated Balance Sheets

23

Consolidated Statements of Operations and Comprehensive Income

24

Consolidated Statements of Stockholders’ Deficit

25

Consolidated Statements of Cash Flows

26

Notes to the Consolidated Financial Statements

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ForeverGreen Worldwide Corporation and subsidiaries

We have audited the accompanying balance sheets of ForeverGreen Worldwide Corporation and subsidiaries as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ForeverGreen Worldwide Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered accumulated net losses of $35,458,353 and has had negative cash flows from operating activities during the year ended December 31, 2012 of $8,860. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2013

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31,	December 31,
ASSETS	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$ 89,253	$ 223,099
Accounts receivable, net	130,302	103,770
Prepaid expenses and other assets	95,769	158,714
Inventory	532,166	1,145,560
Total Current Assets	847,490	1,631,143

PROPERTY AND EQUIPMENT, net	85,139	151,144

OTHER ASSETS
Deposits and other assets	68,393	64,454
Trademarks, net of amortization	50,193	51,319
Customer base, net of amortization	342,360	427,950
Total Other Assets	460,946	543,723
TOTAL ASSETS	$1,393,575	$2,326,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 49,875	$ 179,586
Accounts payable	796,345	1,183,101
Accrued expenses	2,507,885	2,110,674
Deferred Revenue	113,085	--
Due to related parties	132,808	178,127
Banking line of credit	97,039	100,420
Current portion of long-term debt	2,096	1,945
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Convertible Notes payable, unrelated parties, net discount ($9,805 and $0, respectively)	1,023,670	1,008,476
Total Current Liabilities	5,890,281	5,929,807
LONG-TERM DEBT
Notes payable	18,001	21,147
Total Long-Term Debt	18,001	21,147
TOTAL LIABILITIES	5,908,282	5,950,954

Commitment and Contingencies	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding
	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 15,212,141 and 14,892,141
shares respectively issued and outstanding	15,212	14,892
Additional paid-in capital	30,973,230	30,934,109
Other comprehensive loss	(44,796)	(450)
Accumulated deficit	(35,458,353)	(34,573,495)
Total Stockholders' Deficit	(4,514,707)	(3,624,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,393,575	$ 2,326,010

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2012	2011

REVENUES, net	$ 12,480,716	$ 13,701,802
COST OF SALES, net	8,637,659	11,319,292

GROSS PROFIT	3,843,057	2,382,510

OPERATING EXPENSES
Salaries and wages	2,164,653	2,035,647
Professional fees	453,726	406,775
General and administrative	1,313,301	1,168,785
Inventory impairment	257,314	--
Total Operating Expenses	4,188,994	3,611,207

NET OPERATING LOSS	(345,937)	(1,228,697)

OTHER INCOME (EXPENSE)
Other Loss	(3,340)	--
Loss on settlement of liabilities	(87,364)	410
Interest expense	(448,217)	(230,981)

Total Other Expense	(538,921)	(230,571)

Loss from continuing operations before income tax provision	(884,858)	(1,459,268)
Income Tax Provision (Benefit)	--	--

NET LOSS	$ (884,858)	$ (1,459,268)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,935,857	14,892,141

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2012 and 2011 is as follows:
Net Loss	$ (884,858)	$ (1,459,268)

Other Comprehensive Income (Loss)	(44,346)	142,230

Comprehensive Loss	$ (929,204)	$ (1,317,038)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and subsidiaries
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2012 and 2011

					Additional		Other		Stockholder’s
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses	(Deficit)

Balance, December 31, 2010	--	$ --	14,892,141	$14,892	$ 30,862,628	$ (33,114,227)	$ (142,680)	$ (39,550)	(2,418,937)

Amortization of prepaid expenses	--	--	--	--	--	--	--	39,550	39,550

Contributed capital	--	--	--	--	71,481	--	--	--	71,481

Foreign currency translation	--	--	--	--	--	--	142,230	--	142,230

Net loss for the period ended
December 31, 2011	--	--	--	--	--	(1,459,268)	--	--	(1,459,268)

Balance, December 31, 2011	--	$ --	14,892,141	$14,892	$ 30,934,109	$ (34,573,495)	$ (450)	$ --	(3,624,944)

Shares issued for services $.09 per share	--	--	320,000	320	29,121	--	--	--	29,441

Beneficial conversion on note payable	--	--	--	--	10,000	--	--	--	10,000

Foreign currency translation	--	--	--	--	--	--	(44,346)	--	(44,346)

Net loss for the period ended
December 31, 2012	--	--	--	--	--	(884,858)	--	--	(884,858)

Balance, December 31, 2012	--	$ --	15,212,141	$15,212	$ 30,973,230	$ (35,458,353)	$ (44,796)	$ --	(4,514,707)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (884,858)	$ (1,459,268)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	231,144	213,948
Common stock issued for services rendered	29,441	--
(Gain) loss on settlement of liabilities	87,364	--
Expenses paid on behalf of the Company	11,000	--
Inventory impairment	257,314	--
Changes in operating assets and liabilities:
Accounts receivable	(25,558)	(738,086)
Prepaid expenses	49,595	(126,744)
Deposits and other assets	(3,800)	489,111
Inventory	357,521	(296,198)
Accounts payable	(445,813)	502,130
Accounts payable – related parties	(45,319)	--
Deferred revenue	113,085	--
Accrued expenses	260,024	505,263
Net Cash Used in Operating Activities	(8,860)	(909,844)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(5,485)	--
Purchases of property and equipment	(1,624)	(732)
Net Cash Used in Investing Activities	(7,109)	(732)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from bank overdraft	(129,711)	145,198
Net proceeds from banking line of credit	(3,381)	100,420
Proceeds from notes payable	6,141	--
Payments on notes payable	(2,995)	(2,108)
Payments on notes payable - related parties	(100,000)	(267,500)
Proceeds from notes payable – related parties	100,000	200,000
Proceeds from convertible note payable	14,000	776,720
Net Cash (Used in) Provided by Financing Activities	(115,946)	952,730

Effect of Foreign Currency on Cash	(1,931)	2,821

NET INCREASE (DECREASE) IN CASH	(133,846)	44,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,099	178,124
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 89,253	$ 223,099

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Year Ended
December 31,
	2012	2011

SUPPLEMENTAL CASH FLOW INFORMATION
Interest	$ 11,092	$ 18,691
Income taxes	$ --	$ --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on beneficial conversion feature – convertible notes payable	$ 10,000	$ --

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The Company was incorporated on March 18, 1999 in the state of Nevada. On November 30, 1999, Whole Living, Inc. acquired the assets, leases, product line and name of Brain Garden, L.L.C., a Utah limited liability company engaged in the marketing and distribution of various natural food products, oils and bath salts. The Company maintained its headquarters in Provo, Utah.

On November 30, 1999, the Company acquired many of the assets, lease obligations and much of the product line of Brain Garden. The acquisition was recorded using the purchase method of a business combination. Intangible assets such as distributor down lines, customer lists and product name identifications were recorded in the acquisition in the amount of $43,294 and were amortized over 60 months. The Company paid $283,800 for the purchase of Brain Garden assets, and assumed leases in the amount of $14,500. The Company also assumed an operating lease for office space which expired during 1999.

On May 24, 2000 the Company entered into an agreement to merge with Whole Living, Inc. a Nevada Corporation (WLN) which was a non-operating public company with cash of $150,000 and a note receivable of $650,000 from Whole Living, Inc. (Utah) for funds advanced in contemplation of the merger. Pursuant to the merger, WLN issued 6,000,000 shares of common stock to the shareholders of the Company for all outstanding stock of the Company. The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor. A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN. No goodwill or intangible assets were recorded in the reverse acquisition.

In March 2002, the Company incorporated Brain Garden, LLC. as a wholly owned subsidiary.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

a. Organization - continued

During the last quarter of 2007, the Company began operations in Mexico. In 2009 the Company introduced a program to make its products available to more international countries. This program is called “the NFR program” NFR means not for resale and supports consumer in many countries to enjoy limited ForeverGreen products for personal use in these countries include Argentina, Austria, Barbados, Bolivia, Chile, China, Curacao Island, Colombia, Ecuador, Dominican Republic, Ghana, Greece,

Guam, Hungry, Indonesia, Ireland, Israel, Ivory Coast, Italy, Kenya, Korea, Malaysia, Morocco, Pakistan, Peru, Philippines, Poland, Portugal, Puerto Rico, South Africa, Spain, Sweden, Switzerland, Taiwan, and Trinidad.

b. Recognition of Revenue

Revenues and costs of revenues are recognized during the period in which the products are provided. The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s source of revenue is from the sale of various food and other natural products. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances. The Company extends this return policy to its distributors for a 30 day period and the consumer has the same return policy in effect against the distributor. Returns are less than 2.5% of sales for both years presented. Revenues are reported net of returns. All conditions of ASC 605-10 are met and the revenue is recorded upon sale, with an estimated allowance for returns where material.

c. Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at December 31, 2012 and 2011, accordingly.

Distributors are required to pay for products prior to shipment. Distributors typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from distributors that are not distribution centers and any balances carried would be minimal.

d. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2012 and 2011 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

e. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Our potentially dilutive shares, which include convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 15,411 and 0 such potentially dilutive shares excluded as of December 31, 2012 and 2011.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

	December 31,
	2012	2011
Income (Loss) Numerator	$ (884,858)	$ (1,459,268)
Shares (Denominator)	14,935,857	14,892,141

Per Share Amount	$ (.06)	$ (0.10)

f. Income Taxes

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2012 and 2011 is $66,005, and $113,743, respectively.

i. Long-Lived Assets

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company determined no impairment adjustment was needed based on the analysis for the years ended December 31, 2012 and 2011.

j. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On December 31, 2012 and 2011 there was an allowance for obsolete inventory in the amount of $45,660 and $27,079, respectively.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

k. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2012 and 2011.

l. Use of Estimates

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

n. Equity Instruments

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

o. Intangible Assets

Intangible assets consist of patent costs, trademark costs and the customer base. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis of the technology and future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the years ended December 31, 2012 and 2011.

p.   Deferred Revenue

The Company recognizes revenues upon the shipment of product. As of December 31, 2012, inventory was depleted causing backorders, resulting in $113,085 of deferred revenue ($-0- as of December 31, 2011).

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

q.  Foreign Currency Translation

The Company’s functional currency is recorded in various currencies, corresponding to the various foreign subsidiaries and its reporting currency is the United States dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive loss.

r.  Recent Accounting Pronouncements

In September 2011, the FASB clarified ASC 350-20 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASC 350-20 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated lives of the property and equipment. Depreciation expense was $66,005 and $113,743 for the years ended December 31, 2012 and 2011, respectively.

Property and equipment consists of the following at December 31, 2012 and 2011:

	2012	2011
Leasehold improvements	$ 87,565	$ 85,838
Office furniture & fixtures	191,123	187,548
Equipment	458,414	458,414
Vehicles	56,548	56,548
Computer equipment	516,749	515.170
Computer software	635,446	635,446
Total Fixed Assets	1,945,845	1,938,764
Accumulated depreciation	(1,860,706)	(1,787,620)
Property and equipment, net	85,139	151,144

NOTE 3 – ACCRUED EXPENSES

The Company recognizes revenues and expenses of those revenues upon the shipment of product. At year-end, inventory was depleted causing backorders.  The Company pays its monthly commission to our distributors on the 10th of the following month. Due to year-end sales being on back order, the commissions paid to distributors were classified as prepaid expenses instead distributor liabilities.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – ACCRUED EXPENSES – CONTINUED

Accrued expenses consist of the following at December 31, 2012 and 2011:

	2012	2011
Distributor liabilities	$ -	$ 440,361
Accrued employee benefits	48,178	58,689
Accrued taxes	1,351,979	1,032,382
Other accrued liabilities	1,107,728	579,242
Total	$ 2,507,885	$ 2,110,674

NOTE 4 – NOTES PAYABLE

Long term liabilities are detailed in the following schedules as of December 31, 2012 and 2011:

	2012	2011
Note payable to financial institution bearing interest
At 7%, principle and interest due monthly, matures
August, 2019, secured by equipment	$20,097	$23,092
Less current portion of Notes payable	(2,096)	(1,945)
Net Long-Term Liabilities	$18,001	$ 21,147

Future minimum principal payments on notes payable and are as follows at December 31, 2012:

2013	2,096
2014	2,259
2015	2,435
2016	2,624
Thereafter	10,683
Total	$ 20,097

2012 NOTES PAYABLE
AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2013
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	09/30/2012 *
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	07/31/2012 *
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	07/31/2012 *
$ 100,000	Convertible, Non-related	.20	3/14/2011	14%	07/31/2012 *
$ 281,758	Convertible, Non-related	.20	5/26/2011	10%	07/31/2012 *
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	01/01/2012 *

All notes with an * were in default as of 12/31/12.  The Company and the lenders are discussing consolidating the defaulted notes into new notes before June 30, 2013.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 4 – NOTES PAYABLE -CONTINUED

On December 3, 2012 the Company secured a $200,000 line of credit from an unrelated third party. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principle amount of all draws and outstanding interest is due and payable on or before June 30, 2013.  The note has a conversion feature that provides the creditor with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.08 per share. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to 2,500,000 restricted shares held in escrow. During the twelve months ending December 31, 2012 the Company entered into a promissory note agreement of $25,000 under the terms of the line of credit to fund its operations. The Company recognized a beneficial conversion feature discount of $10,000 of which $195 has been recognized as interest expense at December 31, 2012.

NOTE 5 – COMMON STOCK

On November 12, 2012 the Company issued 320,000 shares of restricted common stock shares at a conversion rate of approximately $0.10 per share in exchange for insurance policy of $30,605.

NOTE 6 – OPERATING LEASES

The Company has operating leases as follows:

Country	Start Date	End Date	Monthly Payments
Ecuador Office	06/19/2012	06/19/2013	$ 672
Ecuador Warehouse	10/15/2012	10/15/2013	$ 112
Chile Office	05/01/2011	04/30/2012	$ 1,390 currently on a month to month basis
Colombia Office	06/15/2012	06/15/2013	$ 945
Costa Rica Office	06/01/2012	05/31/2015	$ 1,900
Mexico Office	04/01/2012	03/31/2014	$ 2,000
US Office	11/02/2004	08/31/2013	$ 9,750
US Warehouse	09/01/2006	08/31/2013	$10,061

Total Lease Commitments:

2013	241,372
2014	28,800
2015	9,500
Total	$ 279,672

NOTE 7 – INTANGIBLE ASSETS

The Company accounts for its investments in its subsidiaries using the equity method of accounting.  The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill.  On January 15, 2006 the Company purchased a 23% share of ForeverGreen International LLC, by issuing 1,266,667 post-split shares of common stock at $1.80 per share for a value of $2,280,000.  On December 31, 2007 the Company purchased the remaining 77% of ForeverGreen International LLC, by issuing 5,240,549 post-split shares at $1.75 per share for a value of $9,170,961.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 7 – INTANGIBLE ASSETS – CONTINUED

The Customer base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company is amortizing the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with ASC 360-10-35, intangible assets tested for impairment on an annual basis and whenever circumstances indicate that the fair value of the reporting unit may be less than the carrying amount of the intangible asset. See Note 1 (o) above for gross book value, accumulated amortization and net book value of the customer base intangible asset. No impairment was recorded as of December 31, 2012 and 2011.

The Company capitalizes legal fees incurred to register trademarks for its products. Trademarks consist of the following for the period ended December 31, 2012 and 2011:

	2012	2011
Trademarks	85,320	$ 78,787
Less accumulated amortization	(35,127)	(27,157)
Net trademarks	50,193	$ 51,630

The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC. The Company amortizes the customer base over a period of ten years. The customer base consists of the following for the period ended December 31, 2012:

	2012	2011
Customer Base	$ 855,900	$855,900
Less accumulated amortization	(513,540)	(427,950)
Net Customer Base	$ 342,360	$427,950

Trademark, patent and customer based amortization expense for the years ended December 31, 2011 and 2012 were $91,894 and $93,560, respectively.

NOTE 8 – INVENTORY

During the year ended December 31, 2012 The Company impaired its inventory by $257,314 for slow moving and obsolete items. Additionally the reserve for obsolete inventory account was increased by $18,581.

Inventories for December 2012 and 2011 were classified as follows:

	2012	2011
Raw Materials	$ 100,788	$ 442,147
Finished Goods	477,037	730,492
Total Inventory	577,825	1,172,639
Less Reserve for Obsolete Inventory	(45,659)	(27,079)
Total Inventory (net of reserve)	$532,166	$1,145,560

NOTE 9 – PROVISION FOR INCOME TAXES

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 9 – PROVISION FOR INCOME TAXES - CONTINUED

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

	For the Years Ended
	December 31,
	2012	2011
Book income (loss) from operations	$ (330,052)	$ (496,151)
Inventory reserve	17,031	9,207
State tax benefit	(26,546)	(43,778)
Other	3,524	1,891
Employee expenses	(2,555)	(278)
Change in valuation allowance	338,598	529,109
Total provision for income taxes	$ -	$ -

Net deferred tax assets consist of the following components as of:

	December 31,
	2012	2011
Net operating loss carry forwards	$ 10,518,428	$ 10,175,796
Meals	4,509	(628)
Inventory reserve	17,031	18,696
Employee accruals	(2,555)	19,954
Depreciation and amortization	42,739	35,434
Valuation allowance	(10,580,152)	(10,249,252)
Net deferred taxes	$ -	$ -

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2012. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of December 31, 2012 and 2011, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $27,861,606. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than not be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company's tax return that do not meet these recognition and measurement standards.

The Company had no liabilities for unrecognized tax benefits and the Company has recorded no additional interest or penalties.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2012, and 2011, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any accrued interest or penalties relating to unrecognized benefits.

The tax years 2012, 2011, 2010, 2009 and 2008 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $5,067,107 a net operating loss of $884,858 for the year ended December 31, 2012, and accumulated deficit of $35,458,353 at December 31, 2012, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were available to be issued.  Other than the events described below, we did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

On January 11, 2013, the Company entered into a convertible note payable of $25,000, drawn against the $200,000 line of credit discussed in Note 4.  This agreement has the option to convert any part of this loan into the Company’s restricted common stock at a conversion rate of $0.08 per share.

On February 19, 2013, the Company entered into a convertible note payable of $28,740, drawn against the $200,000 line of credit discussed in Note 4.  This agreement has the option to convert any part of this loan into the Company’s restricted common stock at a conversion rate of $0.08 per share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  ForeverGreen Worldwide received service of the complaint on July 29, 2012.  The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California.  Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties.  The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2500 per day for each violation alleged. The Company has engaged legal counsel to vigorously defend against these allegations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC on February 3, 2011 and engaged Morrill & Associates, LLC as our independent public registered accounting firm.

As reported in our Current Report on Form 8-K, we dismissed Morrill & Associates, LLC as our independent registered public accounting firm on August 1, 2011 and engaged Sadler, Gibb & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2012, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  During the year ended December 31, 2012 we were unable to timely file our December 31, 2011 annual report.  Management has since instigated controls and procedures to insure our reports are filed timely.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.   Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

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

For the year ended December 31, 2012, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was not effective for the period covered by this report.

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

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a small reporting company we are not subject to that requirement.

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

Name	Age	Position Held	Term of Director
Ronald K. Williams	51	Chairman of the Board President, CEO, Secretary and Treasurer	From January 2006 until our next annual meeting
George H. Brimhall II	71	Director	From April 2008 until our next annual meeting
John S. Clayton	48	Director	From April 2008 until our next annual meeting

Ronald K. Williams – Mr. Williams was appointed as our President and CEO in January 2006 and was appointed Secretary and Treasurer in March 2013.  Mr. Williams was an original founder of Whole Living in 1998.  He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002.   He formed and he launched ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a distributor for NuSkin International and learned the trade and business with them.  He then went on to Neways International and became its Vice-president of Sales and Marketing.  Then he served as a Senior Executive at Young Living Essential Oils.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe all required reports were filed timely.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers.  Until we establish a code of ethics, our management intends to continue to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Messrs. Williams, Brimhall and Clayton, act as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2011 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald K.Williams CEO	2011	$ 78,000	$ 142,107 (1)	$ 220,107
	2012	$146,000	$ 56,461(1)	$ 202,461
Paul T. Frampton Former CFO	2011	$ 109,500	0	$ 109,500
	2012	$ 105,000	0	$ 105,000

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2012.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2012.

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 15,212,141 shares of common stock outstanding as of April 9, 2013.

BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Donald R. Mayer 9980 S. 300 W #320 Sandy, UT 84070	1,375,627	9.04

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald K. Williams	1,883,128	12.37
George H. Brimhall II	7,312,445 (1)	48.06
John S. Clayton	1,574,648 (2)	10.35

MANAGEMENT – continued
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
All executive officers and directors as a group	10,770,221	70.80
(1) Represents 2,781,740 shares held by Mr. Brimhall and his spouse, 1,905,965 shares held by GBB Trust and 2,624,740 shares held in his children’s trust.
(2) Represents 407,022 shares held by Mr. Clayton and 1,167,626 shares held by his company, First Equity Holdings Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms’ length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During 2010 the Company borrowed a total of $160,000 from a related party, First Equity Holdings Corp., a corporation owned by John Clayton, our director.  As of December 31, 2010 the Company owed a total amount of $752,500 to First Equity Holdings.  During 2011 the Company borrowed $394,962 from an unrelated party and used the funds to pay off $267,500 of the loans and accrued interest due to First Equity Holdings Corp.  During 2012 the Company borrowed and paid back $100,000 to from First Equity Holdings Corp.  As of December 31, 2012 the Company owed a total of $437,478 to First Equity Holdings Corp.

During 2010 the Company borrowed $45,000 from George Brimhall, our director.  The Company borrowed an additional $200,000 from George Brimhall in 2011.  As of December 31, 2012 the Company owed a total of $245,000 to George Brimhall.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, Sadler, Gibb and Associates, LLC in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2011	2012
Audit fees	$ 64,832	$ 55,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 21 through 36.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Rocky Mountain Development, dated July 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed May 18, 2012)

(a)(3)

Exhibits- continued

21.1	Subsidiaries of ForeverGreen (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Secretary, Treasurer, Chief Executive Officer, and Principal Financial Officer	Date: April 16, 2013
By: /s/ John S. Clayton John S. Clayton Director	Date: April 16, 2013