Form 10-Q
period 2013-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2013-05-20
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 16, 2013 was 15, 212,141.

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

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

17

Item 6.  Exhibits

18

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2013 and 2012 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,187	$89,253
Accounts Receivable	286,720	273,366
Prepaid expenses	46,002	95,769
Inventory	677,876	532,166
Total Current Assets	1,201,785	990,554

PROPERTY AND EQUIPMENT, net	74,217	85,139

OTHER ASSETS
Deposits and other assets	68,473	68,393
Trademarks, net	49,648	50,193
Customer base, net	320,964	342,360
Total Other Assets	439,085	460,946
TOTAL ASSETS	$1,715,087	$1,536,639

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$204,949	$49,875
Accounts payable	985,589	852,388
Accrued expenses	2,784,751	2,556,290
Deferred Revenue	23,429	113,085
Due to related parties	56,043	76,765
Banking line of credit	20,020	97,039
Current portion of long-term debt	2,123	2,096
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Convertible notes payable, unrelated parties
net discount ($6,134 and $9,805, respectively)	1,076,082	1,023,670
Total Current Liabilities	6,320,464	5,938,686

LONG-TERM DEBT
Notes payable	17,973	18,001
Total Long-Term Debt	17,973	18,001
Total Liabilities	6,338,437	5,956,687

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	-
Common stock, par value $0.001 per share; authorized 100,000,000 shares;15,212,141 and 15,212,141 shares respectively issued and outstanding	15,212	15,212
Additional paid-in capital	30,982,977	30,973,230
Other comprehensive income (loss)	(46,390)	(44,796)
Accumulated deficit	(35,575,149)	(35,363,694)
Total Stockholders' Deficit	(4,623,350)	(4,420,048)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,715,087	$1,536,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2013	2012

REVENUES, net	$2,694,478	$3,600,356
COST OF SALES, net	1,916,983	2,656,337
GROSS PROFIT	777,495	944,019

OPERATING EXPENSES
Salaries and wages	519,890	556,595
Professional fees	119,877	138,993
Depreciation and amortization	37,916	54,116
General and administrative	195,503	256,228
Total Operating Expenses	873,186	1,005,932

NET OPERATING LOSS	(95,691)	(61,913)

OTHER EXPENSE
Interest expense	(116,379)	(64,978)
Other Income	615
Total Other Expense	(115,764)	(64,978)

Loss from continuing operations before income tax provision
Income Tax Benefit	(211,455)	(126,891)

NET LOSS	$(211,455)	$(126,891)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	15,212,141	14,892,141

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive loss for the quarters ended March 31, 2013 and 2012 are as follows:
Net Loss	$(211,455)	$(126,891)
Other Comprehensive Loss	(1,594)	(40,303)
Comprehensive Loss	$(213,049)	$(167,194)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the three months March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(211,455)	$(126,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,078	54,116
Debt discount amortization	13,359	--
Expenses paid on behalf of the Company	3,740
Changes in operating assets and liabilities:
Accounts receivable	(12,862)	(20,379)
Prepaid expenses	56,940	(83,506)
Inventory	(145,051)	36,543
Accounts payable	101,133	8,563
Accrued expenses	205,096	210,856
Deferred revenue	(89,656)	--
Net Cash Used in Operating Activities	(45,678)	79,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	--	(1,082)
Purchases of property and equipment	(5,348)	(14,793)
Net Cash Used in Investing Activities	(5,348)	(15,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	155,581	8,520
Net proceeds from revolving bank line of credit	(77,019)	(76,074)
Payments on notes payable	28	--
Payments on convertible notes payable	(5,000)	--
Proceeds from convertible notes payable	50,000	--
Proceeds from notes payable - related parties	--	70,000
Payments on notes payable -related parties	--	(40,000)
Net Cash Provided by (Used in) Financing Activities	123,590	(37,554)

Effect of Foreign Currency on Cash	29,370	(39,668)

NET INCREASE (DECREASE) IN CASH	72,564	(13,795)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,253	223,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$191,187	$209,304

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,049	$18,691
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses during the three months ended March 31, 2013 of $211,455 and has an accumulated net loss totaling $35,575,149. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Principles of Consolidation

The consolidated balance sheets and statement of operations at March 31, 2013 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 15,755 and -0- such potentially dilutive shares excluded as of March 31, 2013 and 2012, respectively.

Revenue Recognition

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

Revenue Recognition - continued

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On March 31, 2013 and December 31, 2012 an allowance for obsolete inventory has been recorded in the amount of $45,660 and $45,660, respectively.

Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at March 31, 2013 and December 31, 2012, accordingly.

Distributors are required to pay for products prior to shipment. Distributors typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from distributors that are not distribution centers and any balances carried would be minimal.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s analysis did not indicate any impairment of assets as of March 31, 2013 and 2012.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Intangible Assets - continued

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the periods ended March 31, 2013 and 2012.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the March 31, 2013 financial statements.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 4 – NOTES PAYABLE

Long-term notes payable

Long term liabilities are detailed in the following schedules as of March 31, 2013 and December 2012:

	March 31, 2013	December 31, 2012
Note payable to financial institution bearing interest
At 7%, principle and interest due monthly, matures
August, 2019, secured by equipment	$20,096	$20,097
Less current portion of Notes payable	(2,123)	(2,096)
Net Long-Term Liabilities	$17,973	$18,001

Current notes payable

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2013
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	09/30/2012 *
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	07/31/2012 *
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	07/31/2012 *
$ 100,000	Convertible, Non-related	.20	3/14/2011	14%	07/31/2012 *

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – NOTES PAYABLE - continued

Current notes payable - continued

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 281,758	Convertible, Non-related	.20	5/26/2011	10%	07/31/2012 *
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	01/01/2012 *

All notes with an * were in default as of 3/31/2013.  The Company and the lenders are discussing consolidating the defaulted notes into new notes before June 30, 2013.

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

On December 28, 2012 the Company entered into a promissory note agreement of $25,000, under the terms of the $200,000 line of credit to fund its operations. The Company recognized a beneficial conversion feature discount of $10,000 of which $7,892 and $195 has been recognized as interest expense during the periods ending March 31, 2013 and December 31, 2012, respectively.

On January 11, 2013, the Company entered into a convertible promissory note agreement of $25,000, under the terms of the $200,000 line of credit to fund its operations. The Company recognized a beneficial conversion feature discount of $9,688 of which $5,467 has been recognized as interest expense during the period ending March 31, 2013.

On February 19, 2013, the Company entered into a convertible promissory note agreement of $28,740, under the terms of the $200,000 line of credit in exchange for expenses of $3,740 paid on behalf of the Company and cash of $25,000. No beneficial conversion feature exists in connection with this promissory note.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC. ForeverGreen Worldwide received service of the complaint on July 29, 2012. The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California. Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties. The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2,500 per day for each violation alleged. The Company has engaged legal counsel to vigorously defend against these allegations.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – INVENTORY

Inventories for March 31, 2013 and December 2012 were classified as follows:

		2013	2012
Raw Materials		$241,197	$100,788
Finished Goods		482,339	477,038
Total Inventory		723,536	577,826
Less Reserve for Obsolete Inventory		(45,660)	(45,660)
Total Inventory (net of reserve)	$	$ 677,876	$532,166

NOTE 7 – RELATED PARTY TRANSACTIONS

Company officers have paid for expenses on behalf of the Company from time to time, which amounts are non-interest bearing and are due on demand. These amounts are recorded as due to related parties amounting to $56,043 and $ 76,765 at March 31, 2013 and December 31, 2012, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On April 19, 2013, the Company entered into a convertible promissory note agreement of $21,205, under the terms of the $200,000 line of credit (see Note 4) in exchange for expenses of $9,455 paid on behalf of the Company and cash of $11,760. No beneficial conversion feature exists in connection with this promissory note.

NOTE 9 – INTANGIBLE ASSETS

Trademarks

The Company capitalizes legal fees incurred to register trademarks for its products.  The Company amortizes the trademarks over a period of ten years.  Trademarks consist of the following:

	March 31, 2013	December 31, 2012
Trademarks	85,320	$ 85,320
Less accumulated amortization	(35,672)	(35,127)
Net trademarks	49,648	$ 50,193

Amortization expense for trademarks of approximately $6,920 per year will be recorded over the next five years, with $15,048 of remaining expense thereafter.

Customer Base

The customer base intangible asset was calculated using a percentage of the gross margin of ForeverGreen International LLC. The Company amortizes the customer base over a period of ten years.

Trademarks consist of the following:

	March 31, 2013	December 31, 2012
Customer Base	855,900	$ 855,900
Less accumulated amortization	(534,936))	(513,540)
Net trademarks	320,964	$ 342,360

Amortization expense for the Customer Base  of approximately $85,590 per year will be recorded over the next four years.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS

As of May 15, 2013 the Company determined that it needed to restate its audited financial statements for the year ended December 31, 2012, as contained in its Annual Report on Form 10K, filed April 16, 2013. In preparation of the Company’s unaudited financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, the Company determined that it had understated revenue for the fiscal year 2012.

As a result, the Company overstated its net loss by $94,649, for the year ended 2012. The result from the change was a decrease in accumulated deficit ($35,363,694 restated), an increase in accounts receivable ($143,064 restated), and an increase in accrued expenses ($48,405 restated). No effect on Loss per share (see Note 3) resulted.

In this report references to “ForeverGreen,” “we,” “us,” “our,” and “the Company” refer to ForeverGreen Worldwide Corp. and its subsidiary.

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

The Company has simplified is message and products under the philosophy of Restoration Biology, branded as “RESTORATION90”. Management believes this will allow a great ease of entry to our many products and there uses to support the body’s needs.

We introduced the FG Xpress brand in November of 2012 and we have since seen the sales trend averaging a 30% sales growth per month since the launch.  With this global, seamless, Not For Resale program, we were able to attract industry leaders around the world and we project increased sales in 2013.  Management believes the improved sales will continue for the next 18 to 24 months.

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

We are expanding our markets and exclusive products and we anticipate the need to expand our international logistics centers.  The rewards from this expansion include increased sales and diversified market incomes.  International expansion is very expensive and key Members must experience rapid growth to be profitable in a foreign country.

Liquidity and Capital Resources

At March 31, 2013 we had cash and cash equivalents of $191,187 compared to $ 89,253 at December 31, 2012, with a working capital deficit of $5,118,679.  We recognized revenues of $2,694,478 for the quarterly period ended March 31, 2013 (“2013 first quarter”) and recorded a net loss of $211,455 compared to $3,600,356 in revenues and a net loss of $126,891 for the quarterly period ended March 31, 2012 (“2012 first quarter”).   Cash used in operations of $45,678 resulted primarily the reduction of payables and accrued expenses, decrease in inventory and deferred revenue. Cash provided by financing activities of $123,590 was the result of the increase in overdrawn bank of $155,581, offset by payments on the banking line of credit of $77,019, and proceeds from convertible notes payable of $50,000.

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

Management anticipates that any future additional capital needed for cash shortfalls will be provided by debt financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  We may also issue private placements of stock to raise additional funding.  Any private placement likely will rely upon exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

Our total liabilities at March 31, 2013 were $6,338,437 compared to $5,956,687 at December 31, 2012.  The increase is largely due to an increase of accounts payable of $133,201, and increase in accrued expenses of $228,461, an increase in bank overdraft of $155,074, a decrease in deferred revenue of $89,656, and a decrease in the banking line of credit of $77,019.

On December 3, 2012 the Company secured a $200,000 line of credit from a third party. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principle amount of all draws and outstanding interest is due and payable on or before June 30, 2013.  The note has a conversion feature that provides the creditor with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.08 per share. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to 2,500,000 restricted shares held in escrow. Through March 31, 2013 the Company entered into promissory note agreements with current balances of $67,606 under the terms of the line of credit to fund its operations. The Company received cash to fund operations from the notes of $52,866 and expenses paid for by a third party of $14,740 under the terms of this line of credit.

At March 31, 2013 the Company was in default for an aggregate of $1,253,476 in notes payable and convertible notes payable.  The Company and the lenders are discussing consolidating the defaulted notes into new notes within the next three months.

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the quarterly period ended March 31, 2013 and December 31, 2012.  The consolidated balance sheets include ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	First quarter ended March 31, 2013	Year ended Dec. 31, 2012
	(Unaudited)
Cash and cash equivalents	$191,187	$89,253
Total current assets	1,201,785	990,554
Total assets	1,715,087	1,536,639
Total current liabilities	6,320,464	5,938,686
Long-term debt	17,973	18,001
Total liabilities	6,338,437	5,956,687
Accumulated deficit	(35,575,149)	(35,363,694)
Total stockholders’ equity	$(4,623,350)	$(4,420,048)

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the quarterly periods ended March 31, 2013 and 2012.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATIONS	First quarter ended March 31,
	2013	2012
Revenues, net	$2,694,478	$3,600,356
Cost of sales	1,916,983	2,656,337
Gross profit	777,495	944,019
Total operating expenses	873,186	1,005,932
Net income (loss) from continuing operations	(95,691)	(61,913)
Total other income (expense)	(115,764)	(64,978)
Net earnings (loss)	(211,455)	(126,891)
Net earnings (loss) per share (basic)	$(0.01)	$(0.01)

Our source of revenue is from the sale of various foods, other natural products, distributor sign up kits and freight and handling.  Sales are net of returns, which have historically averaged 1.6% of sales; however, for the 2013 first quarter returns were .977%, up slightly from .968% in the 2012 comparable period. Revenues for the 2013 first quarter decreased 25,16% ($905,878) compared to the same period in 2012. This was largely due to the introduction of FG Xpress. Even though sales are growing rapidly for this product, it interrupted the focus and sales of the Company’s existing products.  The FG Xpress sales did not grow fast enough during the first quarter to make up the difference lost in sales of ForeverGreen’s original products.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 71.14% of revenues for the 2013 first quarter.  This is an improvement compared to 73.78% of revenues for the 2012 first quarter. This is a cost savings of $739,354 for the first quarter over the same time period in 2012.  The decrease in the 2013 first quarter was mostly attributable to the decrease costs paid to our distributors and lowering our product costs and shipping costs.

Total operating expenses decreased in the 2013 first quarter by $132,746 compared to the 2012 first quarter.  Salaries and wages have decreased $36,705 for the 2013 first quarter over the 2012 first quarter. Professional fees decreased by $19,115. General and administrative expenses decreased by $60,726 for the 2013 first quarter as compared to the 2012 first quarter.  The decreases are due to management working to keep expenses in line with revenues.

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

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2012 and determined no adjustment to long-lived assets was needed. No impairment was recorded during the period ended March 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective.  In May 2013 the Company determined that we needed to restate our audited financial statements for the year ended December 31, 2012 because we had understated revenue for the fiscal year 2012.  Management is currently preparing an amendment to the Form 10-K including the restated financial statements.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were changes made in the implementation of our internal controls over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Due to the departure of our former Chief Financial Officer in October 2012 specific areas of ineffectiveness occurred during the fourth quarter of 2012, including:

•

Appropriate accounting system maintenance control was found to be lacking.

•

Appropriate vendor payable and expenditure control was found to be lacking.

•

Appropriate communications between departments was found to be lacking.

In response to this evaluation, management has taken action to institute new internal controls for subsequent reporting periods.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Rocky Mountain Development, LLC, dated July 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed May 18, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer and Principal Financial Officer	Date: May 20, 2013