Form 10-K/A
period 2012-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2013-07-02
CIK 1091983

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

The number of shares outstanding of the registrant’s common stock as of June 17, 2013 was 15,212,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

4

Item 8.  Financial Statements and Supplementary Data

8

Item 9A.  Controls and Procedures

29

PART IV

Item 15.  Exhibits, Financial Statement Schedules

30

Signatures

31

EXPLANATORY NOTE

During the preparation of the Company’s unaudited financial statements for the quarterly period ended March 31, 2013 the Company determined that we had understated revenue for the fiscal year ended December 31, 2012.  As a result, the Company overstated net loss by $94,659 for the year ended December 31, 2012.  Revenues increased by $94,659, accounts receivable increased by $143,064, and prepaid expenses decreased by $48,405.  Accordingly, we are filing this amended Form 10-K to restate the financial statements for the year ended December 31, 2012 to reflect the proper revenues and related adjustments.  This amended Form 10-K does not include subsequent events occurring after the original report’s filing date.

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

Liquidity and Capital Resources

At December 31, 2012 we had cash and cash equivalents of $89,253, with a working capital deficit of $4,948,132. We recognized revenues of $12,575,375 for 2012 and recorded a net loss of $790,199 compared to $13,701,802 in revenues and a net loss of $1,459,268 for 2011.  During 2012 we financed our operations with revenues, a $100,000 revolving line of credit, a third party loan of $25,000, and three related party loans of $100,000.  Based on these factors, our independent accounting firm has expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.

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

Commitments and Contingent Liabilities

Our total liabilities at December 31, 2012 were $5,908,282 compared to $5,950,954 at December 31, 2011.  The decrease is due to a decrease of accounts payable (including related parties) of $491,132, an increase in accrued expenses of $397,211, a decrease in bank overdraft of $129,711, an increase in deferred revenue of $113,085, and other small variances.

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

	Year ended December 31
	2012	2011
SUMMARY OF BALANCE SHEET	(Restated)
Cash and cash equivalents	$ 89,253	$ 223,099
Total current assets	942,149	1,631,143
Total assets	1,488,234	2,326,010
Total current liabilities	5,890,281	5,929,807
Long-term debt	18,001	21,147
Total liabilities	5,908,282	5,950,954
Accumulated deficit	(35,363,694)	(34,573,495)
Total stockholders’ deficit	$ (4,420,048)	$ (3,624,944)

Our total assets decreased to $1,448,234 at December 31, 2012 from $2,326,010 at December 31, 2011. The decrease is primarily due to the decrease in inventory and cash and cash equivalents. Total liabilities also decreased primarily due to decreases in accounts payable and bank overdraft.

	Year ended December 31
	2012	2011
SUMMARY OF OPERATING RESULTS	(Restated)
Revenues, net	$ 12,575,375	$ 13,701,802
Cost of sales	8,637,659	11,319,292
Gross profit	3,937,716	2,382,510
Total operating expenses	4,188,994	3,611,207
Net operating loss	(251,278)	(1,228,697)
Total other expense	(538,921)	(230,571)
Income tax provision	–	_
Net loss	(790,199)	(1,459,268)
Net loss per share (basic and diluted)	$ (0.05)	$ (.10)

We experienced a 8.22% decrease in revenues in 2012 over 2011 resulting from a slower than expected fourth quarter revenues. Our source of revenue is from the sale of various foods, other natural products, distributor sign ups and kits and freight and handling to delivery products to the distributor and customer.  We recognize revenue upon shipment of a sales order.

Gross profits increased due to reducing our two largest cost of sales expenses, commission expense and product costs as we were able to optimize pricing with our key vendors.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our distributors, plus credit card sales processing fees.  Cost of sales was approximately 68.69% of revenues for 2012 compared to 82.61% of revenues for 2011.  The 2012 decrease is primarily due to reducing the amount of bonus commissions paid to distributors and decreasing our product costs.

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

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (Restated)

December 31, 2012 and 2011

INDEX

Report of Independent Registered Public Accounting Firm

9

Consolidated Balance Sheets

10

Consolidated Statements of Operations and Comprehensive Income

11

Consolidated Statements of Stockholders’ Deficit

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered accumulated net losses of $35,363,694 and has had negative cash flows from operating activities during the year ended December 31, 2012 of $8,860. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As mentioned in Note 13, the accompanying financial statements have been restated for the correction of errors relating to the Company’s understatement of revenues, accounts receivable and an overstatement of prepaid expenses during 2012.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2013, except for Notes 9 and 13, as to which the date is July 1, 2013

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31,	December 31,
	2012	2011
ASSETS	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$ 89,253	$ 223,099
Accounts receivable, net	273,366	103,770
Prepaid expenses and other assets	47,364	158,714
Inventory	532,166	1,145,560
Total Current Assets	942,149	1,631,143

PROPERTY AND EQUIPMENT, net	85,139	151,144

OTHER ASSETS
Deposits and other assets	68,393	64,454
Trademarks, net of amortization	50,193	51,319
Customer base, net of amortization	342,360	427,950
Total Other Assets	460,946	543,723
TOTAL ASSETS	$ 1,488,234	$ 2,326,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$ 49,875	$ 179,586
Accounts payable	874,659	1,183,101
Accrued expenses	2,507,885	2,110,674
Deferred Revenue	113,085	-
Due to related parties	54,494	178,127
Banking line of credit	97,039	100,420
Current portion of long-term debt	2,096	1,945
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Convertible Notes payable, unrelated parties, net discount ($9,805 and $0, respectively)	1,023,670	1,008,476
Total Current Liabilities	5,890,281	5,929,807
LONG-TERM DEBT
Notes payable	18,001	21,147
Total Long-Term Debt	18,001	21,147
TOTAL LIABILITIES	5,908,282	5,950,954

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding
	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 15,212,141 and 14,892,141
shares respectively issued and outstanding	15,212	14,892
Additional paid-in capital	30,973,230	30,934,109
Other comprehensive loss	(44,796)	(450)
Accumulated deficit	(35,363,694)	(34,573,495)
Total Stockholders' Deficit	(4,420,048)	(3,624,944)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,488,234	$ 2,326,010

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2012	2011
	(Restated)

REVENUES, net	$ 12,575,375	$ 13,701,802
COST OF SALES, net	8,637,659	11,319,292

GROSS PROFIT	3,937,716	2,382,510

OPERATING EXPENSES
Salaries and wages	2,164,653	2,035,647
Professional fees	453,726	406,775
General and administrative	1,313,301	1,168,785
Inventory impairment	257,314	--
Total Operating Expenses	4,188,994	3,611,207

NET OPERATING LOSS	(251,278)	(1,228,697)

OTHER INCOME (EXPENSE)
Other Loss	(3,340)	--
Loss on settlement of liabilities	(87,364)	410
Interest expense	(448,217)	(230,981)

Total Other Expense	(538,921)	(230,571)

Loss from continuing operations before income tax provision	(790,199)	(1,459,268)
Income Tax Provision (Benefit)	--	--

NET LOSS	$ (790,199)	$ (1,459,268)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$ (0.05)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,935,857	14,892,141

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2012 and 2011 is as follows:
Net Loss	$ (790,199)	$ (1,459,268)
Other Comprehensive Income (Loss)	(44,346)	142,230

Comprehensive Loss	$ (834,545)	$ (1,317,038)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and subsidiaries
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2012 and 2011

					Additional		Other		Stockholder’s
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Prepaid	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Expenses	(Deficit)

Balance, December 31, 2010	--	$ --	14,892,141	$14,892	$ 30,862,628	$ (33,114,227)	$ (142,680)	$ (39,550)	(2,418,937)

Amortization of prepaid expenses	--	--	--	--	--	--	--	39,550	39,550

Contributed capital	--	--	--	--	71,481	--	--	--	71,481

Foreign currency translation	--	--	--	--	--	--	142,230	--	142,230

Net loss for the period ended
December 31, 2011	--	--	--	--	--	(1,459,268)	--	--	(1,459,268)

Balance, December 31, 2011	--	$ --	14,892,141	$14,892	$ 30,934,109	$ (34,573,495)	$ (450)	$ --	(3,624,944)

Shares issued for services $.09 per share	--	--	320,000	320	29,121	--	--	--	29,441

Beneficial conversion on note payable	--	--	--	--	10,000	--	--	--	10,000

Foreign currency translation	--	--	--	--	--	--	(44,346)	--	(44,346)
Net loss for the period ended
December 31, 2012	--	--	--	--	--	(790,199)	--	--	(790,199)

Balance, December 31, 2012 (Restated)	--	$ --	15,212,141	$15,212	$ 30,973,230	$ (35,363,694)	$ (44,796)	$ --	(4,420,048)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (790,199)	$ (1,459,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	231,144	213,948
Common stock issued for services rendered	29,441	--
(Gain) loss on settlement of liabilities	87,364	--
Expenses paid on behalf of the Company	11,000	--
Inventory impairment	257,314	--
Changes in operating assets and liabilities:
Accounts receivable	(168,622)	(738,086)
Prepaid expenses	98,000	(126,744)
Deposits and other assets	(3,800)	489,111
Inventory	357,521	(296,198)
Accounts payable	(367,499)	502,130
Accounts payable – related parties	(123,633)	--
Deferred revenue	113,085	--
Accrued expenses	260,024	505,263
Net Cash Used in Operating Activities	(8,860)	(909,844)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(5,485)	--
Purchases of property and equipment	(1,624)	(732)
Net Cash Used in Investing Activities	(7,109)	(732)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from bank overdraft	(129,711)	145,198
Net proceeds from banking line of credit	(3,381)	100,420
Proceeds from notes payable	6,141	--
Payments on notes payable	(2,995)	(2,108)
Payments on notes payable - related parties	(100,000)	(267,500)
Proceeds from notes payable – related parties	100,000	200,000
Proceeds from convertible note payable	14,000	776,720
Net Cash (Used in) Provided by Financing Activities	(115,946)	952,730
Effect of Foreign Currency on Cash	(1,931)	2,821
NET INCREASE (DECREASE) IN CASH	(133,846)	44,975
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,099	178,124
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 89,253	$ 223,099
SUPPLEMENTAL CASH FLOW INFORMATION
Interest	$ 11,092	$ 18,691
Income taxes	$ --	$ --
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on beneficial conversion feature – convertible notes payable	$ 10,000	$ --

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

	December 31,
	2012	2011
Income (Loss) Numerator (Restated)	$ (790,199)	$ (1,459,268)
Shares (Denominator)	14,935,857	14,892,141

Per Share Amount	$ (0.05)	$ (0.10)

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

Property and equipment consists of the following at December 31, 2012 and 2011:

	2012	2011
Leasehold improvements	$ 87,565	$ 85,838
Office furniture & fixtures	191,123	187,548
Equipment	458,414	458,414
Vehicles	56,548	56,548
Computer equipment	516,749	515,170
Computer software	635,446	635,446
Total Fixed Assets	1,945,845	1,938,764
Accumulated depreciation	(1,860,706)	(1,787,620)
Property and equipment, net	$ 85,139	$ 151,144

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – ACCRUED EXPENSES – CONTINUED

Accrued expenses consist of the following at December 31, 2012 and 2011:

	2012	2011
Distributor liabilities	$ -	$ 440,361
Accrued employee benefits	48,178	58,689
Accrued taxes	1,351,979	1,032,382
Other accrued liabilities	1,156,133	579,242
Total	$ 2,507,885	$ 2,110,674

NOTE 4 – NOTES PAYABLE

Long term liabilities are detailed in the following schedules as of December 31, 2012 and 2011:

	2012	2011
Note payable to financial institution bearing interest
At 7%, principle and interest due monthly, matures
August, 2019, secured by equipment	$ 20,097	$ 23,092
Less current portion of Notes payable	(2,096)	(1,945)
Net Long-Term Liabilities	$ 18,001	$ 21,147

Future minimum principal payments on notes payable and are as follows at December 31, 2012:

2013	$ 2,096
2014	2,259
2015	2,435
2016	2,624
Thereafter	10,683
Total	$ 20,097

2012 NOTES PAYABLE
AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2013
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	09/30/2012 *
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	07/31/2012 *
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	07/31/2012 *
$ 100,000	Convertible, Non-related	.20	3/14/2011	14%	07/31/2012 *
$ 281,758	Convertible, Non-related	.20	5/26/2011	10%	07/31/2012 *
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	01/01/2012 *

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

NOTE 6 – OPERATING LEASES

The Company has operating leases as follows:

Country	Start Date	End Date	Monthly Payments
Ecuador Office	06/19/2012	06/19/2013	$ 672
Ecuador Warehouse	10/15/2012	10/15/2013	$ 112
Chile Office	05/01/2011	04/30/2012	$ 1,390 currently on a month to month basis
Colombia Office	06/15/2012	06/15/2013	$ 945
Costa Rica Office	06/01/2012	05/31/2015	$ 1,900
Mexico Office	04/01/2012	03/31/2014	$ 2,000
US Office	11/02/2004	08/31/2013	$ 9,750
US Warehouse	09/01/2006	08/31/2013	$ 10,061

Total Lease Commitments:

2013	$ 241,372
2014	28,800
2015	9,500
Total	$ 279,672

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

The Company capitalizes legal fees incurred to register trademarks for its products. Trademarks consist of the following for the period ended December 31, 2012 and 2011:

	2012	2011
Trademarks	$ 85,320	$ 78,787
Less accumulated amortization	(35,127)	(27,157)
Net trademarks	$ 50,193	$ 51,630

The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC. The Company amortizes the customer base over a period of ten years. The customer base consists of the following for the period ended December 31, 2012:

	2012	2011
Customer Base	$ 855,900	$ 855,900
Less accumulated amortization	(513,540)	(427,950)
Net Customer Base	$ 342,360	$ 427,950

Trademark, patent and customer based amortization expense for the years ended December 31, 2011 and 2012 were $91,894 and $93,560, respectively.

NOTE 8 – INVENTORY

During the year ended December 31, 2012 The Company impaired its inventory by $257,314 for slow moving and obsolete items. Additionally the reserve for obsolete inventory account was increased by $18,581.

Inventories for December 2012 and 2011 were classified as follows:

	2012	2011
Raw Materials	$ 100,788	$ 442,147
Finished Goods	477,037	730,492
Total Inventory	577,825	1,172,638
Less Reserve for Obsolete Inventory	(45,660)	(27,079)
Total Inventory (net of reserve)	$ 532,166	$ 1,145,560

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

	For the Years Ended
	December 31,
	2012 (Restated)	2011
Book income (loss) from operations	$ (294,744)	$ (496,151)
Inventory reserve	17,031	9,207
State tax benefit	(23,706)	(43,778)
Other	3,524	1,891
Employee expenses	(2,555)	(278)
Change in valuation allowance	300,450	529,109
Total provision for income taxes	$ --	$ --

Net deferred tax assets consist of the following components as of:

	December 31,
	2012 (Restated)	2011
Net operating loss carry forwards	$ 10,480,280	$ 10,175,796
Meals	4,509	(628)
Inventory reserve	17,031	18,696
Employee accruals	(2,555)	19,954
Depreciation and amortization	42,739	35,434
Valuation allowance	(10,542,004)	(10,249,252)
Net deferred taxes	$ --	$ --

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

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $27,489,636. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $4,948,132 a net loss of $790,199 for the year ended December 31, 2012, and accumulated deficit of $35,363,694 at December 31, 2012, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13—RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS

During the preparation of the Company’s unaudited financial statements for the quarterly period ended March 31, 2013 the Company determined that we had understated revenue for the fiscal year ended December 31, 2012.  As a result, the Company overstated net loss by $94,659 for the year ended December 31, 2012.  Revenues increased by $94,659, accounts receivable increased by $143,064, and prepaid expenses decreased by $48,405.  Accordingly, we are restating the financial statements for the year ended December 31, 2012 to reflect the proper revenues and related adjustments.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 13—RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS - CONTINUED

The following tables compare the audited balance sheets and statements of operations for the year ended December 31, 2012, as contained in its Annual Report on Form 10K, filed April 16, 2013 with the restated balance sheets and statements of operations for the year ended December 31, 2012:

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2012	2012	Change
CURRENT ASSETS	(Restated)	(As previously filed)
Cash and cash equivalents	$ 89,253	$ 89,253	$ --
Accounts receivable, net	273,366	130,302	143,064
Prepaid expenses and other assets	47,364	95,769	(48,405)
Inventory	532,166	532,166	--
Total Current Assets	942,149	847,490	94,659

PROPERTY AND EQUIPMENT, net	85,139	85,139	--

OTHER ASSETS
Deposits and other assets	68,393	68,393	--
Trademarks, net of amortization	50,193	50,193	--
Customer base, net of amortization	342,360	342,360	--
Total Other Assets	460,946	460,946	--
TOTAL ASSETS	$ 1,488,234	$ 1,393,575	$ 94,659

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 49,875	$ 49,875	$ --
Accounts payable	874,659	796,345	78,314
Accrued expenses	2,507,885	2,507,885	--
Deferred Revenue	113,085	113,085	--
Due to related parties	54,494	132,808	(78,314)
Banking line of credit	97,039	97,039	--
Current portion of long-term debt	2,096	2,096	--
Notes payable, related parties	922,478	922,478	--
Convertible notes payable, related parties	245,000	245,000	--
Convertible Notes payable, unrelated parties,
net discount ($9,805 and $0, respectively)	1,023,670	1,023,670	--
Total Current Liabilities	5,890,281	5,890,281	--

(continued)

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 13—RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS - CONTINUED

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets – continued

	December 31,	December 31,
	2012	2012	Change
	(Restated)	(As previously filed)

LONG-TERM DEBT
Notes payable	$ 18,001	$ 18,001	$ --
Total Long-Term Debt	18,001	18,001	--
TOTAL LIABILITIES	5,908,282	5,908,282	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or
outstanding	--	--	--
Common stock, par value $0.001 per share; Authorized 100,000,000 shares; 15,212,141 and 14,892,141 shares respectively issued and
outstanding	15,212	15,212	--
Additional paid-in capital	30,973,230	30,973,230	--
Other comprehensive loss	(44,796)	(44,796)	--
Accumulated deficit	(35,363,694)	(35,458,353)	94,659
Total Stockholders' Deficit	(4,420,048)	(4,514,707)	94,659
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,488,234	$ 1,393,575	$ 94,659

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 13—RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS - CONTINUED

	ForeverGreen Worldwide Corporation and Subsidiaries
	Consolidated Statements of Operations and Comprehensive Loss

	December 31,	December 31,
	2012	2012	Change
	(Restated)	(As previously filed)
REVENUES, net	$ 12,575,375	$ 12,480,716	$ 94,659
COST OF SALES, net	8,637,659	8,637,659	--
GROSS PROFIT	3,937,716	3,843,057	94,659

OPERATING EXPENSES
Salaries and wages	2,164,653	2,164,653	--
Professional fees	453,726	453,726	--
General and administrative	1,313,301	1,313,301	--
Inventory impairment	257,314	257,314	--
Total Operating Expenses	4,188,994	4,188,994	--

NET OPERATING LOSS	(251,278)	(345,937)	94,659

OTHER INCOME (EXPENSE)
Other Loss	(3,340)	(3,340)	--
Loss on settlement of liabilities	(87,364)	(87,364)	--
Interest expense	(448,217)	(448,217)	--
Total Other Expense	(538,921)	(538,921)	--

Loss from continuing operations before income tax provision	(790,199)	(884,858)	94,659
Income Tax Provision (Benefit)	--	--	--

NET LOSS	$ (790,199)	$ (884,858)	$ 94,659

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.06)	$ (0.05)	$ 0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,935,857	14,935,857	--

COMPREHENSIVE LOSS
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2012 and 2011 is as follows:
Net Loss	$ (790,199)	$ (884,858)	$ 94,659
Other Comprehensive Income (Loss)	(44,346)	(44,346)	--
Comprehensive Loss	$ (834,545)	$ (929,204)	$ 94,659

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 13—RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS - CONTINUED

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31, 2012	December 31, 2012	Change
	(Restated)	(As previously filed)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (790,199)	$ (884,858)	$ 94,659
Adjustments to reconcile net loss to net cash
provided by (used in ) operating activities:
Depreciation and amortization	231,144	231,144	--
Common stock issued for services rendered	29,441	29,441	--
(Gain) loss on settlement of liabilities	87,364	87,364	--
Expenses paid on behalf of the Company	11,000	11,000	--
Inventory impairment	257,314	257,314	--
Changes in operating assets and liabilities:
Accounts receivable	(168,622)	(25,558)	(143,064)
Prepaid expenses	98,000	49,595	48,405
Deposits and other assets	(3,800)	(3,800)	--
Inventory	357,521	357,521	--
Accounts payable	(367,499)	(445,813)	78,314
Accounts payable – related parties	(123,633)	(45,319)	(78,314)
Deferred revenue	113,085	113,085	--
Accrued expenses	260,024	260,024	--
Net Cash Used in Operating Activities	(8,860)	(8,860)	--

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(5,485)	(5,485)	--
Purchases of property and equipment	(1,624)	(1,624)	--
Net Cash Used in Investing Activities	(7,109)	(7,109)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from bank overdraft	(129,711)	(129,711)	--
Net proceeds from banking line of credit	(3,381)	(3,381)	--
Proceeds from notes payable	6,141	6,141	--
Payments on notes payable	(2,995)	(2,995)	--
Payments on notes payable - related parties	(100,000)	(100,000)	--
Proceeds from notes payable – related parties	100,000	100,000	--
Proceeds from convertible note payable	14,000	14,000	--
Net Cash (Used in) Provided by Financing Activities	(115,946)	(115,946)	--

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 13—RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS - CONTINUED

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows – continued

	December 31, 2012	December 31, 2012	Change
	(Restated)	(As previously filed)
Net Cash (Used in) Provided by Financing Activities	(115,946)	(115,946)	--

Effect of Foreign Currency in Cash	(1,931)	(1,931)	--

NET INCREASE (DECREASE) IN CASH	(133,846)	(133,846)	--

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,099	223,099	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 89,253	$ 89,253	$ --

SUPPLEMENTAL CASH FLOW INFORMATION
Interest	$ 11,092	$ 11,092	$ --
Income taxes	$ --	$ --	$ --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on beneficial conversion feature – convertible notes payable.	$ 10,000	$ 10,000	$ --

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2012, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  During the year ended December 31, 2012 we were unable to timely file our December 31, 2011 annual report.  Management instigated controls and procedures to insure our reports are filed timely. In May 2013 the Company determined that we needed to restate our audited financial statements for the year ended December 31, 2012 because we had understated revenue for the fiscal year 2012.

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

Changes in Internal Controls over Financial Reporting

Our management determined that there were changes made in the implementation of our internal controls over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Due to the departure of our former Chief Financial Officer in October 2012 specific areas of ineffectiveness occurred during the fourth quarter of 2012, including:

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 8 through 28.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3 (ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Rocky Mountain Development, dated July 1, 2011 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed May 18, 2012)
21.1	Subsidiaries of ForeverGreen (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed April 17, 2007)
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: July 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Secretary, Treasurer, Chief Executive Officer, and Principal Financial Officer	Date: July 1, 2013
By: /s/ John S. Clayton John S. Clayton Director	Date: July 1, 2013