Form 10-Q
period 2013-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2013-08-13
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 15,212,141.

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

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors

17

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2013 and 2012 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$224,051	$89,253
Accounts Receivable	269,453	273,366
Prepaid expenses	133,607	47,364
Inventory	367,369	532,166
Total Current Assets	994,480	942,149

PROPERTY AND EQUIPMENT, net	62,633	85,139

OTHER ASSETS
Deposits and other assets	68,221	68,393
Trademarks, net	49,095	50,193
Customer base, net	299,565	342,360
Total Other Assets	416,881	460,946
TOTAL ASSETS	$1,473,994	$1,488,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$3,410	$49,875
Accounts payable	958,028	874,659
Accrued expenses	2,546,783	2,507,885
Deferred revenue	165,869	113,085
Due to related parties	51,842	54,494
Banking line of credit	99,990	97,039
Current portion of long-term debt	2,177	2,096
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Convertible notes payable, unrelated parties net discount ($0 and $9,805, respectively)	1,103,421	1,023,670
Total Current Liabilities	6,098,998	5,890,281

LONG-TERM DEBT
Notes payable	17,920	18,001
Total Long-Term Debt	17,920	18,001
TOTAL LIABILITIES	6,116,918	5,908,282

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares;15,212,141 and 15,212,141 shares respectively issued and outstanding	15,212	15,212
Additional paid-in capital	30,982,917	30,973,230
Other comprehensive income (loss)	(60,520)	(44,796)
Accumulated deficit	(35,580,533)	(35,363,694)
Total Stockholders' Deficit	(4,642,924)	(4,420,048)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,473,994	$1,488,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

REVENUES, net	$4,007,611	$3,120,897	$6,702,089	$6,721,254
COST OF SALES, net	2,638,499	2,041,704	4,555,482	4,698,041
GROSS PROFIT	1,369,112	1,079,193	2,146,607	2,023,213

OPERATING EXPENSES
Salaries and wages	802,017	546,331	1,321,907	1,102,927
Professional fees	195,337	121,987	315,214	260,979
General and administrative	279,105	389,486	512,525	699,831
Total Operating Expenses	1,276,459	1,057,804	2,149,646	2,063,737

NET OPERATING INCOME (LOSS)	92,653	21,389	(3,039)	(40,524)

OTHER EXPENSE
Interest expense	(92,995)	(60,215)	(209,374)	(125,193)
Other Income (Expense)	(5,041)	54	(4,426)	54
Total Other Expense	(98,036)	(60,161)	(213,800)	(125,139)

Loss from continuing operations before income tax provision	(5,383)	(38,772)	(216,839)	(165,663)

Income Tax Benefit	--	--	--	--

NET LOSS	$(5,383)	$(38,772)	$(216,839)	$(165,663)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,212,141	14,892,141	15,212,141	14,892,141

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended June 30, 2013 and 2012 are as follows:
Net Income	$(5,383)	$(38,772)	$(216,839)	$(165,663)
Other Comprehensive Income (Loss)	(14,130)	93,224	(15,724)	52,471
Comprehensive Income (Loss)	$(19,513)	$54,452	$(232,563)	$(113,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(216,839)	$(165,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,309	106,370
Debt discount amortization	19,493	--
Expenses paid on behalf of the company	13,185	--
Changes in operating assets and liabilities:
Accounts receivable	3,235	(26,187)
Prepaid expenses	(84,696)	5,338
Inventory	165,527	127,077
Deposits	173	(71)
Accounts payable-related parties	(4,200)	--
Accounts payable	77,490	(265,993)
Accrued expenses	62,577	250,089
Deferred revenue	52,784	--
Net Cash Provided by Operating Activities	160,038	30,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(295)	(1,083)
Purchases of property and equipment	(6,470)	--
Net Cash Used in Investing Activities	(6,765)	(1,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(46,465)	(5,473)
Net proceeds from revolving bank line of credit	2,951	(15,003)
Payments on notes payable	--	(1,496)
Proceeds from convertible notes payable	61,760	--
Proceeds from notes payable - related parties	--	100,000
Payments on notes payable - related parties	(5,000)	(128,452)
Net Cash Provided by (Used in) Financing Activities	13,246	(50,424)

Effect of Foreign Currency on Cash	(31,721)	13,103

NET INCREASE (DECREASE) IN CASH	134,798	(7,444)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,253	223,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$224,051	$215,655

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,565	$--
Cash paid for income taxes	$--	$--

SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes	$9,688	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has incurred operating losses during the six months ended June 30, 2013 of $216,839 and has an accumulated net loss totaling $35,580,533. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Principles of Consolidation

The consolidated balance sheets and statement of operations at June 30, 2013 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 1,669,272 and 6,083,590 such potentially dilutive shares excluded as of June 30, 2013 and 2012, respectively.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On June 30, 2013 and December 31, 2012 an allowance for obsolete inventory has been recorded in the amount of $45,660 and $45,660, respectively.

Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. In South America the accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name.  In Korea the accounts receivable are for products sold to a third party. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at June 30, 2013 and December 31, 2012, accordingly.

Distributors are required to pay for products prior to shipment. Distributors typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from distributors that are not distribution centers and any balances carried would be minimal.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s analysis did not indicate any impairment of assets as of June 30, 2013 and 2012.

Intangible Assets

Intangible assets consist of patent costs, trademark costs and the customer base. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. Management assesses the carrying values of intangible assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis of the technology and future cash flows.

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from intangible assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the periods ended June 30, 2013 and 2012.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – NOTES PAYABLE

Long-term notes payable

Long term liabilities are detailed in the following schedules as of June 30, 2013 and December 2012:

	June 30, 2013	December 31, 2012
Note payable to financial institution bearing interest at 7%, principle and interest due monthly, matures August, 2019, secured by equipment	$ 20,097	$ 20,097
Less current portion of Notes payable	(2,177)	(2,096)
Net Long-Term Liabilities	$ 17,920	$ 18,001

Current notes payable

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	12/31/2015
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party	.15	10/7/2010	10%	12/31/2015
$ 200,000	Convertible, Related party	.20	1/19/2011	10%	12/31/2015
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	10%	12/31/2015
$ 281,758	Convertible, Non-related	.20	5/26/2011	10%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	12/31/2015

These notes payable were in default as of June 30, 2013. The Company renegotiated the maturity dates to be extended to December 31, 2015, as shown above, before these financial statements were finalized.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – NOTES PAYABLE - continued

Current notes payable – continued

On December 28, 2012 the Company entered into a promissory note agreement of $25,000, under the terms of the $200,000 line of credit to fund its operations. The Company recognized a beneficial conversion feature discount of $10,000 of which $7,892 and $195 has been recognized as interest expense during the periods ending June 30, 2013 and December 31, 2012, respectively.

On January 11, 2013, the Company entered into a convertible promissory note agreement of $25,000, under the terms of the $200,000 line of credit to fund its operations. The Company recognized a beneficial conversion feature discount of $9,688 of which $5,467 has been recognized as interest expense during the period ending June 30, 2013.

On February 19, 2013, the Company entered into a convertible promissory note agreement of $28,740, under the terms of the $200,000 line of credit in exchange for expenses of $3,740 paid on behalf of the Company and cash of $25,000. No beneficial conversion feature exists in connection with this promissory note.

On April 18, 2013, the Company entered into a convertible promissory note agreement of $21,205, under the terms of the $200,000 line of credit in exchange for expenses of $9,445 paid on behalf of the Company and cash of $11,760. No beneficial conversion feature exists in connection with this promissory note.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC. ForeverGreen Worldwide received service of the complaint on July 29, 2012. The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California. Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties. The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2,500 per day for each violation alleged. The Company has engaged legal counsel to vigorously defend against these allegations. The parties have reached a tentative settlement.  A settlement conference is scheduled for September 2013, at which time the Judge will either accept or reject the settlement offer.

NOTE 6 – INVENTORY

Inventories for June 30, 2013 and December 2012 were classified as follows:

	2013	2012
Raw Materials	$207,878	$100,788
Finished Goods	205,151	477,038
Total Inventory	413,029	577,826
Less Reserve for Obsolete Inventory	(45,660)	(45,660)
Total Inventory (net of reserve)	$367,369	$532,166

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

Company officers have paid for expenses on behalf of the Company from time to time, which amounts are non-interest bearing and are due on demand. These amounts are recorded as due to related parties amounting to $51,842 and $54,494 at June 30, 2013 and December 31, 2012, respectively.

NOTE 8 – INTANGIBLE ASSETS

Trademarks

The Company capitalizes legal fees incurred to register trademarks for its products.  The Company amortizes the trademarks over a period of ten years.  Trademarks consist of the following:

	June 30, 2013	December 31, 2012
Trademarks	$84,222	$85,320
Less accumulated amortization	(35,127)	(35,127)
Net trademarks	$49,095	$50,193

Amortization expense for trademarks of approximately $6,920 per year will be recorded over the next five years, with $15,048 of remaining expense thereafter.

Customer Base

The customer base intangible asset was calculated using a percentage of the gross margin of ForeverGreen International LLC. The Company amortizes the customer base over a period of ten years.

Customer base consists of the following:

	June 30, 2013	December 31, 2012
Customer base	$855,900	$855,900
Less accumulated amortization	(556,335)	(513,540)
Net customer base	$299,565	$342,360

Amortization expense for the Customer Base of approximately $85,590 per year will be recorded over the next four years.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2013.

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

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customer’s life-enhancing products.  With our new FG Xpress brand test, launched in November 2012, we were able to reach out to Members around the world through our e-commerce business model.  Since the pre-launch in January 2013, we have exceeded our original FG Xpress growth goal by 57%, and are projected to continue to be on track to exceed $14 million in revenues by December 2013.  We anticipate that we will reach this sales goal if we maintain current sales numbers.

Through our exclusive FrequenSea™ product and ForeverGreen Compensation Plan earnings and commissions, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability to promote our residual income opportunities.  We also intend to provide weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers.  As our international markets mature, additional ForeverGreen products may also be introduced in each international market.  We will seek relations with key vendors to continue developing cutting edge products that are exclusive to our Members.

The Company has simplified its message and products under the philosophy of Restoration Biology, branded as “RESTORATION90.” Management believes this will allow the consumer to find the product that will be best suited for their individual needs and promote customer loyalty.

Our major challenge for the next twelve months will be to respond to the economic conditions and properly manage our systems and logistics centers around the world to support the demand for our products and the business opportunity.  Included in this challenge is the need to continue to create a high quality customer service experience and increase Member satisfaction.  Overcoming economic down turns will require skilled personnel, and manufacturing and shipping facilities.  Management intends to modify our operating activities, especially production and order fulfillment, for the current economic environment as well as prepare the Company for the upturn of demand as people continue to look for other income opportunities and choose ForeverGreen as the Company they can align with for their future.

We are expanding our markets and exclusive products and we anticipate the need to expand our international logistics centers.  To set up more international logistics centers will require us to have more inventory and also the additional funds to operate.  The rewards from this expansion include increased sales and diversified market incomes.

With our strong second quarter and continued increasing sales in July, which traditionally is one of our slower sales months of the year, we feel confident that we are still on track to reach our sales goal for 2013 of $16,000,000 to $18,000,000 in revenues.

Liquidity and Capital Resources

At June 30, 2013 we had cash and cash equivalents of $224,051 compared to $ 89,253 at December 31, 2012, with a working capital deficit of $5,104,518 and $4,948,132, respectively.  We recognized revenues of $6,702,089 for the six month period ended June 30, 2013 (“2013 six month period”) and recorded a net loss of $216,839 compared to $6,721,254 in revenues and a net loss of $165,663 for the six month period ended June 30, 2012 (“2012 six month period”).  Cash provided by operations of $160,038 resulted primarily from the increase in accounts receivable with our third party distributor center in Korea, a net decrease in inventory due only keeping our better selling products in stock, and a decrease in our prepaid expenses. Cash provided by financing activities of $13,246 was the result of the decrease in bank overdraft due to a better cash position for the quarter, and proceeds from convertible notes payable of $61,760.

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

Commitments and Contingent Liabilities

Our total liabilities at June 30, 2013 were $6,116,918 compared to $5,908,282 at December 31, 2012.  The increase is largely due to an increase of accounts payable of $77,490, and increase in accrued expenses of $62,577, a decrease in bank overdraft of $46,465, an increase in deferred revenue of $52,783, and an increase in the banking line of credit of $2,951.

On December 3, 2012 the Company secured a $200,000 line of credit from Capital Communications, Inc., a third party. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 10% per annum and the principle amount of all draws and outstanding interest is due and payable on or before June 30, 2013.  The note has a conversion feature that provides the creditor with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.08 per share. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to 2,500,000 restricted shares held in escrow. During the six month period ending June 30, 2013 the Company entered into promissory note agreements totaling $74,945 under the terms of the line of credit to fund operations. In connection with these promissory notes, the Company received cash of $61,760 and expenses paid for on the Company’s behalf of $9,445.

At March 31, 2013 the Company was in default for an aggregate of $1,253,476 in notes payable and convertible notes payable.  At June 30, 2013 the Company has renegotiated the notes and they are no longer in default.

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the six month period ended June 30, 2013 and the year ended December 31, 2012.  The consolidated balance sheets include ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Six month period ended June 30, 2013	Year ended Dec. 31, 2012
	(Unaudited)
Cash and cash equivalents	$224,051	$89,253
Total current assets	994,480	942,149
Total assets	1,473,994	1,488,234
Total current liabilities	6,098,998	5,890,281
Long-term debt	17,920	18,001
Total liabilities	6,116,918	5,908,282
Accumulated deficit	(35,580,533)	(35,363,694)
Total stockholders’ equity	$(4,642,924)	$(4,420,048)

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the six month periods ended June 30, 2013 and 2012.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATIONS	Three month period ended June 30,		Six month period ended June 30,
	2013	2012	2013	2012
Revenues, net	$4,007,611	$3,120,897	$6,702,976	$6,721,254
Cost of sales	2,638,499	2,041,704	4,555,482	4,698,041
Gross profit	1,369,112	1,079,193	2,146,607	2,023,213
Total operating expenses	1,276,459	1,057,804	2,149,646	2,063,737
Net income (loss) from continuing operations	92,653	21,389	(3,039)	(40,524)
Total other income (expense)	(98,036)	(60,161)	(213,800)	(125,139)

SUMMARY OF OPERATIONS (continued)	Three month period ended June 30,		Six month period ended June 30,
	2013	2012	2013	2012
Net earnings (loss)	$5,383	$(38,772)	$(216,839)	$(165,663)
Net earnings (loss) per share (basic)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Our source of revenue is from the sale of various foods, other natural products, distributor sign up kits and freight and handling.  Sales are net of returns, which have historically averaged 1.6% of sales; however, for the 2013 six month period returns were .569%, down significantly from .941% in the 2012 comparable period. Revenues for the 2013 six month period decreased .286% ($19,165) compared to the same period in 2012. This was largely due to the introduction of FG Xpress. Even though sales are growing rapidly for this product, it interrupted the focus and sales of the Company’s existing products.  The FG Xpress sales did not grow fast enough during the first quarter to make up the difference lost in sales of ForeverGreen’s original products.  During the second quarter revenues increased 22.126% ($886,714) compared to the same period in 2012.  This is due to the increased sales of FG Xpress product.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 67.97% of revenues for the 2013 six month period.  This is an improvement compared to cost of sales of 69.90% of revenues for the 2012 six month period, which is a decrease of $142,559 for the six month period over the same time period in 2012.  The decrease in the 2013 six month period was mostly attributable to decreasing our product costs and shipping costs.  During the second quarter cost of sales was approximately 65.84% of revenues compared to 65.42% the same period in 2012. This slight percentage increase is attributable to the increased sales to our Korean third party as their margin is not as high as our traditional sales. The increase of expense of the cost of sales of $596,795 over the same period in 2012 is in line with the increase in sales for the same period.

Total operating expenses increased in the 2013 six month period by $85,908 compared to the 2012 six month period. Salaries and wages have increased by $218,980 for the 2013 six month period over the 2012 six month period. Professional fees increased by $54,235.  These increases are a direct cause of management investing in our IT and sales departments to better serve our distributors and increase sales. General and administrative expenses decreased by $152,780 for the 2013 six month period as compared to the 2012 six month period.  The decrease is due to management working to keep expenses in line with revenues.  For the 2013 second quarter operating expenses increased by $110,381 over the 2012 same period.  Salaries and wages increased by $255,685 over the same period in 2012.  Professional fees increased by $73,349 compared to the same period in 2012.  All of increases are a direct result of management investing in our IT and sales departments to better serve our distributors and sales.

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

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2012 and determined no adjustment to long-lived assets was needed. No impairment was recorded during the six month period ended June 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective.  In May 2013 the Company determined that we needed to restate our audited financial statements for the year ended December 31, 2012 because we had understated revenue for the fiscal year 2012.  We filed an amended Form 10-K for the year ended December 31, 2012 in July 2013.  Management has instigated new internal controls to improve our timely disclosures.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC. ForeverGreen Worldwide received service of the complaint on July 29, 2012. The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California. Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties. The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2,500 per day for each violation alleged. The Company has engaged legal counsel to vigorously defend against these allegations. The parties have reached a tentative settlement.  A settlement conference is scheduled for September 2013, at which time the Judge will either accept or reject the settlement offer.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer and Principal Financial Officer	Date: August 12, 2013