Form 10-Q
period 2013-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2013-11-13
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 8, 2013 was 16,352,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors

17

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

17

Item 6.  Exhibits

18

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2013 and 2012 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,075	$89,253
Accounts Receivable	989,801	273,366
Prepaid expenses	182,548	47,364
Inventory	695,946	532,166
Total Current Assets	2,068,370	942,149

PROPERTY AND EQUIPMENT, net	253,840	85,139

OTHER ASSETS
Deposits and other assets	75,792	68,393
Trademarks, net	44,903	50,193
Customer base, net	278,168	342,360
Total Other Assets	398,863	460,946
TOTAL ASSETS	$2,721,073	$1,488,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$91,959	$49,875
Accounts payable	822,257	874,659
Accrued expenses	3,341,309	2,507,885
Deferred revenue	207,897	113,085
Due to related parties	34,407	54,494
Banking line of credit	--	97,039
Current portion of long-term debt	2,175	2,096
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Convertible notes payable, unrelated parties net discount ($18,254 and $9,805, respectively)	858,464	1,023,670
Total Current Liabilities	6,525,946	5,890,281

LONG-TERM DEBT
Notes payable	17,920	18,001
Total Long-Term Debt	17,920	18,001
TOTAL LIABILITIES	6,543,866	5,908,282

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares;16,352,141 and 15,212,141 shares respectively issued and outstanding	16,352	15,212
Additional paid-in capital	31,445,090	30,973,230
Other comprehensive income (loss)	(30,632)	(44,796)
Accumulated deficit	(35,253,603)	(35,363,694)
Total Stockholders' Deficit	(3,822,793)	(4,420,048)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,721,073	$1,488,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES, net	$4,793,782	$3,060,736	$11,495,871	$9,781,990
COST OF SALES, net	3,266,623	2,086,174	7,822,105	6,784,215
GROSS PROFIT	1,527,159	974,562	3,673,766	2,997,775

OPERATING EXPENSES
Salaries and wages	747,595	548,280	2,069,502	1,651,207
Professional fees	187,729	116,224	502,943	377,203
General and administrative	290,216	347,299	802,741	1,047,130
Total Operating Expenses	1,225,540	1,011,803	3,375,186	3,075,540

NET OPERATING INCOME (LOSS)	301,619	(37,241)	298,580	(77,765)

OTHER EXPENSE
Gain on conversion of
convertible notes payable	226,230	--	226,230	--
Interest expense	(195,656)	(70,344)	(405,030)	(195,537)
Other Income (Expense)	(5,264)	--	(9,690)	54
Total Other Expense	25,310	(70,344)	(188,490)	(195,483)

Loss from continuing operations before income tax provision	326,929	(107,585)	110,090	(273,248)

Income Tax Benefit	--	--	--	--

NET INCOME (LOSS)	$326,929	$(107,585)	$110,090	$(273,248)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.02	$(0.01)	$0.01	$(0.02)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,549,967	14,892,141	15,325,987	14,892,141

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	16,729,794	14,892,141	16,504,514	14,892,141

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended September 30, 2013 and 2012 are as follows:
Net Income	$326,929	$(107,585)	$110,090	$(273,248)
Other Comprehensive Income (Loss)	29,888	(31,984)	14,164	20,487
Comprehensive Income (Loss)	$356,817	$(139,569)	$124,254	$(252,761)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$110,090	$(273,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107,713	131,570
Debt discount amortization	56,551	--
Expenses paid on behalf of the company	13,240
Gain on conversion of debt	(226,230)
Changes in operating assets and liabilities:
Accounts receivable	(717,119)	(44,767)
Prepaid expenses	(79,872)	(10,384)
Inventory	(164,216)	274,887
Deposits	(7,431)	(138)
Accounts payable-related parties	(21,636)	--
Accounts payable	(43,215)	(89,247)
Accrued expenses	921,953	--
Deferred revenue	94,812	--
Net Cash Provided by (Used in) Operating Activities	44,640	(11,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	(1,114)	2,121
Purchases of property and equipment	(207,410)	--
Net Cash Provided by (Used in) Investing Activities	(208,524)	2,121

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	42,085	(11,647)
Net proceeds (payments) from revolving bank line of credit	(97,039)	(46,918)
Payments on notes payable	--	(2,245)
Payments on notes payable - related parties	--	(145,113)
Proceeds from notes payable - related parties	--	100,000
Proceeds from sale of common stock	300,000	--
Proceeds from convertible note payable	111,760	--
Net Cash Provided by (Used in) Financing Activities	356,806	(105,923)

Effect of Foreign Currency on Cash	(82,100)	16,245

NET INCREASE (DECREASE) IN CASH	110,822	(98,884)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,253	223,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200,075	$124,215

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,716	$5,072
Cash paid for income taxes	$--	$--
SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes	$65,000	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has an accumulated net loss totaling $35,253,603. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Principles of Consolidation

The consolidated balance sheets and statement of operations at September 30, 2013 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Earnings and Loss Per Share

For the current year basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. For the prior year the basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our potentially dilutive shares, which include outstanding convertible debentures, have not been included in the computation of diluted net loss per share for 2012, as the results would be anti-dilutive.  For 2013 these dilutive potential shares were included in the computation of diluted earnings per share. Accordingly there were 1,178,832 such potentially dilutive shares included as of September 30, 2013 and 6,353,275 such potentially dilutive shares excluded in 2012.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On September 30, 2013 and December 31, 2012 an allowance for obsolete inventory has been recorded in the amount of $5,660 and $45,660, respectively.

Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. In South America the accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name.  In Korea the accounts receivable are for products sold to a third party. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at September 30, 2013 and December 31, 2012, accordingly.

Distributors are required to pay for products prior to shipment. Distributors typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from distributors that are not distribution centers and any balances carried would be minimal.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s analysis did not indicate any impairment of assets as of September 30, 2013 and 2012.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from intangible assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the periods ended September 30, 2013 and 2012.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – NOTES PAYABLE

Long-term notes payable

Long term liabilities are detailed in the following schedules as of September 30, 2013 and December 2012:

	Sept. 30, 2013	Dec. 31, 2012
Note payable to financial institution bearing interest at 7%, principle and interest due monthly, matures August, 2019, secured by equipment	$20,095	$20,097
Less current portion of notes payable	(2,175)	(2,096)
Net Long-Term Liabilities	$17,920	$18,001

Current notes payable

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	12/31/2015
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party	.15	10/7/2010	10%	12/31/2015
$ 200,000	Convertible, Related party	.20	1/19/2011	10%	12/31/2015
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	10%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	12/31/2015
$200,000	Convertible, Non-related	.08	12/28/2012 see below for details	10%	12/31/2013

On December 28, 2012 the Company entered into a line of credit promissory note agreement for a maximum line of $200,000.  The note included an interest rate of 10% and a stock conversion price of $.08. Below are the details of the draws against that line of credit.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – NOTES PAYABLE – continued

On December 28, 2012 the Company entered into a promissory note agreement of $25,000, under the terms of the $200,000 line of credit to fund its operations. The Company recognized a beneficial conversion feature discount of $12,500 of which $12,305 and $195 have been recognized as interest expense during the periods ending September 30, 2013 and December 31, 2012, respectively.

On January 11, 2013, the Company entered into a convertible promissory note agreement of $25,000, under the terms of the $200,000 line of credit to fund its operations.  The Company recognized a beneficial conversion feature discount of $12,500 of which $12,500 has been recognized as interest expense during the period ending September 30, 2013.

On February 19, 2013, the Company entered into a convertible promissory note agreement of $28,740, under the terms of the $200,000 line of credit in exchange for expenses of $3,740 paid on behalf of the Company and cash of $25,000. The Company recognized a beneficial conversion feature discount of $12,500 of which $12,500 has been recognized as interest expense during the period ending September 30, 2013.

On April 18, 2013, the Company entered into a convertible promissory note agreement of $21,205, under the terms of the $200,000 line of credit in exchange for expenses of $9,445 paid on behalf of the Company and cash of $11,760. The Company recognized a beneficial conversion feature discount of $12,500 of which $12,500 has been recognized as interest expense during the period ending September 30, 2013.

On August 27, 2013 the Company entered into a convertible promissory note agreement of $50,000 under the terms of the $200,000 line of credit in exchange for cash of $50,000. The Company recognized a beneficial conversion feature discount of $25,000 of which $6,746 has been recognized as interest expense during the period ending September 30, 2013.

On May 26, 2011, the Company entered into a convertible promissory note for $281,758 with a conversion price of $.20 per share.  On September 9, 2013 the creditor converted the principle note of $281,758 and accrued interest of $52,472 totaling $334,230 for 540,000 shares of common stock at a share price of $.62 per share. Because the note holder agreed to the increased conversion price, the Company realized a gain of $226,230 on the conversion.

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

Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties. The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2,500 per day for each violation alleged. The Company has engaged legal counsel to vigorously defend against these allegations. The parties have reached a tentative settlement.  A settlement conference is scheduled for November 2013, at which time the Judge will either accept or reject the settlement offer.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – INVENTORY

Inventories for September 30, 2013 and December 2012 were classified as follows:

	September 30, 2013	December 31, 2012
Raw Materials	$212,969	$100,788
Finished Goods	488,637	477,038
Total Inventory	701,606	577,826
Less Reserve for Obsolete Inventory	(5,660)	(45,660)
Total Inventory (net of reserve)	$695,946	$532,166

NOTE 7 – RELATED PARTY TRANSACTIONS

Company officers have paid for expenses on behalf of the Company from time to time, which amounts are non-interest bearing and are due on demand. These amounts are recorded as due to related parties amounting to $34,407 and $54,494 at September 30, 2013 and December 31, 2012, respectively.

NOTE 8 – FIXED ASSETS

On August 1, 2013 the Company began the Application Development Stage of a new POS software system. Through the third quarter of 2013 the Company has capitalized $184,867 of the software project.

NOTE 9 – ISSUANCE OF COMMON STOCK

On August 30, 2013 the Company agreed to issue 600,000 shares of common stock at .50 per share in exchange for $300,000 cash with an unrelated third party.

On May 26, 2011, the Company entered into a convertible promissory note for $281,758 with a conversion price of $.20 per share.  On September 9, 2013 the creditor converted the principle note of $281,758 and accrued interest of $52,472 totaling $334,230 for 540,000 shares of common stock at a share price of $.62 per share.

NOTE 10 – SUBSEQUENT EVENTS

On October 4, 2013 the Company entered into a convertible promissory note agreement of $50,000, under the terms of the $200,000 line of credit in exchange for expenses of $6,189 paid on behalf of the Company and cash of $43,811. The Company will record a beneficial conversion feature discount of $25,000, which will be amortized over the life of the note.

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

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customer’s life-enhancing products.  With our new FGXpress brand test launched in November 2012, we were able to reach out to Members around the world through our e-commerce business model.  Since the pre-launch in January 2013, we have exceeded our original FGXpress growth goal by 27%, and are projected to continue to be on track to exceed $16 million in total revenues by December 2013.  We anticipate that we will reach this sales goal if we maintain current sales numbers.

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

Liquidity and Capital Resources

At September 30, 2013 we had cash and cash equivalents of $200,075 compared to $89,253 at December 31, 2012, with a working capital deficit of $4,457,576 and $4,948,132, respectively.  We recognized revenues of $11,495,871 for the nine month period ended September 30, 2013 (“2013 nine month period”) and recorded net operating income of $298,580 compared to $9,781,990 in revenues and a net loss of $77,765 for the nine month period ended September 30, 2012 (“2012 nine month period”).

For the nine month period ending September 30, 2013 cash used in operations of $44,640 resulted primarily from the increase in accounts receivable with our third party distribution center in Korea, a net decrease in inventory due to only keeping our better selling products in stock and an increase in our prepaid expenses. Cash used in investing of $208,524 resulted from the investment in a new POS software and other fixed assets to more efficiently assist our distributors. Cash provided by financing activities of $356,806 was the result of a gain on the conversion of a promissory note to common stock, paying off the banking line of credit, and payments on a note payable to a related party.

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

Commitments and Contingent Liabilities

Our total liabilities at September 30, 2013 were $6,543,866 compared to $5,908,282 at December 31, 2012.  The increase is due to an increase in accrued expenses, primarily commissions payable with an increase of $596,000. This large increase is due to a sales promotion ran during the third quarter ended September 30, 2013 (“2013 third quarter”) where if a distributor bought extra product their commission for that product would be paid over a 5 month period instead of the normal following month. The increase in total liabilities is also due to an increase in sales, VAT, and GST tax payable of $62,000 due to increase revenues, a decrease in the banking line of credit of $97,000 due to paying off the line, an increase in deferred revenue of $94,000 due to increased revenues, a decrease in accounts payable of $52,000 due to paying our vendors in a timely manner, an increase in bank overdraft of $42,000 due to revenue increase.

On December 3, 2012 the Company secured a $200,000 line of credit from Capital Communications, Inc., a third party. Under the terms and conditions of the line of credit the Company can draw against the line as needed to fund operations. The line has a fixed interest rate of 10% per annum.  The note has a conversion feature that provides the creditor with the option to convert any outstanding balance of the note to the Company's restricted common shares at $0.08 per share. The line of credit is secured by the Company's assets including, but not limited to, business furniture, fixtures equipment and up to 2,500,000 restricted shares held in escrow. During the nine month period ending September 30, 2013 the Company drew funds from this LOC totaling $125,000 under the terms of the line of credit to fund operations. In connection with these promissory notes, the Company received cash of $111,760 and expenses paid for on the Company’s behalf of $13,240.

At March 31, 2013 the Company was in default for an aggregate of $1,253,476 in notes payable and convertible notes payable.  At June 30, 2013 the Company has renegotiated the notes and they are no longer in default.

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the nine month period ended September 30, 2013 and the year ended December 31, 2012.  The consolidated balance sheets include ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Nine month period ended Sept. 30, 2013	Year ended Dec. 31, 2012
	(Unaudited)
Cash and cash equivalents	$200,075	$89,253
Total current assets	2,068,370	942,149
Total assets	2,721,073	1,488,234
Total current liabilities	6,525,946	5,890,281
Long-term debt	17,920	18,001
Total liabilities	6,543,866	5,908,282
Accumulated deficit	(35,253,603)	(35,363,694)
Total stockholders’ equity	$(3,822,793)	$(4,420,048)

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the nine month periods ended September 30, 2013 and 2012.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATIONS	Three month period ended September 30,		Nine month period ended September 30,
	2013	2012	2013	2012
Revenues, net	$4,793,782	$3,060,736	$11,495,871	$9,781,990
Cost of sales	3,266,623	2,086,174	7,822,105	6,784,215
Gross profit	$1,527,159	$974,562	$3,673,766	$2,997,775
Total operating expenses	1,225,540	1,011,803	3,375,186	3,075,540
Net income (loss) from continuing operations	301,619	(37,241)	298,580	(77,765)
Total other income (expense)	25,310	(70,344)	(188,490)	(195,483)
Net earnings (loss)	$326,929	$(107,585)	$110,090	$(273,248)
Net earnings (loss) per share both
(basic) and diluted	$0.02	$(0.01)	$0.01	$(0.02)

Our source of revenue is from the sale of various foods, other natural products, distributor sign up kits and freight and handling.  Sales are net of returns, which have historically averaged 1.6% of sales; however, for the 2013 nine month period returns were .41%, down from .52% in the 2012 comparable period. Revenues for the 2013 nine month period increased by 17.52% ($1,713,881) compared to the same period in 2012. This was largely due to the introduction of FG Xpress.  During the 2013 third quarter revenues increased by 56.62% ($1,733,046) compared to the quarter ended September 30, 2012 (“2012 third quarter”).  This is due to the increased sales of FG Xpress product.

Cost of sales consists primarily of sales commissions paid to our distributors, the cost of procuring and packaging products, and the cost of shipping product to Members, plus credit card sales processing fees.  Cost of sales was approximately 68.04 % of revenues for the 2013 nine month period.  This is an improvement compared to cost of sales of 69.35 % of revenues for the 2012 nine month period, which is an increase of $1,037,890 for the nine month period over the same time period in 2012.  The percentage decrease in the 2013 nine month period was mostly attributable to decreasing our product costs and shipping costs.  During the 2013 third quarter cost of sales was approximately 68.14 % of revenues compared to 68.16 % the same quarter in 2012. This slight percentage decrease is again attributable to decreased product and shipping costs. The increase of expense of the cost of sales of $1,180,449 over the same period in 2012 is in line with the increase in sales for the same period.

Total operating expenses increased in the 2013 nine month period by $299,647 compared to the 2012 nine month period.  Salaries and wages have increased by $418,295 for the 2013 nine month period over the 2012 nine month period. Professional fees increased by $125,740.  These increases are a direct cause of management investing in our IT and sales departments to better serve our distributors and increase sales. General and administrative expenses decreased by $244,389 for the 2013 nine month period as compared to the 2012 nine month period.  The decrease is due to management working to keep expenses in line with revenues.  For the 2013 third quarter operating expenses increased by $213,737 over the 2012 same period.  Salaries and wages increased by $199,315 over the same period in 2012.  Professional fees increased by $71,505 for the 2013 third quarter compared to the 2012 third quarter.  All of increases are a direct result of management investing in our IT and sales departments to better serve our distributors and sales.

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

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2012 and determined no adjustment to long-lived assets was needed. No impairment was recorded during the nine month period ended September 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  On September 16, 2013 the Company hired a new Chief Financial Officer.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective.  In May 2013 the Company determined that we needed to restate our audited financial statements for the year ended December 31, 2012 because we had understated revenue for the fiscal year 2012.  In July 2013 we filed an amended Form 10-K for the year ended December 31, 2012.  Management has instigated new internal controls to improve our timely disclosures.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC. ForeverGreen Worldwide received service of the complaint on July 29, 2012. The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California. Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties. The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2,500 per day for each violation alleged. The Company has engaged legal counsel to vigorously defend against these allegations. The parties have reached a tentative settlement.  A settlement conference is scheduled for November 2013, at which time the Judge will either accept or reject the settlement offer.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2013 the Company issued 60,000 shares to Empire Fund Managers in consideration for $300,000.  On September 9, 2013 the Company issued 540,000 to Liberty Partners in consideration for conversion of a convertible promissory note and accrued interest totaling $334,230. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: November 13, 2013
By: /s/ Jack B. Eldridge Chief Financial Officer	Date: November 13, 2013

18