Form 10-K
period 2013-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2014-03-28
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the 6,519,334 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.25) on the last business day of its most recently completed second fiscal quarter (June 28, 2013) was $1,629,834.

The number of shares outstanding of the registrant’s common stock as of March 21, 2014 was 20,552,141.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

4

Item 1A.  Risk Factors

15

Item 2.  Properties

16

Item 3.  Legal Proceedings

17

Item 4.  Mine Safety Disclosure

17

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

17

Item 6.  Selected Financial Data

19

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         19

Item 8.  Financial Statements and Supplementary Data

23

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

40

Item 9A.  Controls and Procedures

40

Item 9B.  Other Information

41

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

41

Item 11.  Executive Compensation

43

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

43

Item 13.  Certain Relationships and Related Transactions, and Director Independence

44

Item 14.  Principal Accounting Fees and Services

45

PART IV

Item 15.  Exhibits, Financial Statement Schedules

45

Signatures

47

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

Our Business

ForeverGreen Worldwide is a holding company that operates through its wholly owned subsidiary, ForeverGreen International, LLC (named alternately in this document as “the Company” or “FGI”). The Company develops, manufactures and distributes an expansive line of all natural whole foods and related wellness and personal care products to North America, Australia, Europe, Asia and South America, including our new global offering, PowerStrips™. We have two key lines of business with separate but complementary focus areas.

FGXpress specializes in the exclusive production and marketing of PowerStrips, a proprietary topical pain relief product that is listed with the U.S. Food and Drug Administration as a Class I Medical Device. These patented topical adhesive strips are small, light, flat and inexpensive to ship in a greeting-card sized envelope, making the product available to customers all around the world. Because of this unique product positioning and configuration, the Company has elected to operate FGXpress as a division of FGI.

ForeverGreen specializes in the development, manufacturing and marketing of a comprehensive line of raw/whole foods, essential oils and healthy personal care products. Two key differentiators separate ForeverGreen from our competitors in the direct sales and traditional consumer spaces. One is our proprietary marine phytoplankton nutritional component which is sourced through exclusive strategic partnerships in both farming and processing.

The other is our patent-pending Aqueous Molecular Partitioning (AMP) technology which renders ingredients water-soluble without the use of chemicals or heat which may compromise the nutritional value or health benefits of many processed foods.

The FGXpress and ForeverGreen lines currently operate separately with distinct enrollment structures and compensation plans. While protecting the unique marketing advantages of the two lines, we are actively exploring the feasibility of cross-promotional strategies between them and a shared marketing structure that would offer significant benefits to our independent business owners while reinforcing the combined revenue potential of FGI.

While we relentlessly strive to improve our products, processes and profitability, what truly sets FGI apart is the value system that underlies every aspect of our operations. When ForeverGreen was founded in 2003, one of our earliest positioning statements was Health, Kindness, Opportunity. These three words summarize the balanced and interdependent values that guide every choice we make and every action we take as company. We value timelessness over trends. Our products and business practices are consciously crafted so that our employees and worldwide community members will think of ForeverGreen as a lasting career home, not a here-today, gone-tomorrow profit opportunity to be consumed and discarded.

Kindness is more than a catch phrase at ForeverGreen. Kindness is at the core of how we treat everyone who comes in contact with our company. Although we constantly aim for harmony and excellence, there are days when we disagree or make mistakes. When we discover a misalignment we deal with it directly, but in a respectful way that leaves our working relationships intact. We embrace the same growth and profit motives as any successful company, but we insist on using those profits to improve the world around us and touch as many lives as possible for the better. Every ForeverGreen Member and employee is encouraged to actively give back to their local communities through selfless acts of service. We model this expectation as a Company through corporate outreach initiatives such as KIVA.

The Company delivers products through a direct sales model known as network marketing or multilevel marketing. This form of direct selling provides entrepreneurial opportunities to individuals, often with significantly lower barriers to entry (such as education, technical experience and startup costs) than most other traditional small business ventures. Although the industry does not escape the controversies that arise in any business environment, it is important to note that this model has delivered many of the world’s most respected products and services for decades to a loyal and stable customer base. In keeping with our corporate philosophy, one of ForeverGreen’s fundamental objectives is to dignify the network marketing/direct sales profession through our conduct and the results we deliver.

The lean and agile direct sales model offers unique business advantages not available to old-paradigm wholesale or consumer product companies. Because our products are sold through a global community of independent business owners, ForeverGreen is not required to carry the overhead burden of a large direct-hire sales force or costly, high-risk inventory stockpiles. The resulting margin contributes to our bottom line performance and also enables us to offer our Members competitive commission incentives.

According to Direct Selling Association (DSA) estimates, U.S. direct retail sales increased by nearly 6% in 2012 from USD 29.87 billion to USD 31.63 billion. This increase accelerated a general upward trend that has been gaining momentum since 2009. The DSA estimates that by the end of 2012 nearly 16 million people were involved in direct selling in the United States. Although the industry technically experienced a small decline in participation over the past few years following a major surge after the 2008 financial crisis, this anomaly is offset by a significant and stable pattern of growth over the last ten years.

Estimates by the World Federation of Direct Selling Associations (WFDSA) and other industry observers indicate that worldwide direct selling volume increased in 2012 by over 5% to nearly USD $16 billion. Globally the WFDSA estimates that 89.6 million people are active in direct selling and the Asia/Pacific region accounts for roughly half of this group, paralleling the worldwide growth percentage. Other high growth regions include South America and Central and Eastern Europe and ForeverGreen is active in all of these areas, not only with a thriving

Member (independent member) base, but also with a steadily expanding international office and distribution footprint.

By design, ForeverGreen has remained strategically positioned in direct sales product categories that have seen consistent growth and deliver a higher share of sales revenue. Wellness and personal products continue to be among the most popular and profitable direct sales items. Growing public concern over food additives, GMO products and the proliferation of food-related health problems suggests that demand for our products will remain strong for the foreseeable future. In addition, person-to-person sales, as practiced by ForeverGreen independent representatives, accounts for nearly two thirds of industry-wide sales revenue in the U.S. and as much as 80% worldwide. The key industry indicators we monitor support our assertion that ForeverGreen is in the right space at the right time.

Competition

The market for products designed to enhance physical and mental performance is large and intensely competitive. Our primary competitors include other network marketing companies that manufacture and market herbal remedies, nutritional products and personal care products. We also compete with large traditional retail businesses that offer products in similar categories. To attract positive industry attention and hold sustainable market advantage, we emphasize differentiators such as our company culture, our exclusive access to unique ingredients, the quality and efficacy of our products and the reliability and convenience of our distribution system. We emphasize products that improve health through a diet of whole-food beverages and real, natural products rather than fractionated pills and supplements. We take pride in our commitment to offering clean, all natural, and/or organic products.

Other network marketing offerings compete with our FrequenSea™ product in the health beverage category. These competing products are based on a variety of fruit juices from around the world such as mangosteen, noni, acai and other fruit or plant ingredients. To our knowledge, our FrequenSea formulation is the first beverage or “juice product” to provide the benefits of marine phytoplankton in a proprietary whole-food tonic blend that includes ionic sea minerals, rose, ginger, aloe vera, frankincense, and other quality ingredients in a delicious base of cranberry, blueberry, and a twist of lime.

A number of our Smart Food products compete with “health bars” and nutritional supplements offered by many competitor companies as meal replacement products. Our essential oils and personal care products compete with companies that offer similar products, such as NuSkin, Neways and Young Living Essential Oils. In addition, herbal remedies, personal care, and nutritional products can be purchased in a wide variety of channels of distribution. While we believe that consumers appreciate the convenience of ordering products from home through a sales person they know and trust or through a catalog, the buying habits of many consumers indicate they may not wish to change their preference for purchasing products through traditional retail channels. We address this challenge directly in our marketing approach.

We also compete for Members (distributors) with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. Some of the dominant network marketing companies in our existing markets are Amway Corporation, Herbalife and NuSkin Enterprises, to name a few. We also compete with many smaller network marketing companies that also offer personal care products, health and nutrition products. We compete for new Members on the strength of our product line, leadership training, compensation plan, marketing focus, corporate values and management leadership strengths.

Products

ForeverGreen’s mission is to produce and deliver products that improve health through a diet of whole-foods and beverages and real, natural products as an alternative to fractionated, processed pills and supplements. We take pride in our commitment to offering all natural, clean, and/or organic products.

ForeverGreen Worldwide Corporation develops, manufactures and distributes an expansive line of all natural whole foods and products to North America, Australia, Europe, Asia and South America, including their new global offering, PowerStrips. We also offer Azul and FrequenSea™ whole-food beverages with industry exclusive marine phytoplankton, the Versativa line of hemp-based whole-food products, Immune Support, weight management products, Pulse-8 powdered L-arginine formula, TRUessence™ Essential Oils and Apothecary, 24Karat Chocolate®, and an entire catalog of meals, snacks, household cleaners and personal care products.

Our best-selling product is FrequenSea, a whole-food beverage consisting of a proprietary blend of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a base of blueberry, cranberry and lime juice concentrate. Many of FrequenSea’s ingredients are processed through a patent-pending process known as Aqueous Molecular Partitioning (AMP), which renders the ingredients water-soluble without using damaging chemicals or heat. FrequenSea is sold in single bottles, in individual single-serving packets or in four-bottle packs.

The marine phytoplankton in FrequenSea contains more than 200 different sea algae that are all processed through proprietary and patent-pending harvesting processes at a unique $30 million sea farm in the Pacific Northwest. A daily recommended amount of FrequenSea provides more than 66 vitamins and minerals and includes amino acids in a convenient bio-available form for easy ingestion and quick absorption. FrequenSea sales represent approximately 60 percent of ForeverGreen product sales.

Azul is a rich-in-antioxidant, delicious powdered blend of 24 raw whole food and super fruit ingredients and probiotics that are naturally dried and blended to preserve their natural integrity. ZMP 400 features zeolite, a volcanic mineral known for attracting and removing harmful metals, chemicals and toxins from the body, naturally activated in 400 milligrams of our exclusive, mineral-rich, marine phytoplankton. Introduced in 2009, Pulse-8 is a product designed to support heart health through a specific ratio of L-Arginine with marine phytoplankton.

Our whole food offerings consist of a variety of healthy, natural food products that are made onsite in our whole-food manufacturing facility. Versativa Pulse™ based with hemp seed, consists of 17 different nuts, seeds, fruits, grains and other whole foods. Pulse™ is offered in various flavors, either “loose” in bags or in snack bars, and may be used as a snack or a meal replacement. Pulse has natural unprocessed proteins, fibers, carbohydrates and other “AMPed” nutrients the body requires for optimal health. The newest addition to our whole-food snack line is a unique dehydrated kale chip product, which combines the crunchy goodness and nutrition of cashews and onions in a unique, healthy and satisfying alternative to regular potato chips.

Additionally, ForeverGreen offers our Members and customers a variety of pure, therapeutic-grade wild crafted essential oil singles and blends, sourced from all around the world. We believe there are many preventative and pleasurable ways to use essential oils topically, aromatically, as well as therapeutically in personal care products.

We believe the plant kingdom offers an abundance of our best medicines. Utilizing the patent-pending Aqueous Molecular Partitioning (AMP) process, which is exclusive to ForeverGreen, HYDRessence Plant Life Concentrates contain the nutrients of the entire plant in three effective, delicious, and highly concentrated liquid products that can be added to water or juice for an enhanced nutritious and pH-balancing experience.

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

With the introduction of 24 Karat Chocolate®, ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and processed without the fats, waxes and hormone-filled dairy milk common in many chocolate products. This naturally dark chocolate comes in individually wrapped Teasers, as well as in fondue chips with a chocolate melter for use at chocolate fondue parties. ForeverGreen’s 24 Karat Chocolate is also used as an ingredient in the weight management meal replacement products Thunder™ and FIXX, as well as in many of the whole-food bars offered in our Smart Food line. Thunder is a meal replacement drink powder formulated to provide 28% of the protein the body needs in an apple fiber base with natural sweeteners and antioxidants for a healthy yet delicious experience.

In an effort to simplify ForeverGreen’s product offerings, we have rebranded all of them under a Restoration Biology philosophy we call RESTORATION90. RESTORATION90 is based on the simple concept that the body doesn’t know its chronological age, but only acts its biological age. We are convinced that the body can work miracles and restore itself to a more youthful biological age when it is given the proper raw materials. FGI specializes in providing these high quality raw materials through a comprehensive line of innovative products. In November 2012, we streamlined our product offerings and retired items from our catalogue to strengthen our inventory positions. We strategically bring back certain popular items on a seasonal basis to help boost sales during normal cyclical fluctuations.

FGI remains committed to providing innovative, natural products to retain exclusivity for our Members and customers.  Our products take advantage of the latest in nutritional research and are designed to be easy to use and easy to sell. We believe that the efficacy of our products is measurable in their nutritional and health benefits.

We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers our exclusive products.  In November 2012, we launched a new brand called FGXpress featuring the PowerStrips product which allows us to broaden our global business reach to many more countries. PowerStrips combine a patented fusion of modern energy and ancient herbs. Everyone and every part of the body needs energy. PowerStrips, worn daily, bring energy to those parts of the body that need it. By increasing energy, one of the first benefits customers notice is a relief of pain. For this reason, PowerStrips are listed with the FDA as a Class I Medical Device that can be used for pain relief.

Product Guarantees

Our 100% customer satisfaction policy allows product returns for all our products that are resalable, subject to a restocking fee. This policy improves our customer and Member satisfaction and brings us in line with Direct Selling Association recommendations. Actual product returns have been less than 2% of sales for the past two fiscal years and was 1.3% in 2013. We also maintain an insurance policy for product liability claims of $1,000,000 USD per claim and $2,000,000 USD annual aggregate limit.

Sales and Marketing

We provide exclusive, innovative nutritional and whole-food products that are eaten or consumed to achieve healthy results within the body. While the nutritional supplement industry, consisting of individually standardized supplements, herbs and the like has been flat in recent years, ForeverGreen’s exclusive and proprietary products protected through trade secrets and our proprietary processes and ingredients have experienced significant growth. In addition, the functional foods and products we offer are experiencing favorable growth.

We offer our products online and each Member Kit purchased also includes a virtual online website, known as a Virtual Office, designed for Members, where they can manage, monitor, and operate their businesses 24 hours a day from any location with internet access. This site is password protected, exclusive to Members and provides access to Company news, product tracking, product information, and a library of Company documents geared to help them with their business, such as frequently asked questions and various forms and reference materials.

In addition, we offer a replicated website model to our Members allowing them to obtain an immediate online presence and personal URL for their business, which they can use as a place to direct potential new Members to learn about the Company and sign up as Members. Features on this website include Company information, video and flash presentations, prospect management and follow-up, online registration of new Members, online product ordering, online customer service and a “contact me” function that allows anyone visiting the site to contact the Member directly via email.

We rely on a network marketing system for the distribution of our products through our independent business owners (referred to as Members by ForeverGreen) and customers. Our revenue depends directly upon the sales efforts of our Members around the world. We distribute our products exclusively through independent Members who have contracted directly with us. Members are entitled to purchase products from us for personal use or for resale, depending on their market, and the sales by our Members have the potential to earn the Member commissions. Individuals who join as Members may enroll and sponsor other Members, and may further earn commissions from the resale of products. Our Compensation Plans for FGXpress and ForeverGreen provide many different ways to earn income for our Members, from FastStart earnings, to personal rebates on Member purchases, to downline commissions and leadership pools.

Distribution

Our main distribution center is located in Pleasant Grove, Utah near the main corporate office. We also have a fulfillment center in Auckland, New Zealand that improves our product delivery with cost savings and efficiencies for our Australian and New Zealand markets. In addition, we have ForeverGreen offices in Costa Rica, Colombia and Chile, Singapore, Japan and Mexico, but are using a third party in the Netherlands to service our Members in the European Union, and a third-party provider to distribute our products throughout Mexico. We buy raw materials from third-party suppliers, manufacture our whole-food products in-house and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, and more than 150 countries throughout the world.

Members and their customers pay for products prior to shipment, incurring minimal accounts receivable for us. Members and customers have access to place orders online through their ForeverGreen websites, by phone through a growing call center, or even by facsimile. Typically, Members and customers pay for their product orders by credit card. Less than 10% of our sales are paid for with cash.

Enrollment and Sponsorship

Enrollment and sponsorship activities are encouraged, but not required of our Members. Successful Members will both enroll and sponsor new Members. The sponsoring of new Members creates multiple levels in a network marketing structure. Individuals that a Member sponsors are referred to as “downline,” or “sponsored” Members. If downline Members also sponsor new Members, they create additional levels in the structure, but their downline Members remain in the same downline network as their original sponsoring Member.

Members assist their downline Members to successfully do the same. While we provide product and Company brochures, magazines, websites, DVDs and other sales and marketing materials, our greatest success and retention comes from Members who are accountable and responsible for educating and training new Members with respect to our products, the Company’s FGXpress and ForeverGreen Compensation Plans, and how to build and maintain a successful business.

Generally, Members who are new to network marketing invite friends, family members, and acquaintances to attend conference calls, review websites and marketing materials, or attend personal or company-sponsored meetings. Members with a history in direct sales are quick to invite their contacts within the industry to experience the difference that our company brings to the network marketing profession. Some people are attracted to become Members after experiencing our products and desiring to enjoy the wholesale pricing that Members receive.

Turnover is a typical aspect of the direct selling or network marketing industry. Our Members understand that to prevent a possible decline in their organization and sales volume, the enrollment, sponsoring and training of new Members is necessary to increase the overall Member force and motivate new and existing Members. We may experience seasonal decreases in Member sponsoring and product sales because of holidays and customary vacation periods. We cannot predict the timing or degree of these enrollment fluctuations because of the number of factors that impact the sponsoring of new Members. We cannot assure that the number, growth or productivity of our Members will be sustained at current levels or increase in the future.

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

Members must represent to potential Members that the receipt of commissions is based on sales volumes and substantial efforts. Products may be promoted by personal contact or by literature produced or approved by the company. In traditional retail environments, our products generally may not be sold, and the business opportunity may not be promoted.

We are not in a position to provide the same level of direction, motivation, and oversight to our Members as we would our own employees because the Members are independent contractors residing across the United States and in many other countries. We review alleged reports of Member misconduct or breach of contract to enforce contract compliance.  If we determine that a Member has violated any of the Member Policies or Procedures, we may elect to educate the Member regarding the contract terms or impose sanctions such as warnings, probation, suspension of privileges of Membership, withholding commissions until specified conditions are satisfied, termination of the member’s rights completely or other appropriate injunctive relief.  A Member may voluntarily terminate their Membership at any time.

Compensation Plan

With the new branding of FGXpress and PowerStrips launched in November 2012, we also introduced a companion compensation plan our Peoples Plan to support this business and reward people who purchase and build their FGXpress business. An FGXpress Member could begin their commissions earning by introducing people to their FGXpress business.  When their personally invited person makes the first purchase, the Member can earn a one-time 25% Fast Start Bonus.  We wanted to make sure everyone knew what to do to achieve success in this business, therefore we introduced the X-Tribe concept.  X-Tribe is an easy road map to success in the FGXpress business. Each person begins building their X-Tribe by enrolling 4 people into their business.  They then teach each person to do the same.  When a person has 4 personally enrolled members and with 1000 points in their X-Tribe group, they can earn $100 or $200 depending on their personal contribution. The X-Tribe is the way to keep the beginner engaged. We believe when everyone is following the same actions the result can be impressive.

FGXpress also promotes team building. When people work as a team, they can be rewarded for their team actions. The Company pays 8% or 12% of their small leg organization’s purchases weekly. On top of the Team Bonus, leaders also can receive rewards from helping and leading their team. The Company pays a Matching Bonus up to 100% and 4 levels to leaders who achieve various ranks. We also offer lucrative one-time cash bonuses to people who reach new ranks for the first time. These cash bonuses range from $500 to $25,000 depending on the level of their success.

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

Each company product carries a specified number of commissionable volume, or “points.” Commissions or bonuses are based on a Member’s personal qualification, organizational, and leg commission volumes. A Member receives commissions based on a percentage of the sales volume of their downline weekly and monthly. Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any point-of-sale taxes. As a Member’s retail business expands, and as they successfully sponsor other Members into the business, both of which expand their businesses, the Member receives more commissions from the expanded sales volume of the downline. A Member receives monthly commission bonuses by remaining in good standing with the Company and by generating a minimum of 50 points of Personal Volume (PV).

We believe the ForeverGreen People’s Plan reaches out to every segment of our society. An individual may join as a Member for the exclusive products offered by our Company or for the wholesale prices that are available to Members purchasing product. An individual may join ForeverGreen and begin earning commissions rapidly with minimal investment. A Member receives a discount on their personal purchases or the purchases of their customers if they follow the value based purchase of FrequenSea or Azul with a product categorized as A, B or C, or other value package product combinations. This provides incentive to discuss successful products and programs with others. As a Member assists other individuals join the Member’s organization, the new Members generate commission payments to the upline Member through their product purchases.

A Member can earn retail profits for the difference between sales price and the wholesale price of the product. A Member can earn a 20% Fast Start Bonus on a new enrollee’s first purchase. This feature works with the current month end and can earn 5%, 10% or 20% on that purchase and other first level or generational volume. Members earn first level 5% payout at the rank of Apprentice or earn 10% or 20% at the rank of Learning or higher on first generation monthly personal volume purchases via their membership.  At MVP rank there is a 2% Bonus pool and at higher ranks there is an 8% leadership pools.

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

The FGXpress Hybrid Compensation Plan brings together the best of unilevel and binary compensation plans. Making an important contribution to the network marketing profession, FGXpress has introduced the breakthrough X-Tribe concept. This plan is so simple that it can be explained on a napkin.  Each Personally Enrolled Member is part of two trees. The ENROLLMENT TREE addresses the unilevel features of the plan, with no limit to how many Members can be enrolled per level. The PLACEMENT TREE addresses the binary features of the plan. Each Member can only have two organizational legs, so everyone contributes building their two legs by placing their enrolments underneath.

The FGXpress compensation plan provides weekly payout. To be eligible to participate in the plan, receive bonuses, earn rank advancements and to keep your carry-over from week to week, it is necessary to have an “active order” for 100 QV (qualifying volume) or at least 50 QV at all times. With every product purchase, this volume (QV) is “active” for the current weekly pay period plus three more (four weekly periods total). Without an active order, qualification expires after the 4th weekly pay period, which begins on Tuesday at 12am MST and ends on Monday at 11:59pm MST.

As with any business, individual results may vary, and will be based on the Member’s personal capacity, business experience, expertise and level of desire. There are no guarantees concerning the level of success FGXpress Members may experience. The examples used in FGI training materials are exceptional results, which may not apply to an average Member, and are not intended to represent or guarantee that anyone will achieve the same or similar results.

There are several ways for Members to get paid under the FGXpress compensation plan. The X-Tribe Bonus rewards duplication. The Team Bonus rewards Members for helping the leg that needs it most through training, mentoring and various forms of business support. The FastStart Bonus rewards enrollment activity with a 25% payout on the product orders of Personally Enrolled Members (PEM) during their first 4 weeks in the business. There is no limit to how many PEMs Members can enroll. The Rank Advancement Bonus rewards leadership development as a leader. Achieve a new rank once and get the title. Achieve it twice and get the bonus. The Matching Bonus rewards activity that supports the business growth of Personally Enrolled Members. This floating bonus provides a total payout of 62% from regular orders, and 87% from FastStart orders to qualified Members without jeopardizing The Company. FGXpress has published a detailed Compensation Plan Manual and supporting collateral training materials to assist Members in building their commission and bonus income.

Trademarks, Patents and Intellectual Property

We have secured, or are in the process of securing, trademark protection in the United States and around the world in markets where we currently do business or where we have a future strategic interest.  As of December 31, 2013 the Company holds eight U.S. trademarks and no foreign trademarks.  As we continue to expand internationally, trademark protection is increasingly important for brand recognition and Member and consumer loyalty. It is standard Company practice to follow through with ongoing trademark registration in the United States and other countries where we are experiencing growth.

A number of our products utilize proprietary formulations and processes. Although ForeverGreen does not directly hold any patents at this time, a number of our key vendors have secured or applied for patents to maintain exclusivity for the ingredients or integrated products they supply to us. To protect our own intellectual property and proprietary processes that are material to the long term health and profitability of the Company, ForeverGreen makes it a disciplined business practice to manage trade secrets and various forms of confidentiality and non-disclosure agreements.

Our exclusive PowerStrips product is listed with the FDA as a Class I Medical Device. ForeverGreen exercises special vigilance in the area of compliance. For this reason we employ a full time compliance team that closely monitors all company and Member messaging and is empowered to edit or remove all non-compliant language pertaining to our products. This team reports directly to our corporate General Counsel and we have also engaged the consulting services of a former Attorney General of the State of Utah to assist with compliance enforcement.

Strategic Partnerships

Throughout 2013, we had the freedom to use any supplier to purchase raw materials. We used several different vendor sources since most of the raw materials were readily available in the marketplace. We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2013, we relied on two principal suppliers for our FrequenSea product. Marine Life Sciences provided the marine phytoplankton, and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea.

Although there are other providers in the world who claim to produce marine phytoplankton, our sourcing information indicates that the Marine Life Sciences product offers the best quality, the most ideal geographical location and the best harvesting and extraction methods. These factors contribute to the uniqueness and nutritional aasuperiority of the marine phytoplankton component in our products.

In 2007, Marine Life Sciences, LLC, a Nevada limited liability company (MLS), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms, Ltd. In 2008 ForeverGreen International entered into an exclusive worldwide marketing agreement with MLS. Under the agreement, ForeverGreen International agreed to purchase an annual quota of marine phytoplankton.

Due to economic conditions in 2008, ForeverGreen International was unable to meet the annual quota requirements for the exclusive rights of the agreement with MLS. Therefore, the quotas and market conditions are under review with MLS to ensure the long-term stability of this key vendor relationship. MLS continues to share research results and other product data with ForeverGreen International and both parties have agreed to protect any proprietary information related to the product. The parties have further agreed to indemnify one another for any claims arising out of any action taken or omission by the other.

Our essential oil products are formulated, processed and sourced with key vendors directly by ForeverGreen. We strive to hold full control over the manufacturing, control, quality, sourcing and label and marketing claims of the oils. Management believes our oil quality and customer satisfaction is greatly improved with the new ForeverGreen education system and delivery of quality essential oils.

We maintain in-house manufacturing capabilities for our whole foods and Versativa products. We retain the freedom to use any competitive suppliers to garner control over our product costs, quality and lead times for manufacturing and delivery. Our inventory control system ensures appropriate volumes of both raw materials and finished product based on the anticipated movement of each item in our catalog. Government Regulations

Government Regulation

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. To our knowledge, FGI’s method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale and direct selling activities in the United States, Mexico, Japan, Canada, Singapore, New Zealand, Australia, Germany, the Netherlands,  the United Kingdom, and other markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramids,” “money games,” “business opportunity” or “chain sales” schemes that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and “cooling-off” rights for consumers and Members, require us or our Members to register with a governmental agency impose various regulatory requirements on us.

The purpose of these laws and regulations is to ensure that Members are being compensated for sales of products and not for recruitment of new Members. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in foreign countries where we have not yet established a local office, our Members and customers purchase product through a not-for-resale program enabling them to receive product for personal consumption, but not retail the product to customers.

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

Employees

As of the date of this filing we have 69 full-time employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

We have a history of losses and may not remain profitable. We have recorded losses prior to 2013 and have recorded a net income for 2013. Our revenues from sales may not be sufficient to meet our working capital needs and/or to implement our business strategies. We may be required to rely on debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

Recent economic conditions have made it more difficult for some companies to raise capital and obtain financing. Our inability to raise additional capital or to obtain additional financing, if needed, would negatively affect our ability to implement our business strategies and meet our goals. This, in turn, would adversely affect our financial condition and results of operations.

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role or the existence of negative publicity surrounding a key personality may adversely affect our revenues. Direct-to-consumer products may be marketed with a key personality through our independent member channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality due to the discontinuance of a marketing program, or otherwise, or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect our results of operations. We buy our raw materials from a variety of suppliers. The loss of any of our principal suppliers or of a supplier that provides any hard-to-obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on one supplier for our phytoplankton and PowerStrips products and the loss of, or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of product supply could result in higher prices for these products During 2013, the U.S. experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. Although, we may be able to raise our prices in response to significant increases in the cost of raw materials or production and transportation costs of products, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues. Our officers and directors, together with their families and affiliates, beneficially owned approximately 35.6% of our outstanding shares of common stock as of March 21, 2014. As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions. Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

•

transactions resulting in a change in control

•

mergers and acquisitions

•

tender offers

•

election of directors

•

proxy contests

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

ITEM 2.  PROPERTIES

The Company has outgrown the buildings they have leased for the past 7 years. Both leases for the former office and warehouse buildings expired on August 31, 2013 and the Company has been on a month to month lease since that time.  On November 12, 2013 the Company signed a new 7 year lease for its warehouse now located in Pleasant Grove, Utah.  The lease rate for that building is $6,936 per month and is leasing 11,187 square feet. On March 1, 2014 the Company signed a 5 year lease with Big Stick Enterprises LLC for our office head-quarters now located in Lindon, Utah.  The lease rate for that building is $36,467 per month to lease 27,250 square feet. The Company has an office in Japan with a 1 year lease paying $1,279 per month. The Company has an office in Mexico with a 1 year lease paying $2,061 per month and an office in Colombia with a one year least paying $959 per month. The Chile office has a month to month lease paying $747 per month, and the Costa Rica office has a two year lease and is paying $1,908 per month. The Company has an office in Ecuador with a 1 year lease paying

$600, plus a one year warehouse lease paying $122.  All lease amounts above are in USD.

ITEM 3.  LEGAL PROCEEDINGS

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  ForeverGreen Worldwide received service of the complaint on July 29, 2012.  The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California.  Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties.  The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2,500 per day for each violation alleged. The Company and Environmental Research Center have reached a final settlement agreement.  The terms of the settlement are confidential.  The settlement was signed and completed by January 27, 2014.

On May 15, 2013 the Company settled a lawsuit with Sony Music Entertainment out of court.  The dispute was that the Company had mistakenly used a Michael Jackson song in one of its videos.  The song had been removed from the video before the Company was contacted by Sony. The terms of the settlement are confidential and the suit was settled and completed by December 31, 2013.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low trading prices of our common stock for each quarter of the 2012 and 2013 years as reported by the OTC Bulletin Board.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2013		2012
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	0.21 0.45 1.10 1.98	0.06 0.08 0.27 0.84	0.25 0.22 0.20 0.75	0.10 0.05 0.04 0.25

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

Holders

As of March 21, 2014, we had 142 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On August 30, 2013 the Company issued 600,000 shares of common stock to Empire Fund Managers in consideration for $300,000.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On September 9, 2013 the Company issued 540,000 shares of common stock to Liberty Partners, LLC in consideration for conversion of a convertible promissory note and accrued interest totaling $334,230. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On December 3, 2012 the Company issued 2,500,000 shares to Standard Registrar & Transfer Co.’s escrow as follows: 800,000 shares to Capital Communications, Inc., 900,000 shares to Compass Equity Partners, and 800,000 to Maestro Investments, to convert debt of $200,000.  On October 29, 2013 the Company accepted the conversion and issued the shares.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On January 29, 2014 the Company issued 1,000,000 shares of common stock to Brian T. McMullen for $700,000 cash and a note of $300,000 due to the Company.  The remaining 300,000 shares are being held by the Company as collateral for the note.   All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On January 31, 2014 the Company sold 1,000,000 shares of common stock to Ya-Ya Legacy Trust for $1,000,000 cash.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiary, ForeverGreen International, LLC.

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers our exclusive FrequenSea™ and PowerStrips™ products. We also intend to provide organic chocolates, weight management products, convenient whole foods for meals and snacks, personal care products and essential oils to our domestic Members and customers. In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

We introduced the FGXpress brand in November of 2012 featuring our exclusive PowerStrips offering. We have since seen the sales trend averaging 30% sales growth per month since the launch. With this global, seamless, “Not For Resale” program we were able to attract industry leaders from around the world to our international community of independent distributors (Members). We project substantial sales increases for the year of 2014.

Our major challenges for the next twelve months will be to respond to current economic conditions and to properly manage our systems and logistics centers around the world to support the demand for our products and business opportunity. Included in this challenge is the need to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

Overcoming periodic economic downturns will require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as people continue to look for alternative income opportunities. We are actively positioning ForeverGreen to be the company they can align with for the future as traditional employment options.

To keep pace with our market and product growth, we anticipate the need to expand our international logistics centers. The rewards of this strategy include increased sales performance and diversified market incomes. International expansion is very expensive and profitability in a given foreign country depends on key Members who can rapidly ramp up their business growth and volume in the target region.

Liquidity and Capital Resources

At December 31, 2013 we had cash and cash equivalents of $284,741, with a working capital deficit of $2,366,781. We recognized product revenues of $17,402,460 and royalty revenues of $354,928 and recorded comprehensive income of $121,299 for 2013 compared to product revenues of $12,414,934 and royalty revenues of $160,441 and comprehensive loss of $834,545 for 2012.  During 2013 we financed our operations with revenues, a third party loan of $255,571 and the sale of 600,000 shares of restricted common stock for $300,000 cash.  Based on these factors, our independent auditors have expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.

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

Commitments and Contingent Liabilities

Our total liabilities at December 31, 2013 were $6,301,037 compared to $5,909,051 at December 31, 2012.  The increase reflects a net increase of accrued expenses of $852,655 due to increased commissions payable resulting from higher revenues from our members at the end of 2013 compared to 2012.  Net deferred revenue increased by $292,756 again due to increased revenues at the end of 2013 compared to 2012. Accounts payable decreasing by $427,112 due to the Company have more cash available at the end of 2013 to pay it’s vendors in a timely manner. A net decrease in notes payable from non-related parties of $196,953. This decrease is broken down as one non-related party converting their convertible note payable of $281,758 and $61,412 of accrued interest to common stock, another non-related party converting their convertible note payable of $200,000 to common stock, and the addition of a non-related party loaning the Company $100,000. The Company also paid off related party payables of $54,494, paying down our line credit to a zero balance, and bank overdraft increasing by $25,050 all again due to the Company having excess cash due to increased revenues.

NuStar Manufacturing v. ForeverGreen International.  On October 11, 2013, NuStar manufacturing filed a complaint in the Fourth Judicial District Court of the state of Utah, claiming a debt owed of $44,322.  On February 6, 2014, the parties entered into a Settlement and Release of All Claims.  The final payment under the agreement will be paid on or before May 30, 2014, and the case will be dismissed at that time.

Swedger, LLC, a limited liability company owned by Dr. William Hennen, made a claim against ForeverGreen International for past Royalties.  ForeverGreen issued a royalty check to Swedger, LLC on February 6, 2014, wherein Swedger, LLC received full payment of all past royalties.

On March 17, 2014 the Company issued 1,000,000 shares of common stock for $1,000,000 cash to a non-related party. At the end of the negotiated agreement the non-related party paid $700,000 cash and issued a note of $300,000 payable to the Company.  The Company is holding 300,000 shares of stock as collateral against the note.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the years ended December 31, 2013 and 2012.  The consolidated balance sheets and statements of operations includes ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales

Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
SUMMARY OF BALANCE SHEET	2013	2012
Cash and cash equivalents	$ 284,741	$ 89,253
Total current assets	1,925,100	942,149
Total assets	2,699,519	1,488,234
Total current liabilities	4,291,881	5,891,050
Long-term debt	2,009,156	18,001
Total liabilities	6,301,037	5,909,051
Accumulated deficit	(35,247,620)	(35,364,463)
Total stockholders’ deficit	(3,601,518)	$ (4,420,817)

Our total assets increased to $2,699,519 at December 31, 2013 compared to $1,488,234 at December 31, 2012. The increase is primarily due to an increase in inventory, purchase of fixed assets, and cash and cash equivalents. Total liabilities increased to $6,301,037 at December 31, 2013 compared to $5,909,051 at December 31, 2012. This increase is due to an increase of accrued expenses of $852,655 resulting from an increase in commission payable (included in accrued expenses). Deferred revenue increasing by $292,756, accounts payable decreasing by $427,112, net decrease in convertible notes payable of $196,953 as these notes were converted to stock, paying off related party payables of $54,494, paying down our line of credit to a zero balance, and our bank overdraft decreasing by $25,050.  All of these changes were the result of the Company having increased revenues at December 31, 2013 compared to December 31, 2012, giving the Company excess cash to better manage the business.

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2013	2012
Revenues, net	$ 17,757,388	$ 12,575,375
Cost of sales	4,749,298	4,159,549
Gross profit	13,008,090	8,415,826
Total operating expenses	12,625,261	8,667,104
Net operating (loss)/income	382,829	(251,278)
Total other expense	(265,987)	(538,921)
Income tax provision	--	–
Net (loss)/income	116,843	(790,199)
Net loss per share (basic and diluted)	$ .01	$ (0.05)

We experienced a 41.2% increase in revenues in 2013 over 2012 resulting from a better than expected fourth quarter revenues. Our source of revenue is from the sale of various foods, other natural products, member sign ups and kits and freight and handling to deliver products to the members and customers.  We recognize revenue upon shipment of a sales order.

Gross profits increased due to increased revenues and reducing our two largest cost of sales expense product costs and shipping as we were able to optimize pricing with our key vendors.  Product costs also decreased because the majority of the Company’s sales were from FGX PowerStrips and the product and shipping costs for that product line are lower than our FGI product lines.

Cost of sales consists primarily of the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our members, plus credit card sales processing fees.  Cost of sales was approximately 26.7% of revenues for 2013 compared to 33.1 % of revenues for 2012.  The 2013 decrease is primarily due to decreasing our product and shipping costs.

Total operating expenses increased for 2013 compared to 2012 by $3,958,157. The majority of the increase is due increasing the percentage paid out to our members, the hiring of more employees, and the increase in business operations.

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

We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.  The amortization for 2013 and 2012 was $92,559 and $93,560, respectively.

We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The company did an annual analysis for the period ended December 31, 2013 and determined no adjustment to long-lived assets was needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

INDEX

Report of Independent Registered Public Accounting Firm

24

Consolidated Balance Sheets

25

Consolidated Statements of Operations and Comprehensive Income (Loss)

26

Consolidated Statements of Stockholders’ Deficit

27

Consolidated Statements of Cash Flows

28

Notes to the Consolidated Financial Statements

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ForeverGreen Worldwide Corporation

We have audited the accompanying consolidated balance sheet of ForeverGreen Worldwide Corporation (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ForeverGreen Worldwide Corporation as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company had accumulated losses of $35,247,620 and a working capital deficit of $2,366,781 at December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 26, 2014

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,741	$89,253
Accounts receivable, net	395,058	273,366
Prepaid expenses and other assets	173,957	47,364
Inventory	1,071,344	532,166
Total Current Assets	1,925,100	942,149

PROPERTY AND EQUIPMENT, net	461,124	85,139

OTHER ASSETS
Deposits and other assets	13,582	68,393
Trademarks, net of amortization	42,943	50,193
Customer base, net of amortization	256,770	342,360
Total Other Assets	313,295	460,946
TOTAL ASSETS	$2,699,519	$1,488,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$74,925	$49,875
Accounts payable	447,547	874,659
Accrued expenses	3,361,309	2,508,654
Deferred Revenue	405,841	113,085
Due to related parties	--	54,494
Banking line of credit	--	97,039
Current portion of long-term debt	2,259	2,096
Convertible notes payable, related parties	--	922,478
Notes payable, related parties	--	245,000
Convertible notes payable, unrelated parties	--	1,023,670
Total Current Liabilities	4,291,881	5,891,050

LONG-TERM DEBT
Convertible notes payable, related parties	922,478	--
Notes payable, related parties	245,000	--
Convertible notes payable, unrelated parties	826,717	--
Notes payable	14,961	18,001
Total Long-Term Debt	2,009,156	18,001
TOTAL LIABILITIES	6,301,037	5,909,051

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 18,852,141 and 15,212,141 shares
respectively issued and outstanding	18,852	15,212
Additional paid-in capital	31,667,590	30,973,230
Other comprehensive loss	(40,340)	(44,796)
Accumulated deficit	(35,247,620)	(35,364,463)
Total Stockholders' Deficit	(3,601,518)	(4,420,817)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,699,519	$1,488,234
The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	December 31, 2013	December 31, 2012

PRODUCT REVENUES, net	$17,466,415	$12,495,211
ROYALTY REVENUES, net	290,973	80,164
COST OF SALES, net	4,749,298	4,159,549

GROSS PROFIT	13,008,090	8,415,826

OPERATING EXPENSES
Sales and marketing	7,832,057	4,478,110
General and administrative	4,638,320	3,957,850
Depreciation and amortization	154,884	231,144
Total Operating Expenses	12,625,261	8,667,104

NET OPERATING INCOME (LOSS)	382,829	(251,278)

OTHER INCOME (EXPENSE)
Gain on debt converted for common stock	235,170	--
Gain on sale of assets	142,772	--
Loss on settlement of litigation	(77,500)	--
International expansion expenses	(93,043)	(3,340)
Loss on settlement of liabilities	--	(87,364)
Interest expense	(473,385)	(448,217)
Total Other Expense	(265,986)	(538,921)

Income (loss) before income tax provision	116,843	(790,199)
Income Tax Provision (Benefit)	--	--

NET INCOME (LOSS)	$116,843	$(790,199)

BASIC AND DILUTED (LOSS)/INCOME PER COMMON SHARE	$.01	$(0.05)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	15,584,634	14,935,857

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,684,609	14,935,857

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive (loss) for the fiscal years ended December 31, 2013 and 2012 is as follows:
Net Loss	$116,843	$(790,199)

Other Comprehensive Income (Loss)	4,456	(44,346)

Comprehensive Income (Loss)	$121,299	$(834,545)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and subsidiaries
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2013 and 2012

					Additional		Other	Stockholder’s
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance, December 31, 2011	--	$ --	14,892,141	$14,892	$ 30,934,109	$ (34,574,264)	$ (450)	(3,625,713)

Shares issued for services $.09 per share	--	--	320,000	320	29,121	--	--	29,441

Beneficial conversion on note payable	--	--	--	--	10,000	--	--	10,000

Foreign currency translation	--	--	--	--	--	--	(44,346)	(44,346)
Net loss for the period ended
December 31, 2012	--	--	--	--	--	(790,199)	--	(790,199)

Balance, December 31, 2012	--	$ --	15,212,141	$ 15,212	$ 30,973,230	$ (35,364,463)	$ (44,796)	$(4,420,817)

Shares issued for cash $0.50 per share			600,000	600	299,400			300,000

Non-related party conversion on note payable			3,040,000	3,040	304,960			308,000

Beneficial conversion feature on notes payable					90,000			90,000

Foreign currency translation							4,456	4,456

Net income for the period ended December 31, 2013						116,843		116,843
Balance, December 31, 2013	--	$ --	18,852,141	$ 18,852	$ 31,667,590	$ (35,247,620)	$ (40,340)	$(3,601,518)

The accompanying notes are an integral part of these consolidated financial statement

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$116,843	$(790,199)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	153,157	231,144
Debt discount amortization	99,805	--
Common stock issued for services rendered	--	29,441
(Gain) loss on settlement of liabilities	(235,170)	87,364
Expenses paid on behalf of the Company	19,429	11,000
Inventory impairment	--	257,314
Changes in operating assets and liabilities:
Accounts receivable	(122,864)	(168,622)
Prepaid expenses	(126,556)	98,000
Deposits and other assets	(45,212)	(3,800)
Inventory	(538,995)	357,521
Accounts payable	(405,288)	(367,499)
Accounts payable – related parties	(54,494)	(123,633)
Deferred revenue	292,756	113,085
Accrued expenses	973,864	260,024
Net Cash Provided by (Used in) Operating Activities	127,275	(8,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(1,119)	(5,485)
Purchases of property and equipment	(437,148)	(1,624)
Net Cash Used in Investing Activities	(438,267)	(7,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	25,050	(129,711)
Net proceeds from banking line of credit	(97,039)	(3,381)
Proceeds from notes payable	--	6,141
Payments on notes payable	(2,877)	(2,995)
Payments on notes payable - related parties	--	(100,000)
Proceeds from notes payable - related parties	--	100,000
Proceeds from convertible note payable	255,571	14,000
Proceeds from common stock issuance	300,001	--
Net Cash (Used in) Provided by Financing Activities	480,706	(115,946)

Effect of Foreign Currency on Cash	25,774	(1,931)

NET INCREASE (DECREASE) IN CASH	195,488	(133,846)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,253	223,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,741	$89,253

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$135,429	$11,092
Cash paid for income taxes	--	--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recording of the debt discount convertible note	$90,000	$10,000
Conversion of debt for equity	543,170	--
Write off of PP&E (fully depreciated)	58,756	--

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

On November 30, 1999, the Company acquired many of the assets, lease obligations and much of the product line of Brain Garden. The acquisition was recorded using the purchase method of a business combination. Intangible assets such as member down lines, customer lists and product name identifications were recorded in the acquisition in the amount of $43,294 and were amortized over 60 months. The Company paid $283,800 for the purchase of Brain Garden assets, and assumed leases in the amount of $14,500. The Company also assumed an operating lease for office space which expired during 1999.

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

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

a. Organization - continued

During the last quarter of 2007, the Company began operations in Mexico. In 2009 the Company introduced a program to make its products available to more international countries. This program is called “the NFR program” NFR means not for resale and supports customers in many countries to enjoy limited ForeverGreen products for personal use in these countries include Argentina, Austria, Barbados, Bolivia, Chile, China, Curacao Island, Colombia, Ecuador, Dominican Republic, Ghana, Greece,

Guam, Hungry, Indonesia, Ireland, Israel, Ivory Coast, Italy, Kenya, Korea, Malaysia, Morocco, Pakistan, Peru, Philippines, Poland, Portugal, Puerto Rico, South Africa, Spain, Sweden, Switzerland, Taiwan, and Trinidad.

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

The Company’s sources of revenue are from the sale of various food and other natural product sales and royalties earned. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances. The Company extends this return policy to its members for a 30 day period and the consumer has the same return policy in effect against the member. Returns are less than 2.5% of sales for both years presented. Revenues are reported net of returns. All conditions of ASC 605-10 are met and the revenue is recorded upon sale, with an estimated allowance for returns where material.

c. Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. The accounts receivable are made up of fees and royalties owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. In 2013 the Company recorded a $29,234 allowance for receivables in some of our foreign markets. No allowance had been recorded at December 31, 2012, accordingly.

Members are required to pay for products prior to shipment. Members typically pay for products by credit cards, wire transfer, e-wallet accounts, other payment cards, and cash. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.

d. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2013 and 2012 include the books of ForeverGreen Worldwide Corporation (Nevada) and it’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

e. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted net loss per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Our potentially dilutive shares, which include convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 0 and 15,411 such potentially dilutive shares excluded as of December 31, 2013 and 2012, and 1,099,975 and 0 were included as of December 31, 2013 and 2012, respectively.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2013 and 2012 is $62,325 and $66,005, respectively.

i. Long-Lived Assets

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company determined no impairment adjustment was needed based on the analysis for the years ended December 31, 2013 and 2012.

j. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On December 31, 2013 and 2012 there was an allowance for obsolete inventory in the amount of $5,660 and $45,660, respectively.

k. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2013 and 2012.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

o. Intangible Assets

Intangible assets consist of patent costs, trademark costs and the customer base. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis of the technology and future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the years ended December 31, 2013 and 2012.

p.   Deferred Revenue

The Company recognizes revenues upon the shipment of product. As of December 31, 2013, the Company had $405,841 of sales which were not shipped as of the period end and as such recorded deferred revenue of $405,841 compared to $113,085 for December 31, 2012.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated lives of the property and equipment. Depreciation expense was $62,325 and $66,005 for the years ended December 31, 2013 and 2012, respectively.

Property and equipment consists of the following at December 31, 2013 and 2012:

	2013	2012
Leasehold improvements	$ 57,846	$ 87,565
Office furniture & fixtures	179,478	191,123
Equipment	458,414	458,414
Vehicles	56,548	56,548
Computer equipment	653,520	516,749
Computer software	912,455	635,446
Total Fixed Assets	2,318,261	1,945,845
Accumulated depreciation	(1,857,137)	(1,860,706)
Property and equipment, net	$ 461,124	$ 85,139

NOTE 3 – ACCRUED EXPENSES

The Company recognizes revenues and expenses of those revenues upon the shipment of product. At year-end, inventory was depleted causing backorders.  The Company pays its monthly commission to our members on the 10th of the following month. Due to year-end sales being on back order, the commissions paid to members were classified as prepaid expenses instead member liabilities.

Accrued expenses consist of the following at December 31, 2013 and 2012:

	2013	2012
Accrued employee benefits	$ 115,172	$ 48,178
Accrued taxes	2,215,648	1,351,979
Other accrued liabilities	1,030,489	1,108,497
Total	$ 3,361,309	$ 2,508,654

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 4 – NOTES PAYABLE

Long term liabilities are detailed in the following schedules as of December 31, 2013 and 2012:

	2013	2012
Convertible notes payable, related parties	922,478	--
Notes payable, related parties	245,000	--
Notes payable, unrelated parties	826,717	--
Note payable to financial institution bearing interest
At 7%, principle and interest due monthly, matures
August, 2019, secured by equipment	$ 17,220	$ 20,097
Less current portion of Notes payable	(2,259)	(2,096)
Net Long-Term Liabilities	$ 2,009,156	$ 18,001

Future minimum principal payments on notes payable and are as follows at December 31, 2013:

2014	2,259
2015	2,435
2016	2,624
2017	2,827
Thereafter	7,075
Total	$ 17,220

2013 NOTES PAYABLE
AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2015
$100,000	Non-related party	NA	12/31/2013	NA
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	12/31/2015
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	12/31/2015
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	12/31/2015
$100,000	Convertible, Non-related	.20	3/14/11	14%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	12/31/2015

On April 30, 2013 the Company and its promissory note holders signed addendums to extend the due dates of six of our seven notes to December 31, 2015.  As such, we reclassified those notes on the balance sheet to long term convertible notes payable.

On September 9, 2013 an unrelated note holder converted a convertible promissory note of $281,758 principle and $61,412 of accrued interest totaling $334,230 into 540,000 shares of common stock at the conversion price of $0.20 per share.  The Company recognized a gain of $235,170 on the conversion of this note payable.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 4 – NOTES PAYABLE – CONTINUED

On December 3, 2012 an unrelated note holder accepted a convertible promissory note of $200,000 principle convertible into 2,500,000 shares of common stock at a price of $0.08 per share.  The Company accepted the conversion on October 29, 2013.  The Company originally recorded a debt discount of $100,000 and a Beneficial Conversion Feature of $100,000 in relation to this convertible note.  The Company amortized this debt discount in full to interest expense in the amounts of $99,805 during 2013 and $195 during 2012.

On December 31, 2013 the Company received $100,000 cash from a non-related party to share in the expenses of recruiting new members.

NOTE 5 – COMMON STOCK

On August 30, 2013 the Company sold 600,000 shares of restricted common stock shares at a conversion rate of $0.50 per share in exchange for $300,000 cash.

On September 9, 2013 an unrelated note holder converted a convertible promissory note of $281,758 principle and $61,412 of accrued interest totaling $334,230 into 540,000 shares of common stock at the conversion price of $0.20 per share.  The Company recognized a gain of $235,170 on the conversion of this note payable.

On October 29, 2013 a non-related note holder converted a convertible promissory note of $200,000 principle into 2,500,000 shares of common stock at a price of $0.08 per share.

NOTE 6 – OPERATING LEASES

The Company has operating leases as follows:

Country	Start Date	End Date	Monthly Payments
Ecuador Office	06/19/2013	06/19/2014	$ 600
Ecuador Warehouse	10/15/2012	10/15/2013	$ 122 currently on a month to month basis
Chile Office	05/01/2011	04/30/2012	$ 747 currently on a month to month basis
Colombia Office	07/15/2013	07/15/2014	$ 959
Costa Rica Office	06/01/2012	05/31/2015	$ 1,908
Mexico Office	04/01/2012	03/31/2014	$ 2,061
Japan Office	06/01/2013	05/31/2014	$ 1,279
US Office	11/02/2004	08/31/2013	$ 9,750 finish the year on a month to month basis
US Warehouse	09/01/2006	08/31/2013	$ 6,936

Total Lease Commitments:

2014	$ 567,104
2015	531,419
2016	537,476
2017	553,540
2018	570,087
2019	90,637
Total	$ 2,850,263

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

The Customer base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC.  The Company is amortizing the customer base over a period of ten years.  The 23% ownership in ForeverGreen International LLC, for the year resulted in an entry to other expense in the amount of $53,933.  The Company obtained an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. In accordance with ASC 360-10-35, intangible assets tested for impairment on an annual basis and whenever circumstances indicate that the fair value of the reporting unit may be less than the carrying amount of the intangible asset. See Note 1 (o) above for gross book value, accumulated amortization and net book value of the customer base intangible asset. No impairment was recorded as of December 31, 2013 and 2012.

The Company capitalizes legal fees incurred to register trademarks for its products. Trademarks consist of the following for the period ended December 31, 2013 and 2012:

	2013	2012
Trademarks	$ 85,320	$ 85,320
Less accumulated amortization	(42,377)	(35,127)
Net trademarks	$ 42,943	$ 50,193

The Customer Base intangible was calculated using a percentage of the gross margin of ForeverGreen International LLC. The Company amortizes the customer base over a period of ten years. The customer base consists of the following for the period ended December 31, 2013:

	2013	2012
Customer Base	$ 855,900	$ 855,900
Less accumulated amortization	(599,130)	(513,540)
Net Customer Base	$ 256,770	$ 342,360

Trademark, patent and customer based amortization expense for the years ended December 31, 2013 and 2012 were $92,559 and $93,560, respectively.

NOTE 8 – INVENTORY

Inventories for December 2013 and 2012 were classified as follows:

	2013	2012
Raw Materials	$ 647,149	$ 100,789
Finished Goods	429,855	477,037
Total Inventory	1,077,004	577,825
Less Reserve for Obsolete Inventory	(5,660)	(45,660)
Total Inventory (net of reserve)	$ 1,071,344	$ 532,166

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

	For the Years Ended
	December 31,
	2013	2012
Book income (loss) from operations	$ 43,582	$ (294,744)
Inventory reserve	2,111	17,031
State tax (benefit) expense	3,506	(23,706)
Other	(34,525)	3,524
Employee expenses	(513)	(2,555)
Change in valuation allowance	(14,161)	300,450
Total provision for income taxes	$ --	$ --

Net deferred tax assets consist of the following components as of:

	December 31,
	2013	2012
Net operating loss carry forwards	$ 10,360,467	$ 10,480,280
Meals	8,390	4,509
Inventory reserve	39,653	17,031
Employee accruals	18,823	(2,555)
Depreciation and amortization	100,511	42,739
Valuation allowance	(10,527,844)	(10,542,004)
Net deferred taxes	$ --	$ --

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2013. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of December 31, 2013 and 2012, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2013, the Company has net operating loss carry forwards of approximately $27,489,636. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes as set forth in the Internal Revenue Code.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 9 – PROVISION FOR INCOME TAXES – CONTINUED

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2013, and 2012, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any accrued interest or penalties relating to unrecognized benefits.

The tax years 2013, 2012, 2011, 2010, 2009 and 2008 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $2,366,781and accumulated deficit of $35,364,463 at December 31, 2013, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company continues to monitor its cost structure and implements cost saving measures deemed to be effective.  The Company has experienced a growth in its monthly revenues, which combined with some new equity financing is allowing the Company to continue to invest in its expansion plan.  This plan has involved hosting a number of industry leaders who are performing their due diligence on our Company.  Additionally, we expect we will take advantage of some international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On June 13, 2012, Environmental Research Center, a non-profit corporation, filed a complaint in the Superior Court of California, County of Orange, against ForeverGreen Worldwide Corporation and ForeverGreen International, LLC.  ForeverGreen Worldwide received service of the complaint on July 29, 2012.  The complaint alleges that the Company failed to provide health hazard warnings related to lead to consumers of its products in California.  Environmental Research Center is seeking injunctive relief, an order compelling the Company to provide the health hazard warnings to past consumers and unspecified civil penalties.  The Complaint contains two alleged causes of action. Both allege violations of Health and Safety Code §25249.5 and seek injunctive relief as well as damages of $2,500 per day for each violation alleged. The Company and Environmental Research Center have reached a final settlement agreement.  The terms of the settlement are confidential.  The settlement was signed and completed by January 27, 2014.

NuStar Manufacturing v. ForeverGreen International.  On October 11, 2013, NuStar manufacturing filed a complaint in the Fourth Judicial District Court of the state of Utah, claiming a debt owed of $49,332.32.  On February 6, 2014, the parties entered into a Settlement and Release of All Claims for $49,332.32.  The final payment under the agreement will be paid on or before May 30, 2014, and the case will be dismissed at that time.

Swedger, LLC, a limited liability company owned by Dr. William Hennen, made a claim against ForeverGreen International for past Royalties in the amount of $48,697 which has been recorded in Accrued expenses on the balance sheet.  ForeverGreen issued a royalty check to Swedger, LLC on February 6, 2014, wherein Swedger, LLC received full payment of all past royalties.

On May 15th 2013 the Company settled a lawsuit with Sony Music Entertainment out of court.  The dispute was that the Company had mistakenly used a Michael Jackson song in one of its videos.  The song had been removed from the video before the Company was contacted by Sony. The terms of the settlement are confidential and the suit was settled and completed by December 31, 2013.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 12 – RECLASSIFACTION OF FINANCIAL STATEMENT ACCOUNTS

To better represent our income statement the Company has broken out the commission expense from Cost of Goods Sold to Sales and Marketing expense for the current and former year.  This was done to better compare the company to other companies in the industry.

On April 30, 2013 the Company and its note holders signed addendums to extend the due dates of six of its seven notes payable to December 15, 2015.  At December 31, 2012 the six notes were past their due dates and were in default.

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were available to be issued.  Other than the events described below, we did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

On January 29, 2014 the Company issued 700,000 shares of common stock for $700,000 cash to a non-related party and received note for $300,000 for 300,000 common stock shares.  The Company is holding 300,000 shares of stock as collateral against the note.

On January 31, 2014 the Company sold 1,000,000 shares of stock for $1,000,000 cash to a non-related party.

On March 1, 2014 the Company signed a 5 year lease for head-quarters now located in Lindon, Utah.  The lease rate for that building is $36,467 per month and is leasing 27,250 square feet.

NOTE 14 – CONCENTRATION OF RISK

The Company purchased two significant products from two separate independent suppliers during the years ended December 31, 2013 and 2012.  These materials are significant in several of our top selling products.   If our vendors were to discontinue supplying those materials, it could decrease sales significantly.  The Company recognizes there are other providers, but consider these suppliers to have the very best quality.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that, as of December 31, 2013, these disclosure controls and procedures were not effective.  In May 2013 the Company determined that we needed to restate our audited financial statements for the year ended December 31, 2012 because we had understated revenue for the fiscal year 2012.  In July 2013 we filed an amended Form 10-K for the year ended December 31, 2012.  Management has instigated new controls and procedures to improve our timely disclosures.

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

For the year ended December 31, 2013, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was not effective at that reasonable assurance level for the period covered by this report.  During the first quarter of 2013 our management determined that changes were necessary to the implementation of our internal controls over financial reporting.  Specific areas of ineffectiveness occurred during the fourth quarter of 2012, including:

•

Appropriate accounting system maintenance control was found to be lacking.

•

Appropriate vendor payable and expenditure control was found to be lacking.

•

Appropriate communications between departments was found to be lacking.

In response to this evaluation, management has taken action to institute new internal controls for subsequent reporting periods

Changes in Internal Controls over Financial Reporting

Our Chief Financial Officer has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013.

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

Name	Age	Position Held	Term of Director
Ronald K. Williams	52	Chairman of the Board President Chief Executive Officer	From January 2006 until our next annual meeting
Jack B. Eldridge, Jr.	50	Chief Financial Officer Treasurer
George H. Brimhall II	72	Director	From April 2008 until our next annual meeting
John S. Clayton	49	Director Secretary	From April 2008 until our next annual meeting

Ronald K. Williams – Mr. Williams was appointed as our President and CEO in January 2006 and was appointed Secretary and Treasurer in March 2013.  He resigned as Secretary and Treasurer on February 27, 2014.  Mr. Williams was an original founder of Whole Living in 1998.  He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002.   He formed and he launched ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a member for NuSkin International and learned the trade and business with them.  He then went on to Neways International and became its Vice-president of Sales and Marketing.  Then he served as a Senior Executive at Young Living Essential Oils.

Jack B. Eldridge, Jr. – Mr. Eldridge was appointed as our Chief Financial Officer in September 2013 and he was appointed as Treasurer on February 27, 2014.  He is a licensed Certified Public Accountant and has over twenty-five years of international experience with large companies where he conducted accounting and reporting activities in foreign countries for the international companies.  He also guided these companies as they prepared and launched operations in new foreign markets.

From March 2011 to the September 2013 Mr. Eldridge was employed as the International Controller of Max International, LLC, a company that sells nutritional supplements.  From October 2000 to February 2011 he was employed as the Director of Finance – International Controller of Neways Services, Inc., a division of Neways International, a networking company offering advanced nutritional, personal care, and household products.  He earned a Bachelor of Science in Accounting and a Master of Business Administration, both at Brigham Young University located in Utah.

George H. Brimhall II – Mr. Brimhall was appointed as a Director on April 25, 2008.  Since 1974 he has been self-employed with GNS Development Corporation with a business plan focused on commercial recreational development.

John S. Clayton – Mr. Clayton was appointed as a Director on April 24, 2008 and he was appointed as Secretary on February 27, 2014.  Since 2002 he has been self-employed with First Equity Holdings Corp., an investment company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2013, we believe Mr. Brimhall did not file a Form 5 within the required time related to one transaction.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald K Williams CEO	2013	$ 167,485	$ 28,681	$ 196,166
	2012	$ 146,000	$ 56,461(1)	$ 202,461
Jack B. Eldridge, Jr. CFO	2013	$ 42,752	$ 0	$ 42,752
	2012	$ 0	$ 0	$ 0
Paul T. Frampton Former CFO	2013	$ 0	$ 0	$ 0
	2012	$ 105,000	$ 0	$ 105,000

(1)  Represent commissions earned through the ForeverGreen Compensation Plan.

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2013.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2013.

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 20,552,141 shares of common stock outstanding as of March 21, 2014.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald K. Williams	1,883,128	9.16
Jack B. Eldridge, Jr.	1,400	Less than 1%
George H. Brimhall II	3,859,404 (1)	18.77
John S. Clayton	1,574,648 (2)	7.66
All executive officers and directors as a group	7,318,580	35.61
(1) Represents 1,796,439 shares held by Mr. Brimhall and his spouse, 1,905,965 shares held by GBB Trust and 157,000 shares held by G&B Family, LLC.
(2) Represents 407,022 shares held by Mr. Clayton and 1,167,626 shares held by his company, First Equity Holdings Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

As of December 31, 2013 the Company owed a total amount of $485,000 in principal plus $324,228 of accrued interest to First Equity Holdings Corp., a corporation owned by John S. Clayton, our Director and Secretary.  During 2010 the Company borrowed a total of $160,000 First Equity Holdings Corp.  During 2012 the Company borrowed and paid back $100,000 to First Equity Holdings Corp.

During 2010 the Company borrowed $45,000 from George Brimhall, our Director.  The Company borrowed an additional $200,000 from George Brimhall in 2011.  As of December 31, 2013 the Company owed a total of $245,000 in principal plus $86,083 of accrued interest to George Brimhall.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, Sadler, Gibb and Associates, LLC in connection with the audit of our financial statements and other professional services rendered by the accounting firm.

	2013	2012
Audit fees	$ 72,500	$ 64,832
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 23 through 39.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits- continued

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Big Stick Enterprises, LLC, dated March 1, 2014.
21.1	Subsidiaries of ForeverGreen
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Secretary, Treasurer, Chief Executive Officer, and	Date: March 27, 2014
By: /s/ Jack B. Eldridge, Jr. Jack B. Eldridge, Jr. Chief Financial Officer	Date: March 27, 2014
By: /s/ John S. Clayton John S. Clayton Director	Date: March 27, 2014