Form 10-Q
period 2014-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2014-05-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2014 was 20,852,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2014 and 2013 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,412,245	$284,741
Accounts receivable, net	1,093,931	395,058
Prepaid expenses and other assets	580,451	173,957
Inventory	924,647	1,071,344
Subscription receivable	300,000	--
Total Current Assets	4,311,274	1,925,100

PROPERTY AND EQUIPMENT, net	716,507	461,124

OTHER ASSETS
Deposits and other assets	106,889	13,582
Trademarks, net of amortization	41,227	42,943
Customer base, net of amortization	235,373	256,770
Total Other Assets	383,489	313,295
TOTAL ASSETS	$5,411,270	$2,699,519
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$88,131	$74,925
Accounts payable	641,969	447,547
Accrued expenses	3,976,814	3,361,309
Deferred Revenue	191,270	405,841
Current note payable	7,114	100,000
Current portion of long-term debt	2,481	2,259
Total Current Liabilities	4,907,779	4,391,881

LONG-TERM DEBT
Convertible notes payable, related parties	922,478	922,478
Notes payable, related parties	245,000	245,000
Convertible notes payable, unrelated parties	726,717	726,717
Notes payable	17,067	14,961
Total Long-Term Debt	1,911,262	1,909,156
TOTAL LIABILITIES	6,819,041	6,301,037

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 20,852,141 and 18,852,141 shares
respectively issued and outstanding	20,852	18,852
Additional paid-in capital	33,665,590	31,667,590
Other comprehensive loss	(27,645)	(40,340)
Accumulated deficit	(35,066,568)	(35,247,620)
Total Stockholders' Deficit	(1,407,771)	(3,601,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,411,270	$2,699,519

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation Condensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited)
	March 31, 2014	March 31, 2013

REVENUES, net	$10,536,402	$2,694,478
COST OF SALES, net	2,559,005	916,591

GROSS PROFIT	7,977,397	1,777,887

OPERATING EXPENSES
Sales and marketing	5,020,046	1,000,392
General and administrative	2,631,437	835,270
Depreciation and amortization	58,912	37,916
Total Operating Expenses	7,710,395	1,873,578

NET OPERATING INCOME (LOSS)	267,002	(95,691)

OTHER INCOME (EXPENSE)
Interest expense	74,851	116,379
Other (income)/ loss	11,099	(615)
Total Other Expense	85,950	115,764

Income (loss) before income tax provision	181,052	(211,455)
Income Tax Provision (Benefit)	--	--

NET INCOME (LOSS)	$181,052	$(211,455)

BASIC AND DILUTED INCOME/(LOSS) PER COMMON SHARE	$.01	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	20,241,030	15,212,141

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	21,069,681	15,212,141

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive (loss) for the periods March 31, 2014 and 2013 is as follows:

Net (Loss) Income	$181,052	$(211,455)

Other Comprehensive Income (Loss)	(12,695)	(1,594)

Comprehensive Income (Loss)	$168,357	$(213,049)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$181,052	$(211,455)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	69,918	33,078
Debt discount amortization	--	13,359
Expenses paid on behalf of the Company	--	3,740
Changes in operating assets and liabilities:
Accounts receivable	(702,631)	(12,862)
Deposits and other assets	(93,309)	--
Prepaid expenses	(403,088)	56,940
Inventory	146,697	(145,051)
Accounts payable	141,768	101,133
Deferred revenue	(214,571)	(89,656)
Accrued expenses	681,148	205,096
Net Cash Provided by (Used in) Operating Activities	(193,016)	(45,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(305,898)	(5,348)
Purchase of intangibles	(325)	--
Net Cash Used in Investing Activities	(306,223)	(5,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft, net	3,870	155,581
Net proceeds from banking line of credit	--	(77,019)
Proceeds from common stock issuance	1,700,000	--
Payments on notes payable	(92,886)	28
Payments on convertible notes payable	--	(5,000)
Proceeds from convertible note payable	--	50,000
Net Cash Provided by Financing Activities	1,610,984	123,590

Effect of Foreign Currency on Cash	15,759	29,370

NET INCREASE (DECREASE) IN CASH	1,127,504	101,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284,741	89,253
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,412,245	$191,187

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for subscription receivable	300,000	--

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$74,858	$1,049
Cash paid for income taxes	--	--

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has been profitable for the past 3 quarters and has incurred operating income during the three months ended March 31, 2014 of $181,052, but the Company has an accumulated net loss totaling $35,066,568. The ability of the Company to continue as a going concern is dependent on consistently having continued profitable quarters.

In order to continue as a going concern, the Company will need, among other things, increased revenues, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Principles of Consolidation

The consolidated balance sheets and statement of operations at March 31, 2014 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Currency Translation

The Company’s functional currency is recorded in various currencies, corresponding to the various foreign subsidiaries and its reporting currency is the United States dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions.”  All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive loss.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were -0- and 15,755 such potentially dilutive shares excluded as of March 31, 2014 and 2013, respectively. There were 828,651 such potentially dilutive shares included as of March 31, 2014 and 2013, respectively.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On March 31, 2014 and December 31, 2013. The reserve for obsolete inventory has balances in the amount of $89,050 and $5,660, respectively. This increase of allowance is due to receiving some defective inventory that the Company is trying to return to the vendor.

Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at March 31, 2014 compared to an allowance of $29,234 at December 31, 2013. The $29,234 was written off in the first quarter of 2014 as the receivable in question will not be collected.

Distributors are required to pay for products prior to shipment. Distributors typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from distributors that are not distribution centers and any balances carried would be minimal.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of March 31, 2014 was not needed.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Intangible Assets – continued

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the periods ended March 31, 2014 and 2013.

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2013 statement of operations and December 31, 2013 balance sheet have been reclassified to conform to the presentation in the March 31, 2014 financial statements. These amounts include cost of sales, sales and marketing, and general and administrative expenses, notes payable, and convertible notes payable.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 4 – NOTES PAYABLE

Long-term notes payable

Long term liabilities are detailed in the following schedules as of March 31, 2014 and December 2013:

	March 31, 2014	December 31, 2013
Note payable to financial institution bearing interest
At 7%, principle and interest due monthly, matures
August, 2019, secured by equipment	$19,548	$17,220
Less current portion of Notes payable	(2,481)	(2,259)
Net Long-Term Liabilities	$17,067	$14,961

Notes Payable as of March 31, 2014

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	12/31/2015
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	12/31/2015
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	14%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	12/31/2015

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – NOTES PAYABLE – continued

On December 31, 2013 the Company received $100,000 cash from a non-related party to share in the expenses of recruiting new members the amount is due to as expenses are reimbursable and bears 0% interest. At March 31, 2014 $7,114 remained of the $100,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

NuStar Manufacturing v. ForeverGreen International.  On October 11, 2013, NuStar manufacturing filed a complaint in the Fourth Judicial District Court of the state of Utah, claiming a debt owed of $44,322.  On February 6, 2014, the parties entered into a Settlement and Release of All Claims.  The final payment under the agreement will be paid on or before May 30, 2014, and the case will be dismissed at that time. The Company paid off the debt in full on April 21, 2014 and the terms of the settlement have been fulfilled.

NOTE 6 – INVENTORY

Inventories for March 31, 2014 and December 2013 were classified as follows:

		March 31, 2014	December 31, 2013
Raw Materials		$433,679	$647,149
Finished Goods		580,018	429,855
Total Inventory		1,013,697	1,077,004
Less Reserve for Obsolete Inventory		(89,050)	(5,660)
Total Inventory (net of reserve)	$	$ 924,647	$1,071,344

NOTE 7 – SUBSEQUENT EVENTS

On May 1, 2014 the Company paid off a note payable in the amount of $16,200.  On May 9, 2014 the Company received a $300,000 payment from an investor for the subscription receivable at March 31, 2014.

In this report references to “ForeverGreen,” “the Company,” “we,” “us,” and “our” refer to ForeverGreen Worldwide Corp. and its subsidiaries.

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

We intend to maintain our focus as a total lifestyle company, emphasizing our exclusive PowerStrips™ and SolarStrips™ global product offerings. We also intend to provide convenient whole food products for meals, snacks, nutritional support and weight management as well as a strategic mix of essential oils and personal care products in selected markets. PowerStrips are currently shipped to 166 countries and as our international markets mature, we will introduce additional products such as FrequenSea™ in the most advantageous regions. We actively seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

We introduced the FGXpress brand in November of 2012 featuring our proprietary PowerStrips natural pain relief product. The simple “one price, one product, one envelope” business model that takes PowerStrips to virtually any mailing address in the world continues to attract seasoned network marketing leaders to our independent distributor (Member) community. PowerStrips volume is a significant revenue driver with a sales trend averaging 30% growth per month since launch.

                        Revenue/Income Progression

Quarter	Revenue ($ Millions)	% Growth (Q vs. Q) ($ Millions)	Operating Income ($ Thousands)
Q1 2013	2.7		(96)
Q2 2013	4.0	48.7%	93
Q3 2013	4.8	19.6%	302
Q4 2013	6.3	30.6%	84
Q1 2014	10.5	66.7%	267

The introduction of SolarStrips, an exclusive raw food nutrition product that can also be mailed anywhere has been well received by our Members and we project substantial sales increases for 2014.

Key developments this period include a successful Member convention in Las Vegas with broad international support from over 23 countries and significant progress in a major enterprise systems transition that improves our sales and commissions responsiveness. The Company invested in “fly in” events through the last quarter to introduce industry leaders to our products and business opportunity, resulting in measurable upticks in enrollment, sales activity and capital investments from multiple Member-leaders. We are preparing to occupy new office space which will not only support productivity but also enhance the public image of ForeverGreen.

Our major challenges for the next twelve months will be to stay responsive to economic conditions and properly manage our systems and regional logistics centers to support the growing demand for our products and business opportunity. Included in this challenge is the need to maintain a high standard of quality, service and Member satisfaction. We continue to expand and train a multi-lingual call center staff at the home office and selected international support hubs. Overcoming periodic economic shifts requires skilled personnel and responsive manufacturing and shipping facilities. Our management team is driving ongoing process improvement initiatives, especially in the areas of production, order fulfillment and worldwide commission payment processing.

To keep pace with our market and product growth, we are actively expanding our international logistics centers, with particular emphasis in Southeast Asia, Hong Kong and Latin America. The rewards of this strategy include increased sales performance and diversified market incomes. International expansion is very expensive and profitability in a given foreign country depends on key Members who can rapidly ramp up their business growth and volume in the target region. These new operating efficiencies address the current economic environment and are preparing the Company for an upturn in demand as people continue to seek out alternative income opportunities.

Liquidity and Capital Resources

At March 31, 2014 we had cash and cash equivalents of $1,412,245, with a working capital deficit of $596,505.  We recognized product revenues of $10,536,402 and recorded comprehensive income of $168,357 for the three month period ended March 31, 2014 (“2014 first quarter”) compared to product revenues of $2,694,478 and comprehensive loss of $213,049 for the three month period ended March 31, 2013 (“2013 first quarter”).  During the 2014 first quarter we financed our operations with revenues and $1,700,000 investment capital from the sale of common stock.

Based on the results of our 2013 10-K, our independent auditors have expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.

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

Commitments and Contingent Liabilities

Our total liabilities at March 31, 2014 were $6,819,041 compared to $6,301,037 at December 31, 2013.  The increase reflects a net increase of accrued expenses of $681,148 due to increased commissions payable resulting from higher revenues from our members during the first quarter of 2014 compared to the end of the 2013.  Net deferred revenue decreased by $214,571 due to being able to ship most orders for the quarter at the end of the 2014 first quarter compared to the 2013 year end.  Accounts payable increased by $141,768 due to increased volume of sales for the quarter which requires higher inventory reserves to keep up with the growth.  Notes payable from non-related parties decreased to $92,886. This decrease is due to paying down one of the notes.

On October 11, 2013, NuStar Manufacturing filed a complaint in the Fourth Judicial District Court of the state of Utah, claiming a debt owed of $44,322 from ForeverGreen International, LLC.  On February 6, 2014, the parties entered into a Settlement and Release of All Claims.  The final payment under the agreement will be paid on or before May 30, 2014, and the case will be dismissed at that time. ForeverGreen Worldwide paid off the debt in full on April 21, 2014 and the terms of the settlement have been fulfilled.

On March 17, 2014 the Company issued 1,000,000 shares of common stock for $1,000,000 cash to a non-related party. At the end of the negotiated agreement the non-related party paid $700,000 cash and issued a note of $300,000 payable to the Company.  On May 9, 2014 the Company received a $300,000 payment from an investor towards the subscription receivable.

On May 1, 2014 the Company paid off a note payable from Wells Fargo Bank in the amount of $16,200.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the 2013 and 2014 first quarters.  The consolidated balance sheets and statements of operations includes ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Three month period ended March 31, 2014	Year ended Dec. 31, 2013
	(Unaudited)
Cash and cash equivalents	$1,412,245	$284,741
Total current assets	4,311,274	1,925,100
Total assets	5,411,270	2,699,519
Total current liabilities	4,907,779	4,291,881
Long-term debt	1,911,262	2,009,156
Total liabilities	6,819,041	6,301,037
Accumulated deficit	(35,066,568)	(35,247,620)
Total stockholders’ equity	$(1,407,771)	$(3,601,518)

Our total assets increased to $5,411,270 at March 31, 2014 compared to $2,699,519 at December 31, 2013. The increase is primarily due to the following:  (i) an increase in cash of $1,000,000 from the sale of common stock, (ii)

an increase in accounts receivable of approximately $1,000,000, (iii) $600,000 is sales booked on March 31, 2014 that were deposited the next day, (iv) $400,000 is a receivable from outstanding business development contracts, (v) prepaid inventory increased by $400,000 due to increased orders for product and our fixed assets increased by $260,000 due to management investing in new computer software and hardware, (vi) deposits increased by $100,000 due to security deposit for our new head-quarters building.

Total liabilities increased to $6,819,041 at March 31, 2014 compared to $6,301,037 at December 31, 2013. This increase is due to an increase of accrued expenses of $520,000 from increased commissions payable attributable to increased sales.

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the three month periods ended March 31, 2014 and 2013.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATIONS	Three month period ended March 31,
	(Unaudited)
	2014	2013
Revenues, net	$10,536,402	$2,694,478
Cost of sales	2,559,005	1,916,983
Gross profit	7,977,397	777,495
Total operating expenses	7,710,395	873,186
Net income (loss) from continuing operations	267,002	(95,691)
Total other income (expense)	(85,950)	(115,764)
Net earnings (loss)	$181,052	$(211,455)
Net earnings (loss) per share both (basic) and diluted	$.01	$(.01)

We experienced a 291.1% increase in revenues in the 2014 first quarter over the 2013 first quarter resulting from a better than expected revenues from FGX PowerStrips sales, our newest product which makes up the majority of the increase in our revenues. Our revenue is also from the sale of various foods, other natural products, member sign ups and kits and freight and handling to deliver products to the members and customers.  We recognize revenue upon shipment of a sales order.

Gross profits increased due to increased revenues and reducing our two largest cost of sales expense, product costs and shipping, as we were able to optimize pricing with our key vendors.  Product costs also decreased because the majority of the Company’s sales were from FGX PowerStrips and the product and shipping costs for that product line are lower than our FGI product lines.

Cost of sales consists primarily of the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our members, plus credit card sales processing fees.  Cost of sales was approximately 24.2 % of revenues for the 2014 first quarter compared to 34.0 % of revenues for the 2013 first quarter.  The 2014 first quarter decrease is primarily due to decreasing our product and shipping costs and the lower costs for our new product, FGX, which comprises a larger amount of sales in 2014.

Total operating expenses increased for the 2014 first quarter compared to the 2013 first quarter by $5,836,817. The majority of the increase is due to increasing the commissions paid out to our members, the hiring of more employees, and the increase in business operations.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

Intangible Assets  - The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets.  We rely on an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets.  We amortize identifiable intangible assets over their useful life unless that life is determined to be indefinite.  The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.

We calculated ForeverGreen International’s customer base intangible using a percentage of the gross margin of ForeverGreen International.  We will amortize the customer base over a period of ten years.

Impairment - We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2013 and determined no adjustment to long-lived assets was needed. No impairment was recorded during the three month period ended March 31, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 11, 2013, NuStar Manufacturing filed a complaint in the Fourth Judicial District Court of the state of Utah, claiming a debt owed of $44,322 by ForeverGreen International LLC.  On February 6, 2014, the parties entered into a Settlement and Release of All Claims.  The final payment under the agreement will be paid on or before May 30, 2014, and the case will be dismissed at that time.  ForeverGreen Worldwide paid off the debt in full on April 21, 2014 and the terms of the settlement have been fulfilled.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 29, 2014 the Company issued 1,000,000 shares of common stock to Brian T. McMullen for $700,000 cash and a note of $300,000 due to the Company which was received on May 9, 2014.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On January 31, 2014 the Company sold 1,000,000 shares of common stock to Ya-Ya Legacy Trust for $1,000,000 cash.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Big Stick Enterprises, LLC, dated March 1, 2014. (Incorporated by reference to exhibit 10.1 to Form 10-K, filed March 28, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: May 14, 2014
By: /s/ Jack B. Eldridge Chief Financial Officer Treasurer	Date: May 14, 2014