Form 10-Q
period 2014-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2014-08-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0621709 (I.R.S. Employer Identification No.)
644 NORTH 2000 WEST, LINDON, UTAH (Address of principal executive offices)	84042 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2014 was 20,852,141.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 6.  Exhibits

16

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2014 and 2013 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$406,196	$284,741
Accounts receivable, net	1,210,113	395,058
Prepaid expenses and other assets	773,432	173,957
Inventory	1,259,209	1,071,344
Total Current Assets	3,648,950	1,925,100

PROPERTY AND EQUIPMENT, net	1,309,716	461,124

OTHER ASSETS
Deposits and other assets	178,501	13,582
Trademarks, net of amortization	24,741	42,943
Customer base, net of amortization	213,975	256,770
Total Other Assets	417,217	313,295
TOTAL ASSETS	$5,375,883	$2,699,519
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$342,859	$74,925
Accounts payable	725,244	447,547
Accrued expenses	3,150,069	3,361,309
Deferred Revenue	243,299	405,841
Current note payable	--	100,000
Current portion of long-term debt	--	2,259
Total Current Liabilities	4,461,471	4,391,881

LONG-TERM DEBT
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Convertible notes payable, unrelated parties	729,046	726,717
Notes payable	--	14,961
Total Long-Term Debt	1,896,524	1,909,156
TOTAL LIABILITIES	6,357,995	6,301,037

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 20,852,141 and 18,852,141 shares
respectively issued and outstanding	20,852	18,852
Additional paid-in capital	33,665,590	31,667,590
Other comprehensive loss	(56,841)	(40,340)
Accumulated deficit	(34,611,713)	(35,247,620)
Total Stockholders' Deficit	(982,112)	(3,601,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,375,883	$2,699,519

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

REVENUES, net	$14,127,840	$4,007,611	$24,664,242	$6,702,089
COST OF SALES, net	2,894,508	1,155,240	5,453,513	1,994,570
GROSS PROFIT	11,233,332	2,852,371	19,210,729	4,707,519

OPERATING EXPENSES
Sales and marketing	7,430,651	1,483,259	12,450,697	2,560,912
General and administrative	3,314,984	1,242,531	5,946,422	2,077,802
Depreciation and amortization	75,337	33,928	134,249	71,844
Total Operating Expenses	10,820,972	2,759,718	18,531,368	4,710,558

NET OPERATING INCOME (LOSS)	412,360	92,653	679,361	(3,039)

OTHER INCOME (EXPENSE)
Interest expense	(70,407)	(92,995)	(145,258)	(209,374)
Gain on settlement of liability	114,398	--	114,398	--
Other Income (Expense)	(1,495)	(5,041)	(12,594)	(4,426)
Total Other Income (Expense)	42,496	(98,036)	(43,454)	(213,800)

Income (loss) from continuing operations before income tax provision	454,856	(5,383)	635,907	(216,839)

Income Tax Benefit	--	--	--	--

NET INCOME (LOSS)	$454,856	$(5,383)	$635,907	$(216,839)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.02	$(0.00)	$0.03	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,852,141	15,212,141	20,548,274	15,212,141

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	21,866,023	15,212,141	21,562,156	15,212,141

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended June 30, 2014 and 2013 are as follows:
Net Income	$454,856	$(5,383)	$635,907	$(216,839)
Other Comprehensive Income (Loss) foreign currency translation	(3,806)	(14,130)	(16,501)	(15,724)
Comprehensive Income (Loss)	$451,050	$(19,513)	$619,406	$(232,563)

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six month period ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$635,907	$(216,839)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	134,249	71,309
Debt discount amortization	--	19,493
Expenses paid on behalf of the Company	--	13,185
(Gain) loss on settlement of liabilities	(114,398)	--
Changes in operating assets and liabilities:
Accounts receivable	(824,751)	3,235
Deposits and other assets	(150,067)	173
Prepaid expenses	(594,285)	(84,696)
Inventory	(187,865)	165,527
Accounts payable-related parties	--	(4,200)
Accounts payable	244,939	77,490
Deferred revenue	(162,542)	52,784
Accrued expenses	(43,025)	62,577
Net Cash Provided by (Used in) Operating Activities	(1,061,838)	160,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(952,435)	(6,470)
Purchase of intangibles	(1,510)	(295)
Net Cash Used in Investing Activities	(953,945)	(6,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft, net	258,598	(46,465)
Net proceeds from banking line of credit	--	2,951
Proceeds from common stock issuance	2,000,000	--
Payments on notes payable	(17,220)	--
Payments on convertible notes payable	(100,000)	(5,000)
Proceeds from convertible note payable	--	61,760
Net Cash Provided by Financing Activities	2,141,378	13,246

Effect of Foreign Currency on Cash	(4,140)	(31,721)

NET INCREASE (DECREASE) IN CASH	121,455	134,798
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284,741	89,253
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$406,196	$224,051

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for subscription receivable	--	--

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$145,258	$8,565
Cash paid for income taxes	--	--
SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES Debt discount on convertible notes	$--	$9,688
The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has been profitable for the past four quarters and has incurred operating income during the three months ended June 30, 2014 of $454,856, but the Company has an accumulated deficit totaling $34,611,713. The ability of the Company to continue as a going concern is dependent on consistently having continued profitable quarters.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at June 30, 2014 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were -0- and 15,755 such potentially dilutive shares excluded as of June 30, 2014 and 2013, respectively. There were 1,013,882 such potentially dilutive shares included as of June 30, 2014 and 2013, respectively.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On June 30, 2014 and December 31, 2013, the reserve for obsolete inventory had balances in the amount of $89,050 and $5,660, respectively. This increase of allowance is due to receiving some defective inventory that the Company is trying to return to the vendor.

Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at June 30, 2014 compared to an allowance of $29,234 at December 31, 2013.

Distributors are required to pay for products prior to shipment. Distributors typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from distributors that are not distribution centers and any balances carried would be minimal.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of June 30, 2014 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended June 30, 2014 and 2013.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2013 statement of operations and December 31, 2013 balance sheet have been reclassified to conform to the presentation in the June 30, 2014 financial statements. These amounts include cost of sales, sales and marketing, and general and administrative expenses.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 4 – NOTES PAYABLE

Long-term notes payable

Long term liabilities are detailed in the following schedules as of June 30, 2014 and December 2013:

	June 30, 2014	December 31, 2013
Note payable to financial institution bearing interest
at 7%, principle and interest due monthly, matures
August, 2019, secured by equipment, on May 9, 2014 the Company paid off the note payable in full	$ --	$17,220
Less current portion of notes payable	--	(2,259)
Net Long-Term Liabilities	$ --	$14,961

Notes Payable as of June 30, 2014

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	12/31/2015
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	12/31/2015
$ 394,962	Convertible, Non-related	.20	1/19/2011	10%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	14%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	12/31/2015
$ 1,894,196	Total

On December 31, 2013 the Company received $100,000 cash from a non-related party to share in the expenses of recruiting new members.  The amount is due as expenses are reimbursable and bears 0% interest. At June 30, 2014 $0.00 remained of the $100,000.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2013 the Company had recorded a $114,398 liability in accrued expenses for foreign sales tax. On June 4, 2014 this liability was settled and a gain of $114,398 was recorded in the six months ending June 30, 2014.

NOTE 6 – INVENTORY

Inventories for June 30, 2014 and December 31, 2013 were classified as follows:

		June 30, 2014	December 31, 2013
Raw Materials		$666,398	$647,149
Finished Goods		681,861	429,855
Total Inventory		1,348,259	1,077,004
Less Reserve for Obsolete Inventory		(89,050)	(5,660)
Total Inventory (net of reserve)	$	$ 1,259,209	$1,071,344

NOTE 7 – SUBSEQUENT EVENTS

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

We intend to maintain our focus as a total lifestyle company, emphasizing our exclusive PowerStrips™ and SolarStrips™ global product offerings. We also intend to provide convenient whole food products for meals, snacks, nutritional support and weight management as well as a strategic mix of essential oils and personal care products in selected markets. PowerStrips are currently shipped to 174 countries and as our international markets mature, we will introduce additional products such as FrequenSea™, Pulse-8, and Thunder in the most advantageous regions as part of our new Build and Buy strategy to be unveiled in October 2014. This strategy will allow the Company to increase sales of our core product brands to current untouched markets. Replicated websites for cross purchasing and cross promotion will also continue to offer effective customer growth, and retail options. We actively seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

We introduced the FGXpress brand in November of 2012 featuring our proprietary PowerStrips natural pain relief product. The simple “one price, one product, one envelope” business model that takes PowerStrips to virtually any mailing address in the world continues to attract seasoned network marketing leaders to our independent distributor (Member) community.  PowerStrips volume is a significant revenue driver with a sales trend averaging 30% growth per month since its launch.

                        Revenue/Income Progression

Quarter	Revenue ($ Millions)	% Growth (Q vs. Q) ($ Millions)	Operating Income ($ Thousands)
Q1 2013	2.7		(96)
Q2 2013	4.0	48.7%	93
Q3 2013	4.8	19.6%	302
Q4 2013	6.3	30.6%	84
Q1 2014	10.5	66.7%	267
Q2 2014	14.1	34.3%	412

The introduction of SolarStrips, an exclusive raw food nutrition product that can also be mailed anywhere has been well received by our Members and we project substantial sales increases for 2014.

Key developments this period include several successful Member conferences throughout the world, including, Latin America, Malaysia, Philippines, Japan, and Mexico. The Company also invested in “fly in” events through the last quarter to introduce industry leaders to our products and business opportunity, resulting in measurable upticks in enrollment, sales activity and capital investments from multiple Member-leaders.

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

To keep pace with our market and product growth, we are actively expanding our international logistics centers, with particular emphasis in Southeast Asia, Hong Kong and Latin America, and Europe. The rewards of this strategy include increased sales performance and diversified market incomes. International expansion is very expensive and profitability in a given foreign country depends on key Members who can rapidly ramp up their business growth and volume in the target region. These new operating efficiencies address the current economic environment and are preparing the Company for an upturn in demand as people continue to seek out alternative income opportunities.

Liquidity and Capital Resources

During the 2014 six month period we financed our operations with revenues and $2,000,000 investment capital from the sale of common stock.  At June 30, 2014 we had cash and cash equivalents of $406,196, with a working capital deficit of $812,521.  We recognized revenues of $24,664,242 and recorded comprehensive income of $619,406 for the six month period ended June 30, 2014 (“2014 six month period”) compared to revenues of $6,702,089 and comprehensive loss of $232,563 for the six month period ended June 30, 2013 (“2013 six month period”).

Based on the results of our operations at December 31, 2013, our independent auditors have expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.  We have been profitable for the past four quarters and have incurred operating income during the six months ended June 30, 2014 of $679,361, but the Company has an accumulated deficit totaling $34,611,713.  Our ability to continue as a going concern is dependent on consistently having continued profitable quarters.

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

Commitments and Contingent Liabilities

Our total liabilities at June 30, 2014 were $6,357,995, compared to $6,301,037 at December 31, 2013.  The increase reflects a net increase of bank overdraft of $267,934 due to the Company mailing out commission checks right before the quarter end and an increase in accounts payable of $277,697 due to timing of the Company’s weekly accounts payable check run.  The Company recorded a decrease in accrued expenses of $211,240 due to paying accrued payroll taxes and the settlement of a liability in the amount of $114,398. The Company recorded a decrease in deferred revenue of $162,542 due to a timing issue at the end of the quarter, and the Company paying off a note payable of $16,200 and a convertible note payable of $100,000.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the 2014 six month period and the year ended December 31, 2013.  The consolidated balance sheets and statements of operations includes ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Six month period ended June 30, 2014	Year ended Dec. 31, 2013
	(Unaudited)
Cash and cash equivalents	$406,196	$284,741
Total current assets	3,648,950	1,925,100
Total assets	5,375,883	2,699,519
Total current liabilities	4,461,471	4,391,881
Long-term debt	1,896,524	1,909,156
Total liabilities	6,357,995	6,301,037
Accumulated deficit	(34,611,713)	(35,247,620)
Total stockholders’ deficit	$(982,112)	$(3,601,518)

Our total assets increased to $5,375,883 at June 30, 2014 compared to $2,699,519 at December 31, 2013. The increase is primarily due to the following:  (i) an increase in cash of $121,455 due to increased revenues; (ii) $618,382 is sales booked on June 30, 2014 that were deposited during the period of July 1 to July 3, 2014; (iii) prepaid assets increased by $599,475 due to increased orders for product and prepaid rent for our new headquarter building; (iv) inventory increased by $187,865 to keep up with growing sales; (v) fixed assets increased by $952,435 due to management investing in new computer software and hardware, furniture and leasehold improvements for our new headquarter building; (vi) deposits increased by $164,919 due to a security deposit for our new head-quarters building; and (vii) and $135,676 due to management investing in our members support.

Our total liabilities at June 30, 2014 were $6,357,995, compared to $6,301,037 at December 31, 2013.  The increase reflects a net increase of bank overdraft of $267,934 due to the Company mailing out commission checks right before the quarter end and an increase in accounts payable of $277,697 due to timing of the Company’s weekly accounts payable check run.  The Company recorded a decrease in accrued expenses of $211,240 due to paying accrued payroll taxes and the settlement of a liability in the amount of $114,398. The Company recorded a decrease in deferred revenue of $162,542 due to a timing issue at the end of the quarter, and the Company paying off a note payable of $16,200 and a convertible note payable of $100,000.

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the three and six month periods ended June 30, 2014 and 2013.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATIONS	Three month period ended June 30,		Six month period ended June 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Revenues, net	$14,127,840	$4,007,611	$24,664,242	$6,702,089
Cost of sales	2,894,508	1,155,240	5,453,513	1,994,570
Gross profit	11,233,332	2,852,371	19,210,729	4,707,519
Total operating expenses	10,820,972	2,759,718	18,531,368	4,710,558
Net income (loss) from continuing operations	412,360	92,653	679,361	(3,039)
Total other income (expense)	42,496	(98,036)	(43,454)	(213,800)
Net earnings (loss)	$454,856	$(5,383)	$635,907	$(216,839)
Net earnings (loss) per share both (basic) and diluted	$0.02	$0.00	$0.03	$(0.01)

We experienced a 268.0% increase in revenues for the 2014 six month period over the 2013 six month period and a 255% increase in revenues for the 2014 three month period over the 2013 three month period resulting from better than expected revenues from FGX PowerStrips sales, our newest product, which makes up the majority of the increase in our revenues. Our revenue is also from the sale of various foods, other natural products, member sign ups and kits and freight and handling to deliver products to the members and customers.  We recognize revenue upon shipment of a sales order.

Gross profits increased in the 2014 interim periods due to increased revenues and reducing our two largest cost of sales expense, product costs and shipping, as we were able to optimize pricing with our key vendors.  Product costs also decreased because the majority of the Company’s sales were from FGX PowerStrips and the product and shipping costs for that product line are lower than our FGI product lines.

Cost of sales consists primarily of the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our members, plus credit card sales processing fees.  Cost of sales was approximately 22.1 % of revenues for the 2014 six month period and 29.8% of revenues for the 2013 six month period and 20.5% for the 2014 second quarter compared to 28.8% of revenues for the 2013 second quarter. The 2014 interim period decrease is primarily due to decreasing our product and shipping costs and the lower costs for our new product, FGX PowerStrips, which comprises a larger amount of sales in 2014.

Total operating expenses increased $13,820,810 for the 2014 six month period compared to the 2013 six month period and increased $8,061,254 for the 2014 three month period compared to the 2013 three month period.   The majority of the increase is due to increased sales and marketing expenses related to commissions paid out to our members, the hiring of more employees, and the increase in business operations.

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

Impairment - We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2013 and determined no adjustment to long-lived assets was needed. No impairment was recorded during the six month period ended June 30, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: August 13, 2014
By: /s/ Jack B. Eldridge Chief Financial Officer Treasurer	Date: August 13, 2014