Form 10-Q
period 2014-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2014-11-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 12, 2014 was 23,456,951.

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

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6.  Exhibits

16

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2014 and 2013 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$878,427	$284,741
Accounts receivable, net	694,111	395,058
Prepaid expenses and other assets	1,328,615	173,957
Inventory	1,382,295	1,071,344
Total Current Assets	4,283,448	1,925,100

PROPERTY AND EQUIPMENT, net	1,918,536	461,124

OTHER ASSETS
Deposits and other assets	280,610	13,582
Trademarks, net of amortization	22,982	42,943
Customer base, net of amortization	192,578	256,770
Total Other Assets	496,170	313,295
TOTAL ASSETS	$6,698,154	$2,699,519
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$404,242	$74,925
Accounts payable	538,584	447,547
Accrued expenses	4,578,139	3,361,309
Deferred Revenue	145,463	405,841
Current note payable	--	100,000
Current portion of long-term debt	--	2,259
Total Current Liabilities	5,666,428	4,391,881

LONG-TERM DEBT
Notes payable, related parties	922,478	922,478
Convertible notes payable, related parties	245,000	245,000
Convertible notes payable, unrelated parties	331,756	726,717
Notes payable	--	14,961
Total Long-Term Debt	1,499,234	1,909,156
TOTAL LIABILITIES	7,165,662	6,301,037

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 23,456,951 and 18,852,141 shares
respectively issued and outstanding	23,457	18,852
Additional paid-in capital	34,184,868	31,667,590
Other comprehensive loss	(267,463)	(40,340)
Accumulated deficit	(34,408,370)	(35,247,620)
Total Stockholders' Deficit	(467,508)	(3,601,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,698,154	$2,699,519

The accompanying notes are an integral part of these condensed consolidated financial statements

                                                      ForeverGreen Worldwide Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

REVENUES, net	$15,880,244	$4,793,782	$40,544,486	$11,495,871
COST OF SALES, net	3,380,458	1,128,497	8,833,971	3,123,066
GROSS PROFIT	12,499,786	3,665,285	31,710,515	8,372,805

OPERATING EXPENSES
Sales and marketing	8,213,093	2,138,126	20,663,790	4,699,038
General and administrative	3,868,313	1,189,873	9,814,735	3,267,692
Depreciation and amortization	101,117	35,667	235,366	107,495
Total Operating Expenses	12,182,523	3,363,666	30,713,891	8,074,225

NET OPERATING INCOME (LOSS)	317,263	301,619	996,624	298,580

OTHER INCOME (EXPENSE)
Interest expense	(113,101)	(195,656)	(258,359)	(405,030)
Gain on conversion of convertible
notes payable	--	226,230	--	226,230
Gain on settlement of liability	--	--	114,398	--
Other Income (Expense)	(819)	(5,264)	(13,413)	(9,690)
Total Other Income (Expense)	(113,920)	25,310	(157,374)	(188,490)

Income (loss) from continuing operations before income tax provision	203,343	326,929	839,250	110,090

Income Tax Benefit	--	--	--	--

NET INCOME (LOSS)	$203,343	$326,929	$839,250	$110,090

BASIC AND DILUTED LOSS PER COMMON SHARE	$.01	$.02	$.04	$.01

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,880,454	15,549,967	20,660,217	15,325,987

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	21,777,684	16,729,794	21,557,447	16,504,514

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended September 30, 2014 and 2013 are as follows:
Net Income	$203,343	$326,929	$839,250	$110,090
Other Comprehensive Income (Loss) foreign currency translation	(210,622)	29,888	(227,123)	15,164
Comprehensive Income (Loss)	$(7,279)	$356,817	$612,127	$125,254

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine month period ended Sept 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$839,250	$110,090
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	250,104	107,713
Debt discount amortization	--	56,551
Expenses paid on behalf of the Company	--	13,240
(Gain) loss on settlement of liabilities	--	--
(Gain) on conversion of debt	--	(226,230)
Changes in operating assets and liabilities:
Accounts receivable	(312,724)	(717,119)
Deposits and other assets	(48,541)	(7,431)
Prepaid expenses	(1,151,301)	(79,872)
Inventory	(305,263)	(164,216)
Accounts payable-related parties	--	(21,636)
Accounts payable	8,609	(43,215)
Deferred revenue	(260,378)	94,812
Accrued expenses	1,420,257	921,953
Net Cash Provided by (Used in) Operating Activities	440,013	44,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,626,545)	(207,410)
Purchase of intangibles	(1,441)	(1,114)
Net Cash Used in Investing Activities	(1,627,986)	(208,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft, net	319,981	42,085
Net proceeds from banking line of credit	--	(97,039)
Proceeds from common stock issuance	2,004,257	300,000
Payments on notes payable	(17,220)	--
Payments on convertible notes payable	(100,000)
Proceeds from convertible note payable	--	111,760
Net Cash Provided by Financing Activities	2,207,018	356,806

Effect of Foreign Currency on Cash	(425,119)	(82,100)

NET INCREASE (DECREASE) IN CASH	593,926	110,822
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284,741	89,253
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$878,427	$200,075

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$217,859	$8,716
Cash paid for income taxes	--	--
SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES Debt discount on convertible notes	$--	$65,000
Common shares issued in conversion of debt and accrued interest	$521,882	$--

The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has been operationally profitable for the past five quarters and has incurred operating income during the nine months ended September 30, 2014 of $996,624, but the Company has an accumulated deficit totaling $34,408,370. The ability of the Company to continue as a going concern is dependent on consistently having continued profitable quarters.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at September 30, 2014 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On September 30, 2014 and December 31, 2013, the reserve for obsolete inventory had balances in the

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Inventory - continued

amount of $89,050 and $5,660, respectively. This increase of allowance is due to receiving some defective inventory that the Company is trying to return to the vendor.

Accounts Receivable

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at September 30, 2014 compared to an allowance of $29,234 at December 31, 2013.

Members are required to pay for products prior to shipment. Members typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of September 30, 2014 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended September 30, 2014 and 2013.

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2013 statement of operations and December 31, 2013 balance sheet have been reclassified to conform to the presentation in the September 30, 2014 financial statements. These amounts include cost of sales, sales and marketing, and general and administrative expenses.

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

NOTE 4 – NOTES PAYABLE

Long-term notes payable

Long term liabilities are detailed in the following schedules as of September 30, 2014 and December 2013:

	September 30 , 2014	December 31, 2013
Note payable to financial institution bearing interest at 7%, principle and interest due monthly, matures August, 2019, secured by equipment, on May 9, 2014 the Company paid off the note payable in full	$ --	$17,220
Less current portion of notes payable	--	(2,259)
Net Long-Term Liabilities	$ --	$14,961

Notes Payable as of September 30, 2014

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	12/31/2015
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	14%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	12/31/2015
$ 1,499,234	Total

On December 31, 2013 the Company received $100,000 cash from a non-related party to share in the expenses of recruiting new members.  The amount is due as expenses are reimbursable and bears 0% interest. At September 30, 2014 $0 remained of the $100,000.

On September 30, 2014 the Company converted a convertible note of $394,962 to 1,974,810 shares of common stock with a non-related party.  On September 30, 2014 the Company converted accrued interest of $126,920 for this same converted note to 630,000 of common stock with the same non-related party.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2013 the Company had recorded a $114,398 liability in accrued expenses for foreign sales tax. On June 4, 2014 this liability was settled and a gain of $114,398 was recorded in the nine months ending September 30, 2014.

NOTE 6 – INVENTORY

Inventories for September 30, 2014 and December 31, 2013 were classified as follows:

		September 30, 2014	December 31, 2013
Raw Materials		$890,162	$647,149
Finished Goods		581,183	429,855
Total Inventory		1,471,345	1,077,004
Less Reserve for Obsolete Inventory		(89,050)	(5,660)
Total Inventory (net of reserve)	$	$ 1,382,295	$1,071,344

NOTE 7 – COMMON STOCK

On September 30, 2014 a third party creditor converted a note payable of $394,962 to 1,978,810 shares of common stock with a conversion price of $.20. On September 30, 2014 the same third party creditor converted accrued interest of $126,920 to 630,000 shares of common stock with a conversion rate of $.20.

NOTE 8 – NEW SUBSIDIARIES

The Company has formed the following wholly-owned subsidiaries, ForeverGreen (HK) Limited in Hong Kong, FG International (India) LLP in India, and ForeverGreen Peru S.A.C. in Peru.  These subsidiaries are wholly-owned by the Company.

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

We intend to maintain our focus as a total lifestyle company, emphasizing our exclusive PowerStrips™, SolarStrips™ and BeautyStrips™ global product offerings. In addition, we intend to provide convenient whole food products for snacks, nutritional support and weight management as well as a strategic mix of essential oils and personal care products in selected markets. PowerStrips currently ship to 174 countries. As our international markets mature, additional products such as FrequenSea™, Pulse-8, and Thunder will be introduced to our most advantageous regions as part of the Build & Buy model, which was first unveiled in October 2014.

The Build & Buy strategy will allow the Company to increase sales of core product brands to new markets. Replicated websites for cross purchasing and cross promotion will continue to offer effective customer growth and retail options. We actively seek relationships with key vendors to continue to innovate and develop new exclusive products for our Members.

The FGXpress™ brand was introduced in November 2012, featuring the unique and proprietary PowerStrips natural pain relief product. The FGXpress model, also referred to internally as the envelope model, allows each product to be shipped to virtually any mailing address in the world in an envelope. Due to its flexibility and agility, this model continues to attract seasoned network marketing professionals and leaders to our independent distributor (Member) community. PowerStrips™ volume has become the significant revenue driver, with a sales trend averaging 30% growth per month since its launch in 2012.

 Revenue/Income Progression

Quarter	Revenue ($ Millions)	% Growth (Q vs. Q) ($ Millions)	Operating Income ($ Thousands)
Q1 2013	2.7		(96)
Q2 2013	4.0	48.7%	93
Q3 2013	4.8	19.6%	302
Q4 2013	6.3	30.6%	84
Q1 2014	10.5	66.7%	267
Q2 2014	14.1	34.3%	412
Q3 2014	15.9	12.8%	317

The recent global introductions of both SolarStrips and BeautyStrips have been well received by our Members. SolarStrips are an exclusive raw food nutrition breath strip product. The BeautyStrips system consists of a face mask and a serum, both specially developed with proprietary ingredients to enhance the healthy, youthful appearance of skin. SolarStrips, combined with the launch of BeautyStrips in October 2014, are projected to increase sales substantially during Q4 2014.

Key developments this period include several successful Member conferences around the world, including Latin America, Southeast Asia, Japan, Mexico, Europe and India. The Company also invested in monthly ‘fly-in’ events over the last quarter to introduce industry leaders to our products and business opportunity, resulting in measurable upticks in enrollment, sales activity and capital investments from multiple Member-leaders.

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

To keep pace with our market and product growth, we are actively expanding our international logistics centers, with particular emphasis in Southeast Asia, Hong Kong and Latin America, India and Europe. In Q3, we invested in our international expansion and infrastructure efforts by hiring country managers and presidents to help create a more aggressive presence in these countries.

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

Liquidity and Capital Resources

During the 2014 nine month period we financed our operations with revenues and $2,000,000 investment capital from the sale of common stock.  At September 30, 2014 we had cash and cash equivalents of $878,427, with a working capital deficit of $1,382,980.  We recognized revenues of $40,544,486 and recorded comprehensive income of $612,124 for the nine month period ended September 30, 2014 (“2014 nine month period”) compared to revenues of $11,495,874 and comprehensive income of $125,254 for the nine month period ended Sept 30, 2013 (“2013 nine month period”).

Based on the results of our operations at December 31, 2013, our independent auditors have expressed an opinion that there is substantial doubt as to our ability to continue as a going concern.  We have been operationally profitable for the past five quarters and have incurred operating income during the nine months ended September 30, 2014 of $839,247, but the Company has an accumulated deficit totaling $34,408,370.  Our ability to continue as a going concern is dependent on consistently having continued profitable quarters.

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

Commitments and Contingent Liabilities

Our total liabilities at September 30, 2014 were $7,165,662, compared to $6,301,037 at December 31, 2013.  This increase is primarily due to the following: (i) a large increase in accrued expenses of $1,216,830, this is due to more and more of our members choosing to use our eWallet commission payment plan which allows the member to leave all or some of what is owed them in a commission payable account.  This allows them to pay for future orders, etc. (ii) a net increase of bank overdraft of $329,317 due to the Company’s continued growth as commissions increase at the same rate as revenues. (iii) A decrease in deferred revenues of $260,378 due to timing of the end of the quarter. (iv) a decrease in convertible notes payable of $394,962 and related accrued interest of $126,920 due to the company converting the note to common stock (v) a decrease in notes payable of $117,220 due to the Company paying off current notes payable. (vi) an increase in accounts payable of $91,037 due to timing of the Company’s weekly accounts payable check run.

Results of Operations

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the 2014 nine month period and the year ended December 31, 2013.  The consolidated balance sheets and statements of operations includes ForeverGreen Worldwide and its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, and ForeverGreen Singapore.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF BALANCE SHEET	Nine month period ended September 30, 2014	Year ended Dec. 31, 2013
	(Unaudited)
Cash and cash equivalents	$878,427	$284,741
Total current assets	4,283,448	1,925,100
Total assets	6,698,154	2,699,519
Total current liabilities	5,666,428	4,391,881
Long-term debt	1,499,234	1,909,156
Total liabilities	7,165,662	6,301,037
Accumulated deficit	(34,408,370)	(35,247,620)
Total stockholders’ deficit	$(467,508)	$(3,601,518)

Our total assets increased to $6,698,154 at September 30, 2014 compared to $2,699,519 at December 31, 2013. The increase is primarily due to the following:  (i) an increase in cash of $593,686 due to increased revenues and from $2,000,000 in stock issued; (ii) $513,007 is sales booked on September 30, 2014 that were deposited during the period of October 1 to October 3, 2014; (iii) prepaid assets increased by $1,154,658 due to increased prepaid inventory, prepaid events that occurred the in a subsequent period, and prepaid rent for our new headquarter building; (iv) inventory increased by $310,951 to keep up with growing sales; (v) property and equipment increased by $1,457,412 due to management investing in new computer software and hardware, furniture and leasehold improvements for our new headquarter building; (vi) deposits and other assets increased by $267,028 due to management investing in international growth and a security deposit for our new head-quarters building.

Our total liabilities at September 30, 2014 were $7,165,662, compared to $6,301,037 at December 31, 2013.  This increase is primarily due to the following: (i) a large increase in accrued expenses of $1,216,830, this is due to more and more of our members choosing to use our eWallet commission payment plan which allows the member to leave all or some of what is owed them in a commission payable account.  This allows them to pay for future orders, etc. (ii) a net increase of bank overdraft of $329,317 due to the Company’s continued growth as commissions increase at the same rate as revenues. (iii) A decrease in deferred revenues of $260,378 due to timing of the end of the quarter. (iv) a decrease in convertible notes payable of $394,962 and related accrued interest of $126,920 due to the company converting the note to common stock.  (v) a decrease in notes payable of $117,220 due to the Company paying off current notes payable. (vi) an increase in accounts payable of $91,037 due to timing of the Company’s weekly accounts payable check run.

The following chart summarizes the consolidated financial statements of ForeverGreen Worldwide for the three and nine month periods ended September 30, 2014 and 2013.  The following chart is a summary of our financial statements for those periods and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATIONS	Three month period ended September 30,		Nine month period ended September 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Revenues, net	$15,880,244	$4,793,782	$40,544,486	$11,495,871
Cost of sales	3,380,458	1,128,497	8,833,971	3,123,066
Gross profit	12,499,786	3,665,285	31,710,515	8,372,805
Total operating expenses	12,182,523	3,363,666	30,713,891	8,074,225
Net income (loss) from continuing operations	317,263	301,619	996,624	298,580
Total other income (expense)	113,920	25,310	157,374	(188,490)
Net earnings (loss)	$203,343	$326,929	$839,250	$110,090
Net earnings (loss) per share both (basic) and diluted	$.01	$.02	$.04	$.01

We experienced a 252.7% increase in revenues for the 2014 nine month period over the 2013 nine month period and a 231.3% increase in revenues for the 2014 third quarter over the 2013 third quarter resulting from better than expected revenues from FGX PowerStrips sales, our best selling product, which makes up the majority of the increase in our revenues. Our revenue is also from the sale of various foods, other natural products, member sign ups and kits and freight and handling to deliver products to the members and customers.  We recognize revenue upon shipment of a sales order.

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

Cost of sales consists primarily of the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our members, plus credit card sales processing fees.  Cost of sales was approximately 21.8 % of revenues for the 2014 nine month period and 27.2% of revenues for the 2013 nine month period and 21.3% for the 2014 third quarter compared to 23.5% of revenues for the 2013 third quarter. The 2014 interim period decrease is primarily due to decreasing our product and shipping costs and the lower costs for our new product, FGX PowerStrips, which comprises a larger amount of sales in 2014.

Total operating expenses increased $30,713,891 for the 2014 nine month period compared to the 2013 nine month period and increased $12,182,523 for the 2014 third quarter compared to the 2013 third quarter period.   The majority of the increase is due to increased sales and marketing expenses related to commissions paid out to our members, the hiring of more employees, and the increase in business operations.

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

Impairment - We record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2013 and determined no adjustment to long-lived assets was needed. No impairment was recorded during the nine month period ended September 30, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2014 the Company issued 1,622,310 shares of common stock to Maestro Investments, LLC and issued 982,500 shares of common stock to Compass Equity Partners to convert a note payable of $394,962 with accrued interest of $126,920.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: November 13, 2014
By: /s/ Jack B. Eldridge Chief Financial Officer Treasurer	Date: November 13, 2014