Form 10-K
period 2014-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2015-03-24
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [  ]   No [X]

The aggregate market value of the 13,533,561 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($1.17) on the last business day of its most recently completed second fiscal quarter (June 30, 2014) was approximately $15,834,266.

The number of shares outstanding of the registrant’s common stock as of March 4, 2015 was 23,596,951.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	46
Signatures		47

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

Our Business

ForeverGreen Worldwide is a holding company that operates through its wholly owned subsidiary, ForeverGreen International, LLC (named alternately in this document as “the Company” or “FGI”). We have three key pillars of business with separate but complementary focus areas. These include, FGXpress, The Farmer’s Market, and the U of YOU personal development trainings.

FGXpress specializes in the exclusive production and marketing of PowerStrips™, a proprietary topical product that is listed with the U.S. Food and Drug Administration as a Class I Medical Device to offer the relief of minor aches and pains and improve the look and feel of skin. These patented topical adhesive strips are small, light, thin and inexpensive to ship in a greeting-card sized envelope, making the product available to customers all around the world. Because of this unique product positioning and configuration, the Company has elected to operate FGXpress as the business model of FGI.

The recent global introductions of both SolarStrips™ and BeautyStrips™ to the FGXpress model have been well received by our Members. SolarStrips are an exclusive raw food product. The BeautyStrips System consists of a face mask and a serum, both specially developed with proprietary ingredients to enhance the healthy, youthful appearance of skin.

The Farmer’s Market specializes in the development, manufacturing and marketing of a comprehensive line of raw/whole foods, meal replacements shakes, nutritional beverages, essential oils and marine phytoplankton products. Two key differentiators separate ForeverGreen from our competitors in the direct sales and traditional consumer spaces. One is our proprietary marine phytoplankton nutritional component which is sourced through exclusive strategic partnerships in both farming and processing. The other is our patent-pending Aqueous Molecular Partitioning (AMP™) technology which renders ingredients water-soluble without the use of chemicals or heat which may compromise the nutritional value or health benefits of many processed foods.

The U of YOU is a one-day experience designed to help us understand the power of creating a life of design, rather than one of default. At ForeverGreen we believe that people are our best products and the only sustainable element to our success. We believe U of YOU is ForeverGreen’s true “product development”. The experience is comfortable, entertaining and humorous, while deeply insightful and inspiring. The U of YOU is designed for everyone, be it for family and relationships, business and money, or even health, hope and joy. We believe it may connect you tangibly to your dreams, while bringing the most meaningful areas of your life into the brightest colors imaginable. The U of YOU is about purpose, passion, and you living your truths. The U of YOU has been shared in multiple countries around the world in multiple languages with our intent to create the same positive results and effect on its audience.

While we relentlessly strive to improve our products, processes and profitability, what truly sets FGI apart is the value system that underlies every aspect of our operations. We value timelessness over trends. Our products and business practices are consciously crafted so that our employees and worldwide community members will think of ForeverGreen as a lasting career home, not a “here-today, gone-tomorrow” profit opportunity to be consumed and discarded.

Kindness is more than a catch phrase at ForeverGreen. Our goal is for kindness to be at the core of how we treat everyone who comes in contact with our Company. Although we constantly aim for harmony and excellence, there are days when we disagree or make mistakes. When we discover a misalignment we deal with it directly, but in a respectful way that leaves our working relationships intact. We embrace the same growth and profit motives as any successful company, but we insist on using those profits to improve the world around us and touch as many lives as possible for the better. Every ForeverGreen Member and employee is encouraged to actively give back to their local communities through selfless acts of service. We model this expectation as a Company through various corporate outreach initiatives that include Operation Underground Railroad, Kiva, and Azul Wasi.

The Company delivers products through a direct sales model known as network marketing or multilevel marketing. This form of direct selling provides entrepreneurial opportunities to individuals, often with significantly lower barriers to entry (such as education, technical experience and startup costs) than most other traditional small business ventures. Although the industry does not escape the controversies that arise in any business environment, it is important to note that this marketing model has delivered many of the world’s most respected products and services for decades to a loyal and stable customer base. In keeping with our corporate philosophy, one of ForeverGreen’s fundamental objectives is to dignify the network marketing/direct sales profession through our conduct and the results we deliver.

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

Based upon management’s informal research, according to Direct Selling Association (DSA) estimates, U.S. direct retail sales increased by nearly 6% in 2012 from USD $29.87 billion to USD $31.63 billion. This increase accelerated a general upward trend that has been gaining momentum since 2009. The DSA estimates that by the end of 2012 nearly 16 million people were involved in direct selling in the United States. Although the industry technically experienced a small decline in participation over the past few years following a major surge after the

2008 financial crisis, this anomaly is offset by a significant and stable pattern of growth over the last ten years.

Estimates by the Direct Selling Association and other industry observers indicate that worldwide direct selling sales increased in 2013 by over 8% to nearly USD $180 billion. Globally the DSA estimates that 96 million people are active in direct selling and the Asia/Pacific region accounts for roughly half of this group, paralleling the worldwide growth percentage. Other high growth regions include South and Central America, Central and Eastern Europe and Asia; all areas where ForeverGreen is active, not only with a thriving independent member base, but also with a steadily expanding international office and distribution footprint.

By design, ForeverGreen has remained strategically positioned in direct sales product categories that have seen consistent growth and deliver a higher share of sales revenue. Wellness and personal products continue to be among the most popular and profitable direct sales items. Growing public concern over food additives, GMO products and the proliferation of food-related health problems suggests to management that demand for our products will remain strong for the foreseeable future. In addition, person-to-person sales, as practiced by ForeverGreen independent members, accounts for nearly two-thirds of industry-wide sales revenue in the U.S. and as much as 80% worldwide. The key industry indicators we monitor support our assertion that ForeverGreen is in the right space at the right time.

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

Other network marketing offerings compete with our FrequenSea™ product in the health beverage category. These competing products are based on a variety of fruit juices from around the world such as mangosteen, noni, açai and other fruit or plant ingredients. To our knowledge, our FrequenSea™ formulation is the first beverage or “juice product” to provide the benefits of marine phytoplankton in a proprietary whole-food tonic blend that includes ionic sea minerals, rose, ginger, aloe vera, frankincense, and other quality ingredients in a delicious base of cranberry, blueberry, and a twist of lime.

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

We also compete for Members (independent distributors) with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. Some of the dominant network marketing companies in our existing markets are Amway Corporation, Herbalife and NuSkin Enterprises, to name a few. We also compete with many smaller network marketing companies that also offer personal care products, health and nutrition products. We compete for new Members on the strength of our product line, leadership training, compensation plan, marketing focus, corporate values and management leadership strengths.

Products

ForeverGreen’s mission is to produce and deliver products that improve total health through a diet of whole foods and beverages and high-quality natural products as an alternative to fractionated, processed pills and supplements. We take pride in our commitment to offering all natural, clean, and/or organic products.

ForeverGreen Worldwide Corporation develops, manufactures and distributes an expansive line of all natural whole foods and products to North America, Australia, Europe, Asia and South America, including our global FGXpress envelope-model offerings, PowerStrips, SolarStrips and BeautyStrips. We also offer Azul™, Pure™ and FrequenSea™ whole-food products with industry exclusive marine phytoplankton, a line of hemp-based whole-food products immune support and weight management products, Pulse-8™ powdered L-arginine formula, 24-Karat Chocolate®, within our growing line of health and wellness products.

Our best-selling Farmer’s Market product is FrequenSea™, a whole-food beverage consisting of a proprietary blend of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a base of blueberry, cranberry and lime juice concentrate. Many of FrequenSea™’s ingredients are processed through a patent-pending process known as Aqueous Molecular Partitioning (AMP), which renders the ingredients water-soluble without using damaging chemicals or heat. FrequenSea™ is sold in single bottles, or four-bottle packs.

The marine phytoplankton in FrequenSea™ contains more than 200 different species of sea algae that are all processed through proprietary and patent-pending harvesting processes at a unique USD $30-million sea farm in the Pacific Northwest. A daily recommended amount of FrequenSea™ provides more than 66 vitamins and minerals and includes amino acids in a convenient bio-available form for easy ingestion and quick absorption. FrequenSea™ sales represent approximately 60% of Farmer’s Market product sales.

Azul is a rich-in-antioxidant, delicious powdered blend of 24 raw whole food and super fruit ingredients and probiotics that are naturally dried and blended to preserve their natural integrity. Introduced in 2009, Pulse-8 is a product designed to support heart health through a specific ratio of L-Arginine with marine phytoplankton.

Our whole food offerings consist of a variety of healthy, natural food products that are made to our proprietary specifications. Pulse™ based with hemp seed, consists of 17 different nuts, seeds, fruits, grains and other whole foods. Pulse™ is offered in various flavors. Pulse™ has natural unprocessed proteins, fibers, carbohydrates and other “AMPed” nutrients the body requires for optimal health.

Additionally, ForeverGreen offers our Members and customers a variety of pure, therapeutic-grade wild crafted essential oil singles and blends, sourced from all around the world. We believe there are many preventative and pleasurable ways to use essential oils topically, aromatically, as well as therapeutically, in personal care products.

With the introduction of 24-Karat Chocolate®, ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and processed without the fats, waxes and hormone-filled dairy milk common in many chocolate products. This naturally dark chocolate comes in individually wrapped Teasers, as well as in fondue chips. ForeverGreen’s 24-Karat Chocolate is also used as an ingredient in the weight management meal replacement products Thunder™ and Fixx™. Thunder is a meal replacement drink powder formulated to provide 28% of the protein the body needs in an apple fiber base with natural sweeteners and antioxidants for a healthy yet delicious experience.

FGI remains committed to providing innovative, natural products to retain exclusivity for our Members and customers.  Our products take advantage of the latest in nutritional research and are designed to be easy to use and easy to sell. We believe the efficacy of our products is measurable in their nutritional and health benefits.

We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers our exclusive products.  In November 2012, we launched a new model called FGXpress that allows us to broaden our global business reach to many more countries. PowerStrips™, a proprietary topical product that is listed with the U.S. Food and Drug Administration as a Class I Medical Device to offer relief of minor aches and pains and improve the look and feel of skin.. The recent global introductions of both SolarStrips™ and BeautyStrips™ to the FGXpress model have been well received by our Members. SolarStrips are an exclusive raw food nutrition supplement product. The BeautyStrips System consists of a face mask and a serum, both specially developed with proprietary ingredients to enhance the healthy, youthful appearance of skin. All three FGXpress products ship within our exclusive envelope model, bringing the power of the global economy to everyone’s doorstep.

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

We offer our products online and each Member Kit purchased also includes a virtual online website, known as a web office, designed for Members, where they can manage, monitor, and operate their businesses 24-hours a day from any location with Internet access. This site is password protected, exclusive to Members and provides access to Company news, order information, commission information, product tracking, product information, and a library of Company documents geared to help them with their business, such as frequently-asked questions and various forms and reference materials.

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

We rely on a network marketing system for the distribution of our products through our independent business owners (referred to as Members by ForeverGreen) and customers. Our revenue depends directly upon the sales efforts of our Members around the world. We distribute our products exclusively through independent Members who have contracted directly with us. Members are entitled to purchase products from us for personal use or for resale, depending on their market, and the sales by our Members have the potential to earn the Member commissions. Individuals who join as Members may enroll and sponsor other Members, and may further earn commissions from the resale of products. Our ForeverGreen compensation plan provides many different ways to earn income for our Members, from FastStart earnings, to downline commissions.

Distribution

Our main distribution center is located in Pleasant Grove, Utah near the main corporate office. We also have a fulfillment center in Auckland, New Zealand that improves our product delivery with cost savings and efficiencies for our Australian and New Zealand markets. In addition, we have ForeverGreen offices in Costa Rica, Colombia, Chile, and Peru, Singapore, Hong Kong, Japan and Mexico, but are using a third party in the Netherlands and Poland to service our Members in the European Union, and a third-party provider to distribute our products throughout Mexico. We buy raw materials from third-party suppliers, manufacture our whole-food products in-house and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, and more than 176 countries throughout the world.

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

Members assist their downline Members to successfully sponsor new members. While we provide product and Company brochures, magazines, websites, videos and other sales and marketing materials, our greatest success and retention comes from Members who are accountable and responsible for educating and training new Members with respect to our products and how to build and maintain a successful business.

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

Regular conference calls, the materials available online, training events, corporate events and Member Support offerings help to provide a duplicable business model that help new Members successfully begin their independent contractor business.

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the Company and the Member in accord with our policies and procedures. Any person may join the Company as a Member to purchase products for personal use or to build a sales organization. In order to become a Member, a person may purchase a non-commissionable online digital Member Kit which includes all the business building websites, multi-language web office and online library. No product purchases are required to become a Member, and large inventory product purchases are discouraged. However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales of a certain amount of volume are required.

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

Members must represent to potential Members that the receipt of commissions is based on sales and substantial efforts. Products may be promoted by personal contact or by literature produced or approved by the Company. In traditional retail environments, our products generally may not be sold, and the business opportunity may not be promoted.

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

Compensation Plan

We believe the ForeverGreen Hybrid Compensation Plan brings together the best of unilevel and binary compensation plans. Making an important contribution to the network marketing profession, ForeverGreen has introduced the breakthrough X-Tribe concept, described below. This plan is so simple that it can be explained on a napkin.  Each personally enrolled Member is part of two trees. The Enrollment Tree addresses the unilevel features of the plan, with no limit to how many Members can be enrolled per level. The Placement Tree addresses the binary features of the plan. Each Member can only have two organizational legs, so everyone contributes building their two legs by placing their enrollments underneath.

A ForeverGreen Member could begin their commissions earning by introducing people to their ForeverGreen business.  When their personally invited person makes the first purchase, the Member can earn a one-time 25% Fast Start Bonus.  We wanted to make sure everyone knew what to do to achieve success in this business; therefore we introduced the X-Tribe concept.  We believe X-Tribe is an easy road map to success in the ForeverGreen business. Each person begins building their X-Tribe by enrolling four people into their business.  They then teach each person to do the same.  When a person has four personally enrolled members and with 1000 points in their X-Tribe group, they can earn $100 or $200 depending on their personal contribution. The X-Tribe is the way to keep the beginner engaged. We believe when everyone is following the same actions the result can be impressive.

ForeverGreen also promotes team building. We believe that when people work as a team, they can be rewarded for their team actions. The Company pays 8% or 12% of their small leg organization’s purchases weekly. On top of the Team Bonus, leaders also can receive rewards from helping and leading their team. The Company pays a floating Matching Bonus up to 100% and four levels to leaders who achieve various ranks. We also offer lucrative one-time cash bonuses to people who reach new ranks for the first time. These cash bonuses range from $500 to $25,000 depending on the level of their success.

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

The ForeverGreen compensation plan provides weekly payout. To be eligible to participate in the plan, receive bonuses, earn rank advancements and to keep your carry-over from week to week, it is necessary to have an “active order” for 100 QV (qualifying volume) or at least 50 QV at all times. With every product purchase, this volume (QV) is “active” for the current weekly pay period plus three more (four weekly periods total). Without an active order, qualification expires after the fourth weekly pay period, which begins on Tuesday at 12 a.m. U.S Mountain Time and ends on Monday at 11:59 p.m. U.S. Mountain Time.

As with any business, individual results may vary, and will be based on the Member’s personal capacity, business experience, expertise and level of desire. There are no guarantees concerning the level of success ForeverGreen Members may experience. The examples used in FGI training materials are exceptional results, which may not apply to an average Member, and are not intended to represent or guarantee that anyone will achieve the same or similar results.

There are several ways for Members to get paid under the ForeverGreen compensation plan. The X-Tribe Bonus rewards duplication. The Team Bonus rewards Members for helping the leg that needs it most through training, mentoring and various forms of business support. The FastStart Bonus rewards enrollment activity with a 25% payout on the product orders of Personally Enrolled Members (PEM) during their first four weeks in the business. There is no limit to how many PEMs Members can enroll. The Rank Advancement Bonus rewards leadership development as a leader. Achieve a new rank once and get the title. Achieve it twice and get the bonus. The Matching Bonus rewards activity that supports the business growth of Personally Enrolled Members. This floating bonus provides a total payout of 62% from regular orders, and 87% from FastStart orders to qualified Members without jeopardizing The Company. ForeverGreen has published a detailed Compensation Plan Manual and supporting collateral training materials to assist Members in building their commission and bonus income.

Trademarks, Patents and Intellectual Property

We have secured, or are in the process of securing, trademark protection in the United States and around the world in markets where we currently do business or where we have a future strategic interest.  The Company holds multiple U.S. trademarks and no foreign trademarks. As we continue to expand internationally, trademark protection is increasingly important for brand recognition and Member and consumer loyalty. It is standard Company practice to follow through with ongoing trademark registration in the United States and other countries where we are experiencing growth.

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

Our exclusive PowerStrips product is listed with the FDA as a Class I Medical Device. ForeverGreen exercises special vigilance in the area of compliance. For this reason we employ a full time compliance team that closely monitors all Company and Member messaging and is empowered to edit or remove all non-compliant language pertaining to our products. This team reports directly to our corporate General Counsel.

Strategic Partnerships

Throughout 2014, we had the freedom to use any supplier to purchase raw materials. We used several different vendor sources since most of the raw materials were readily available in the marketplace. We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2014, we relied on two principal suppliers for our FrequenSea™ product. Marine Life Sciences provided the marine phytoplankton and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea™.

Although there are other providers in the world who claim to produce marine phytoplankton, our sourcing information indicates that the Marine Life Sciences product offers the best quality, the most ideal geographical location and the best harvesting and extraction methods. These factors contribute to the uniqueness and nutritional superiority of the marine phytoplankton component in our products.

In 2007, Marine Life Sciences, LLC, a Nevada limited liability company (MLS), acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms, Ltd. In 2008 ForeverGreen International entered into a worldwide marketing agreement with MLS, and the parties reviewed the quotas and market conditions to ensure the long-term stability of this key vendor relationship. MLS continues to share research results and other product data with ForeverGreen International and both parties have agreed to protect any proprietary information related to the product. The parties have further agreed to indemnify one another for any claims arising out of any action taken or omission by the other.

We retain the freedom to use any competitive suppliers to garner control over our product costs, quality and lead times for manufacturing and delivery. Our inventory control system ensures appropriate volumes of finished product based on the anticipated movement of each item in our catalog.

Government Regulation

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. To our knowledge, FGI’s method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale and direct selling activities in the United States, Mexico, Japan, Canada, Singapore, New Zealand, Australia, Germany, the Netherlands,  the United Kingdom, and many other markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramids,” “money games,” “business opportunity” or “chain sales” schemes that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and “cooling-off” rights for consumers and Members, require us or our Members to register with a governmental agency impose various regulatory requirements on us.

The purpose of these laws and regulations is to ensure that Members are being compensated for sales of products and not for recruitment of new Members. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in foreign countries where we have not yet established a local office, our Members and customers purchase product through a not-for-resale program enabling them to receive product for personal consumption, but not to retail the product to customers.

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

Employees

As of the date of this filing we have 97 full-time employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

The company has experienced, and continues to experience, tremendous growth both in the number of Members joining our company as well as sales revenues.  Our inability to raise additional capital or to obtain additional financing, if needed, could inhibit our ability to implement our business strategies and meet our goals. This, in turn, could slow the financial momentum the Company is currently experiencing.

We rely solely on one supplier for our marine phytoplankton and PowerStrips products and the loss of, or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of product supply could result in higher prices for these products. During 2014, the U.S. experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs.  Although oil and fuel costs have declined recently, in the event of an increase we may be unable to raise our prices in response to significant increases in the cost of raw materials or production and transportation costs of products, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

Historically we have had no claims and relatively little financial exposure from product claims.  We have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. As a result, we have elected to purchase product liability insurance which minimizes the Company’s financial risk.  If any of our products are found to cause any injury or damage, we believe the liability insurance coverage should substantially minimize the financial impact to the company.  However, there is some risk the Company will be subject an amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our reserves.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 32% of our outstanding shares of common stock as of March 4, 2015. As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions. Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

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

We have entered into agreements with Members and suppliers in foreign countries and we may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

ITEM 2.  PROPERTIES

On November 12, 2013 the Company signed a new seven year lease for its warehouse located in Pleasant Grove, Utah.  The lease rate for that building is $6,936 per month and the Company is leasing 11,187 square feet. On March 1, 2014 the Company signed a five year lease with Big Stick Enterprises LLC (who recently changed their name to Lindon CC, LLC) for our office head-quarters located in Lindon, Utah.  The lease rate for that building is $36,467 per month to lease 27,250 square feet.  The Company also has warehouse leases in Chile and Ecuador.  The Company leases office space in Orem, Utah, and in the countries of Japan,  Mexico, Colombia, Costa Rica, Ecuador, Singapore, Hong Kong, Taiwan, India, Philippines, and Peru.  (See Note 7 – Operating Leases of the financial statements.)

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low trading prices of our common stock for each quarter of the 2013 and 2014 years as reported by the OTC Bulletin Board.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2014		2013
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 2.00	$ 0.71	$ .21	$ 0.06
June 30	1.91	1.01	.45	.08
September 30	1.20	0.81	1.10	0.27
December 31	1.05	0.70	1.98	0.84

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

Holders

As of March 4, 2015, we had 139 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

On January 30, 2014 the Company sold 1,000,000 shares of common stock to Ya-Ya Legacy Trust for $1,000,000 cash.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On September 30, 2014 the Company issued 2,604,810 shares of common stock to Maestro Investments and Compass Investments to convert a note payable of $394,962 with accrued interest of $126,920.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On September 15, 2014 the Company issued 140,000 shares of restricted common stock at $1.07 to Craig Smith, an executive of the Company, to settle a prior year claim of $149,800.  All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), and FG International LLP (India).

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers our exclusive FGXpress products, PowerStrips™ SolarStrips™ and BeautyStrips™ products. In addition through the Farmer’s Market we will continue to share our FrequenSea™, organic chocolates, weight management products, convenient whole foods, personal care products and essential oils to our Members and customers. In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and Subsidiaries for the years ended December 31, 2014 and 2013.

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2014	% of Revenues	2013	% of Revenues
Revenues, net	$ 58,341,422		$ 17,757,388
Cost of sales	12,470,044	21.0%	4,749,298	26.7%
Gross profit	45,871,378	78.6%	13,008,090	73.3%
Selling and marketing expenses	29,740,084	51.0%	7,832,057	44.1%
General and administrative expenses	14,449,328	24.8%	4,793,204	27.0%
Total operating expenses	44,189,412	75.7%	12,625,261	71.1%
Net operating income	1,681,966	2.9%	382,829	2.2%
Total other expense	(565,795)	-1.0%	(265,987)	-1.5%
Income tax provision	87,459.1%		--	0.0%
Net income	1,028,712	1.8%	116,843.7%
Net income per share (basic and diluted)	$ 0.05		$ 0.01

We recognized product revenues of $58,267,466, royalty revenues of $5,029, and $68,927 other revenues for 2014 compared to product revenues of $17,466,415, royalty revenues of $290,973, and $0 other revenues for 2013.

The Company experienced a 229% increase in revenues in 2014 over 2013 resulting from a quarter over quarter increase in revenues. Our source of revenue is from the sale of various foods, other natural products, member sign up fees, kits, freight and handling to deliver products to the members and customers. This increase in revenues is directly related to the increased number of members and their business.  We recognize revenue upon shipment of a sales order.

Cost of sales consists primarily of the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our Members, plus credit card sales processing fees.  Cost of sales was approximately 21.0% of revenues for 2014 compared to 26.7 % of revenues for 2013.  The 2014 decrease is primarily due to decreasing our product and shipping costs.  During 2014, we were able to optimize pricing with several key vendors.  Product costs also decreased because the Company’s sales mix was more heavily weighted towards FGX PowerStrips.  The product and shipping costs for this product line is lower than our other FGI product lines.

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

Selling and marketing expenses include sales commissions paid to our members, special incentives, costs for incentive trips and other rewards incentives.  In 2014 this expense grew to 51% of revenues compared to 44.1% in 2013.  The increase is a result of two major factors; a) attracting additional leaders to the Company and b) the transition from the legacy ForeverGreen (FGI) marketing plan to the new more aggressive FGX marketing plan.

During 2014, Company management made a conscious effort to invite and attract significant direct marketing leaders to our Company.  The costs associated with this initiative have been recorded as selling and marketing expenses.  This strategy has been hugely successful as evidenced by the convincing increase in revenues.  The Company expects to realize continued benefits from the efforts this year to partner with recognized and respected industry leaders.

General and administrative expenses decreased as a percentage of revenues from 27.0% in 2013 to 24.8% in 2014.  The majority of the dollar increase is due to hiring more employees, the occupation of new corporate office space, professional fees, and increased travel cost.  Additionally, the Company started to make a matching contribution to the employee benefit plan.

Total other expense increased for 2014 compared to 2013 by $299,809.  The majority of the increase is due to a loss on the settlement of a prior year claim in 2014, not having gains on debt conversions or sale of assets as the Company did in 2013, and miscellaneous other expenses.

In 2014 the Company had an income tax provision of $87,459 compared to $0 in 2013.  Even though the Company has a large net operating loss, the Company had to expense the $87,459 due the alternative minimum tax law.

For the first time in Company history, the Company has generated annual net income in excess of $1 million.

Liquidity and Capital Resources

	Year ended December 31
SUMMARY OF BALANCE SHEET	2014	2013
Cash and cash equivalents	$ 580,522	$ 284,741
Total current assets	4,743,432	1,925,100
Total assets	7,709,633	2,699,519
Total current liabilities	8,086,341	4,291,881
Long-term debt	--	2,009,156
Total liabilities	8,086,341	6,301,037
Accumulated deficit	(34,218,908)	(35,247,620)
Total stockholders’ deficit	$ (376,708)	$ (3,601,518)

Our total assets increased to $7,709,633 at December 31, 2014 compared to $2,699,519 at December 31, 2013. The increase is primarily due to an increase in inventory, purchase of property and equipment, and cash and cash equivalents.

Our total liabilities at December 31, 2014 were $8,086,341 compared to $6,301,037 at December 31, 2013.  We note a major factor in the increase of current liabilities is the fact that debt of approximately $1.5 million is now due within the next twelve months.  The total liability increase reflects a net increase of accounts payable of $994,802 due to increased inventory purchases to support increasing revenues and supporting a much larger volume of business on a day to day basis.  Net deferred revenue decreased by $233,956 due to increased efficiency of shipping orders to our Members. Accrued expenses increased by $1,517,863 due to increased commissions payable resulting from higher revenues from our Members.  A net decrease in notes payable of $509,922 was due to a non-related party converting their convertible note payable and the Company paying off a note payable.

At December 31, 2014 the Company had cash and cash equivalents of $580,522, with a working capital deficit of $3,342,909.  This increase from the 2013 deficit of $2,366,781 was due to management investing in more assets, improving our information systems, expanding into new markets and reducing debt.  During 2014 the Company financed its operations with net cash flows from operations and the sale of common stock.

Management anticipates that future additional capital needed for cash shortfalls will be provided by either debt or equity financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  Any private placement likely will rely upon exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock then our shareholders may experience dilution in the value per share of their common stock.

	Year ended December 31
SUMMARY OF CASH FLOWS	2014	2013
Net cash provided by operating activities	$ 1,432,110	$ 127,275
Net cash used in investing activities	(2,395,328)	(438,267)
Net cash provided by financing activities	1,896,384	480,706
Effect of foreign currency on cash	(637,385)	25,774
Net increase in cash	$ 295,781	$ 195,488

The net cash provided by operating activities increased by $1,304,835 in 2014.  This increase is directly attributable to an increase in commissions payable and accounts payable.  Both are reflective of the increase in revenues.  Net cash used in investing activities increased by $1,957,061 in 2014.  This increase is due to the increase in capitalized computer software, capitalized computer hardware, and lease hold improvements for the new headquarters in Lindon Utah.  Net cash provided by financing activities increased by $1,415,678.  This increase is due to the proceeds from the sale of 2,000,000 shares of common stock. The effect of foreign currency on cash changed by $663,159 from 2014 to 2013.  This change is attributable to the Company expanding its operations into new international markets increasing its exposure to foreign exchange translation variances.

Commitments and Obligations

The Company has an agreement with one vendor, Marine Life Sciences, LLC, that  supplies 100% of a the marine phytoplankton included in several top selling products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease significantly. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

As of December 31, 2014 the Company has $1.5 million in debt that will be due in the next twelve months. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2014 and determined no adjustment to long-lived assets was needed.

The Company adjusts its inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $40,000 and $5,660 to present them at their lower of cost or market in our consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

In determining the allowance for doubtful accounts, the Company evaluates the collectability of its accounts receivable and member advances based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), the Company records a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer’s ability to meet its financial obligation to us or higher than expected customer defaults), the Company’s estimates of the recoverability of amounts could differ from the actual amounts recovered.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

INDEX

Report of Independent Registered Public Accounting Firm

23

Consolidated Balance Sheets

24

Consolidated Statements of Operations and Comprehensive Income

25

Consolidated Statements of Stockholders’ Deficit

26

Consolidated Statements of Cash Flows

27

Notes to the Consolidated Financial Statements

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ForeverGreen Worldwide Corporation

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ForeverGreen Worldwide Corporation as of December 31, 2014 and 2013, and the results of their operations and comprehensive income (loss) and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 23, 2015

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$580,522	$284,741
Restricted cash	589,449	--
Accounts receivable, net	530,509	395,058
Member advances	381,500	--
Prepaid expenses and other assets	644,189	173,957
Inventory	2,017,263	1,071,344
Total Current Assets	4,743,432	1,925,100

PROPERTY AND EQUIPMENT, net	2,565,003	461,124

OTHER ASSETS
Deposits and other assets	208,795	13,582
Intangible assets	192,403	299,713
Total Other Assets	401,198	313,295
TOTAL ASSETS	$7,709,633	$2,699,519

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$93,701	$74,925
Accounts payable	1,442,349	447,547
Accrued expenses	4,879,172	3,361,309
Deferred Revenue	171,885	405,841
Convertible notes payable, related parties	922,478	--
Notes payable, related parties	245,000	--
Convertible notes payable, unrelated parties	331,756	--
Current portion of long-term debt	--	2,259
Total Current Liabilities	8,086,341	4,291,881

LONG-TERM DEBT
Convertible notes payable, related parties	--	922,478
Notes payable, related parties	--	245,000
Convertible notes payable, unrelated parties	--	826,717
Notes payable	--	14,961
Total Long-Term Debt	--	2,009,156
TOTAL LIABILITIES	8,086,341	6,301,037

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 23,596,951 and 18,852,141 shares
respectively issued and outstanding	23,597	18,852
Additional paid-in capital	34,263,045	31,597,029
Accumulated other comprehensive (income)/loss	(444,442)	30,221
Accumulated deficit	(34,218,908)	(35,247,620)
Total Stockholders' Deficit	(376,708)	(3,601,518)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,709,633	$2,699,519
The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	December 31, 2014	December 31, 2013

TOTAL REVENUES, net	$58,341,422	$17,757,388
COST OF SALES, net	12,470,044	4,749,298

GROSS PROFIT	45,871,378	13,008,090

OPERATING EXPENSES
Sales and marketing	29,740,084	7,832,057
General and administrative	14,449,328	4,793,204
Total Operating Expenses	44,189,412	12,625,261

NET OPERATING INCOME	1,681,966	382,829

OTHER INCOME (EXPENSE)
Gain on debt converted for common stock	--	235,170
Gain on sale of assets	--	142,772
Loss on settlement of litigation	--	(77,500)
Loss on settlement of claim	(149,520)	--
International expansion expense	--	(93,043)
Other expense	(98,309)	--
Interest expense	(317,966)	(473,385)
Total Other Expense	(565,795)	(265,986)

Income before income tax provision	1,116,171	116,843
Income Tax Provision (Benefit)	87,459	--

NET INCOME	$1,028,712	$116,843

BASIC AND DILUTED INCOME PER COMMON SHARE	$.05	$.01

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	21,406,572	15,584,634

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	22,203,756	16,684,609

COMPREHENSIVE INCOME
A summary of the components of other comprehensive income/(loss) for the fiscal years ended December 31, 2014 and 2013 is as follows:
Net Income	$1,028,712	$116,843

Other Comprehensive Income/(Loss) – foreign currency translation	(474,663)	4,456

Comprehensive Income	$554,049	$121,299

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2014 and 2013

					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2012			15,212,141	15,212	30,902,669	(35,364,463)	25,765	(4,420,817)

Common stock issued for cash			600,000	600	299,400			300,000

Common stock issued for
conversion of debt			3,040,000	3,040	304,960			308,000

Beneficial conversion feature								90,000
on notes payable					90,000

Foreign currency translation							4,456	4,456

Net income for the period
ended December 31, 2013						116,843		116,843

Balance, December 31, 2013	--	--	18,852,141	18,852	31,597,029	(35,247,620)	30,221	(3,601,518)

Common stock issued for cash per share			2,000,000	2,000	1,998,000			2,000,000

Common stock issued for
conversion of debt			2,604,810	2,605	518,636			521,241

Restricted Shares issued for
settlement of claim			140,000	140	149,380			149,520

Foreign currency translation							(474,663)	(474,663)

Net income for the period ended December 31, 2014						1,028,712		1,028,712

Balance, December 31, 2014	--	--	23,596,951	$23,597	$34,263,045	$(34,218,908)	$(444,442)	$(376,708)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,028,712	$116,843
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	377,431	153,157
Debt discount amortization	--	99,805
(Gain) loss on settlement of liabilities	--	(235,170)
Expenses paid on behalf of the Company	--	19,429
Loss on settlement of claim	149,520	--
Changes in operating assets and liabilities:
Restricted cash	(589,449)	--
Accounts receivable	(140,615)	(122,864)
Member advances	(381,500)	--
Prepaid expenses	(452,293)	(126,556)
Deposits and other assets	(48,700)	(45,212)
Inventory	(945,919)	(538,995)
Accounts payable	949,635	(405,288)
Accounts payable – related parties	--	(54,494)
Deferred revenue	(233,956)	292,756
Accrued expenses	1,719,244	973,864
Net Cash Provided by Operating Activities	1,432,110	127,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	(1,263)	(1,119)
Purchases of property and equipment	(2,394,065)	(437,148)
Net Cash Used in Investing Activities	(2,395,328)	(438,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	9,440	25,050
Net proceeds from banking line of credit	--	(97,039)
Payments on notes payable	(17,220)	(2,877)
Payment of convertible note payable	(100,000)	255,571
Proceeds from common stock issuance	2,004,164	300,001
Net Cash (Used in) Provided by Financing Activities	1,896,384	480,706
Effect of Foreign Currency on Cash	(637,385)	25,774

NET INCREASE (DECREASE) IN CASH	295,781	195,488

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284,741	89,253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$580,522	$284,741

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$317,966	$135,429
Cash paid for income taxes	--	--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recording of the debt discount convertible note	$--	$90,000
Conversion of debt and accrued interest for equity	521,882	543,170
Write off of PP&E (fully depreciated)	--	58,756
Common stock issued for settlement of claim	149,520	--

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On May 24, 2000 the Company entered into an agreement to merge with Whole Living, Inc., a Nevada Corporation (WLN), which was a non-operating public company with cash of $150,000 and a note receivable of $650,000 from Whole Living, Inc. (Utah) for funds advanced in contemplation of the merger. Pursuant to the merger, WLN issued 6,000,000 shares of common stock to the shareholders of the Company for all outstanding stock of the Company. The merger was recorded as a reverse merger, with Whole Living, Inc. (Utah) being the accounting survivor. A reverse merger adjustment was made to the books of the Company to reflect the change in capital to that of WLN. No goodwill or intangible assets were recorded in the reverse acquisition.

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

ForeverGreen International, LLC was organized on February 19, 2003 in the state of Utah. The Company engages in the marketing and distribution of chocolate and various natural food products, oils and bath salts. In August 2005 the Company introduced FrequenSea™, a nutritional beverage which includes marine phytoplankton, which helped the Company to increase sales dramatically. ForeverGreen International, LLC does business under the name of ForeverGreen International, and maintains its headquarters in Lindon, Utah.

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

On October 15, 2006, Whole Living, Inc. entered into an agreement to purchase the remaining 77% interest of ForeverGreen International, LLC and to formally merge with Brain Garden Inc., a wholly owned subsidiary of Whole Living, Inc., to become effective December 31, 2006. They announced they would change the combined company name to ForeverGreen Worldwide Corporation. The combined company sells products in the United States, Canada, Australia, New Zealand, Singapore, Japan, United Kingdom, the Netherlands, and Germany and

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

a. Organization - continued

currently has plans to expand into other areas of the world. Whole Living, Inc. changed its name to ForeverGreen Worldwide Corporation in December 2006.

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

b. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2014 and 2013 include the books of ForeverGreen Worldwide Corporation (Nevada) and it’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. These wholly owned subsidiaries include ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), and FG International LLP (India).

c. Recognition of Revenue

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

d. Accounts Receivable and Member Advances

In 2014 the Company’s accounting method changed for accounts receivable.  The majority of accounts receivable are now sales deposits processed by third parties from the prior one to three business days that have not posted to the Company’s bank account. Other accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. The accounts receivable are made up of fees and

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

d. Accounts Receivable and Member Advances - continued

royalties owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. An allowance of $0 and $29,234 had been recorded at December 31, 2014 and 2013, respectively.

Members are required to pay for products prior to shipment. Members typically pay for products by credit cards, wire transfer, e-wallet accounts, other payment cards, and cash. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.  In 2014, in order to increase business, the Company advanced $381,500 to new Members to assist them with building their businesses. An allowance of $0 and $0 has been recorded at December 31, 2014 and 2013, respectively for uncollectable advances.

e. Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Our potentially dilutive shares, which include convertible debentures amounting to 797,184 and 1,099,975 were included as of December 31, 2014 and 2013, respectively.

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

In 2014 the Company began using a new credit card processor to better serve our members world-wide. Due to the risk factor of member chargebacks the new processor required a reserve be created by reserving 10% of all transactions that they processed.  The reserve is revolving meaning six months after the beginning of the reserve the Company will receive back the 10% collected during the first of the reserve.  This will continue on a monthly basis. At December 31, 2014 the total amount of this reserve was $589,449 which is presented as restricted cash on the balance sheet.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

h. Property and Equipment – continued

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2014 and 2013 is $284,694 and $62,325, respectively.

i. Long-Lived Assets

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company determined no impairment adjustment was needed based on the analysis for the years ended December 31, 2014 and 2013.

j. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On December 31, 2014 and 2013 there was an allowance for obsolete inventory in the amount of $40,000 and $5,660, respectively.

k. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2014 and 2013.

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

m. Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and investments may be in excess of the FDIC insurance limit. The accounts are insured by the

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

m. Concentrations - continued

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

o. Intangible Assets

Intangible assets consist of patent costs, trademark costs and the customer base. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. The Customer base is amortized over 10 years. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis of the technology and future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the years ended December 31, 2014 and 2013.

p.   Deferred Revenue

The Company recognizes revenues upon the shipment of product. As of December 31, 2014, the Company had received payment of $171,885 for sales which were not shipped as of the period end and as such recorded deferred revenue of $171,885 compared to $405,841 for December 31, 2013.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

r.  Recent Accounting Pronouncements - continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

s.  Advertising

Advertising cost are expensed as incurred and are presented as part of the general and administrative expense.  Advertising expense totaled $84,843 in 2014 compared to $18,728 in 2013.

t.   Shipping and Handling

The Company’s shipping and handling costs are included in the cost of sales for all periods presented. Shipping and handling revenues are included in total revenues, net for all periods presented.

u. Sales and Marketing

Selling and marketing expenses include sales commissions paid to our members, special incentives, costs for incentive trips and other rewards incentives.

NOTE 2 – RESTRICTED CASH

In 2014 the Company implemented a new credit card processor option to better serve our members world-wide. Due to the risk factor of member chargebacks, the new processor required that a 10% reserve of all processed transactions be held.  This is a six month revolving reserve until the contract is terminated. At December 31, 2014 the total amount of this reserve was $589,449.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated lives of the property and equipment. Depreciation expense was $284,694 and $62,325 for the years ended December 31, 2014 and 2013, respectively.

Property and equipment consists of the following at December 31, 2014 and 2013:

	2014	2013
Leasehold improvements	$ 571,639	$ 57,846
Office furniture & fixtures	761,557	179,478
Equipment	597,362	458,414
Vehicles	72,154	56,548
Computer equipment	929,284	653,520
Computer software	1,780,508	912,455
Total Fixed Assets	4,712,504	2,318,261
Accumulated depreciation	(2,147,501)	(1,857,137)
Property and equipment, net	$ 2,565,003	$ 461,124

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2014 and 2013:

	2014	2013
Accrued employee benefits	$ 185,111	$ 115,172
Accrued taxes	925,853	2,215,648
Accrued member commissions	2,748,565	727,624
Other accrued liabilities	1,019,643	302,865
Total	$4,879,172	$ 3,361,309

NOTE 5 – NOTES PAYABLE

Long-term liabilities are detailed in the following schedules as of December 31, 2014 and 2014:

	2014	2013
Convertible notes payable, related parties	$ 922,478	$ 922,478
Notes payable, related parties	245,000	245,000
Notes payable, unrelated parties	331,756	826,717
Note payable to financial institution bearing interest at 7%, principle and interest due monthly, matures August, 2019, secured by equipment	--	17,220
Less current portion of Notes Payable	(1,499,234)	(2,259)
Net Long-Term Liabilities	$ --	$ 2,009,156

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 5 – NOTES PAYABLE - CONTINUED

2014 NOTES PAYABLE

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

NOTE 6 – COMMON STOCK

On January 29, 2014 1,000,000 shares of stock were purchased by a non-related party at $1.00 per share.

On January 30, 2014 1,000,000 shares of stock were purchased by a non-related party at $1.00 per share.

On September 30, 2014 a non-related party converted a note payable in the amount of $394,962 in principle and $126,962 in accrued interest to common stock.  It was converted at $.20 per share for 2,604,810 shares.

On September 15, 2014 an executive of the Company was issued 140,000 shares of restricted common stock at $1.07 to settle a prior year claim which has been recorded as a loss on settlement of claim in the statement of operations.

NOTE 7 – OPERATING LEASES

The Company has operating leases as follows:

Country	Start Date	End Date	Monthly Payments
Ecuador Office	2/24/2014	2/24/2016	$ 672
Ecuador Warehouse	2/24/2014	2/24/2016	$ 122
Chile Office	Month to Month		$ 679
Chile Warehouse	Month to Month		$ 114
Colombia Office	7/15/2013	7/15/2015	$ 914
Costa Rica Office	6/1/2012	5/31/2015	$ 1,900
Mexico Office	Month to Month		$ 1,805
Peru Office	8/1/2014	7/31/2015	$ 700
Japan Office	10/1/2014	9/30/2016	$ 2,104
Singapore Office	9/1/2014	2/28/2015	$ 3,553
Hong Kong Office	8/15/2014	8/14/2017	$12,466
Taiwan Office	11/29/2014	11/28/2015	$ 1,188
India Office	8/12/2014	7/31/2023	$ 4,574
US Headquarters	3/1/2014	2/28/2019	$36,467
US Office	Month to Month		$ 8,750
US Warehouse	1/1/2013	12/31/2020	$ 6,936

  FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 7 – OPERATING LEASES - CONTINUED

                                  Total Lease Commitments:

2015	$ 905,188
2016	767,315
2017	700,332
2018	628,829
2019	221,894
2020	146,923
Total	$3,370,481

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2014 and 2013.

	2014	2013
Customer Base	$ 855,900	$ 855,900
Trademarks	70,354	85,320
Less accumulated amortization	(733,851)	(641,507)
Net intangible assets	$ 192,403	$ 299,713

Trademark, patent and customer based amortization expense for the years ended December 31, 2014 and 2013 were $92,625 and $92,559, respectively.  The estimated amortization for the next five years is as follows:

           2015   $92,600

           2016   $92,600

           2017   $  7,500

           2018   $  7,500

           2019   $  7,500

NOTE 9 – INVENTORIES

Inventories for December 31, 2014 and 2013 were classified as follows:

	2014	2013
Raw Materials	$ 1,271,915	$ 647,149
Finished Goods	785,348	429,855
Total Inventory	2,057,263	1,077,004
Less Reserve	(40,000)	(5,660)
Total Inventory (net of reserve)	$ 2,017,263	$ 1,071,344

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 10 – PROVISION FOR INCOME TAXES

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

	For the Years Ended
	December 31,
	2014	2013
Income tax calculated at the
federal statutory rate	$ 377,425	$ 43,582
Permanent items	956,370	--
Foreign rate differential	(32,013)	--
Foreign tax credits	(48,073)	--
Inventory reserve	--	2,111
State tax (benefit) expense	196,052	3,506
Other	--	(34,525)
Employee expenses	--	(513)
Change in valuation allowance	(1,362,302)	(14,161)
Total provision for income taxes	$ 87,459	$ --

Net deferred tax assets consist of the following components as of:

	December 31,
	2014	2013

Net operating loss carryforwards	$ 6,895,359	$ 8,936,129
Accrued commissions	788,690	--
US federal credits	107,891	--
Charitable donations	19,552	136
Inventory reserve	89,212	66,287
Allowance for doubtful accounts	--	15,753
Employee accruals	66,442	44,898
Depreciation and amortization	(444,029)	(177,783)
Valuation allowance	(7,523,117)	(8,885,420)
Net deferred taxes	$ --	$ --

During the year, the Company made certain return-to-provision adjustments to its deferred tax balances of approximately $1.6 million mostly related to U.S. federal and state net operating losses.  These adjustments were entirely offset by the Company’s valuation allowance, which resulted in no impact to income tax expense.

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2014. Factors considered in this assessment include recent and expected future earnings and the Company’s

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 10 – PROVISION FOR INCOME TAXES- CONTINUED

liquidity and equity positions. As of December 31, 2014 and 2013, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2014, the Company has U.S. federal and state net operating loss carry forwards of $17,689,114 and 17,471,893, respectively. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2014, and 2013, the Company did not recognized any interest or penalties in its Statement of Operations, nor did it have any accrued interest or penalties relating to unrecognized benefits.

The tax years 2014, 2013, 2012, 2011, 2010, and 2009 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 12 – EMPLOYEE BENEFIT PLAN

The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 21 years of age and have met a six-month service requirement. The Company makes a matching contribution equal to 100 percent of the first two percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds two percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest equally over a four year service period. Contributions made by the Company to the plan in the United States for the years ended 2014 and 2013 were $104,805 and $0 respectively.

NOTE 13 – RECLASSIFACTION OF FINANCIAL STATEMENT ACCOUNTS

The Company has reclassified $70,561from accumulated other comprehensive income to additional paid in capital (APIC) in December 31, 2013 balance sheet and statement of stockholders equity to conform to the 2014 presentation due to the elimination of intercompany APIC.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 14 – CONCENTRATION OF RISK

The Company purchased two significant products from two separate independent suppliers during the years ended December 31, 2014 and 2013.  These materials are significant in several of our top selling products.   If our vendors were to discontinue supplying those materials, it could decrease sales significantly.  The Company recognizes there are other providers, but consider these suppliers to have the very best quality.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that as of December 31, 2014, these disclosure controls and procedures were effective.

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

For the year ended December 31, 2014, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting was not effective at that reasonable assurance level for the period covered by this report.  In the prior year, areas of internal control ineffectiveness were listed.

Changes in Internal Controls over Financial Reporting

Our Chief Financial Officer has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014.

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

Name	Age	Position Held	Term of Director
Ronald K. Williams	53	Chairman of the Board President Chief Executive Officer	From January 2006 until our next annual meeting
Jack B. Eldridge, Jr.	51	Chief Financial Officer Treasurer
George H. Brimhall II	73	Director	From April 2008 until our next annual meeting
John S. Clayton	50	Director Secretary	From April 2008 until our next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2014, we believe all reports were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Ronald K Williams CEO	2013	$ 167,485	$ 28,681 (1)	$ 196,166
	2014	$ 184,034	$ 405,825 (1)	$ 589,859
Jack B. Eldridge, Jr. CFO	2013	$ 42,752	$ 0	$ 42,752
	2014	$ 137,500	$ 7,300	$ 144,800

(1)  Represent sales and growth incentives.

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2014.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2014.

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 23,596,951 shares of common stock outstanding as of March 4, 2015.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald K. Williams	1,883,128	7.98
Jack B. Eldridge, Jr.	109,799	Less than 1%
George H. Brimhall II	3,859,404 (1)	16.35

MANAGEMENT - continued
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
John S. Clayton	1,574,648 (2)	6.67
All executive officers and directors as a group	7,426,979	31.47
(1) Represents 1,796,439 shares held by Mr. Brimhall and his spouse, 1,905,965 shares held by GBB Trust and 157,000 shares held by G&B Family, LLC.
2) Represents 407,022 shares held by Mr. Clayton and 1,167,626 shares held by his company, First Equity Holdings Corp.

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

As of December 31, 2014 the Company owed a total amount of $485,000 in principal plus $324,228 of accrued interest to First Equity Holdings Corp., a corporation owned by John S. Clayton, our Director and Secretary.  The amount represents a 2008 note payable with 10% interest which is due on demand.

As of December 31, 2014 the Company owed a total of $245,000 in principal plus $86,083 of accrued interest to George Brimhall, our Director.  During 2010 the Company borrowed $45,000 from Mr.  Brimhall and issued a convertible note payable with a conversion rate of $0.15 per share, interest at 14% and payable on December 31, 2015.  The Company borrowed an additional $200,000 from Mr. Brimhall in 2011 with a conversion rate of $0.20 per share, interest at 14% and payable on December 31, 2015.

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

	2014	2013
Audit fees	$ 72,500	$ 72,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 22 through 39.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: March 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: March 23, 2015
By: /s/ Jack B. Eldridge, Jr. Jack B. Eldridge, Jr. Chief Financial Officer, Treasurer	Date: March 23, 2015
By: /s/ John S. Clayton John S. Clayton Director, Secretary	Date: March 23, 2015