Form 10-Q
period 2015-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2015-05-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 5, 2015 was 23,596,951.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 6.  Exhibits

16

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2015 and 2014 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month periods ended March 31, 2015 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$474,847	$580,522
Restricted cash	486,749	589,449
Accounts receivable, net	952,589	530,509
Member advances	539,608	381,500
Prepaid expenses and other assets	780,873	644,189
Inventory	1,912,989	2,017,263
Total Current Assets	5,147,655	4,743,432
PROPERTY AND EQUIPMENT, net	2,836,264	2,565,003
OTHER ASSETS
Deposits and other assets	217,866	208,795
Intangible assets	168,074	192,403
Total Other Assets	385,940	401,198
TOTAL ASSETS	$8,369,859	$7,709,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$174,061	$93,701
Accounts payable	2,101,254	1,442,349
Accrued expenses	4,278,317	4,879,172
Deferred Revenue	389,672	171,885
Notes payable, related parties	922,478	922,478
Convertible notes, related parties	245,000	245,000
Convertible notes payable, unrelated parties	331,756	331,756
Total Current Liabilities	8,442,538	8,086,341

TOTAL LIABILITIES	8,442,538	8,086,341

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 23,596,951 and 23,596,951 shares
issued and outstanding, respectively	23,597	23,597
Additional paid-in capital	34,263,045	34,263,045
Accumulated other comprehensive income/(loss)	(475,791)	(444,442)
Accumulated deficit	(33,883,530)	(34,218,908)
Total Stockholders' Deficit	(72,679)	(376,708)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,369,859	$7,709,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	March 31, 2015	March 31, 2014

TOTAL REVENUES, net	17,198,940	10,536,402
COST OF SALES, net	4,193,201	2,559,005

GROSS PROFIT	13,005,739	7,977,397

OPERATING EXPENSES
Sales and marketing	8,188,261	5,020,046
General and administrative	4,405,665	2,690,349
Total Operating Expenses	12,593,926	7,710,395

NET OPERATING INCOME	411,813	267,002

OTHER INCOME (EXPENSE)
Other expense	(19,116)	(11,099)
Interest expense	(57,319)	(74,851)
Total Other Expense	(76,435)	(85,950)

Income before income tax provision	335,378	181,052
Income Tax Provision (Benefit)	--	--

NET INCOME	$335,378	$181,052

BASIC AND DILUTED INCOME PER COMMON SHARE	$.01	$.01

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	23,593,951	20,241,030

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	27,680,974	21,069,681

COMPREHENSIVE INCOME
A summary of the components of other comprehensive income/(loss) for the fiscal periods ended March 31, 2015 and 2014 is as follows:
Net Income	$335,378	$181,052

Other Comprehensive Income/(Loss) – foreign currency translation	(31,349)	(12,695)

Comprehensive Loss	$304,029	$168,357

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335,378	$181,052
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	161,821	69,918
Changes in operating assets and liabilities:
Restricted cash	102,699	--
Accounts receivable	(422,947)	(702,631)
Prepaid expenses	(150,312)	(403,088)
Member advance	(158,107)	--
Deposits and other assets	727	(93,309)
Inventory	46,499	146,697
Accounts payable	1,180,034	141,768
Deferred revenue	217,787	(214,571)
Accrued expenses	(1,127,223)	681,148
Net Cash Provided by (Used in) Operating Activities	186,356	(193,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangibles	--	(325)
Purchases of property and equipment	(397,765)	(305,898)
Net Cash Used in Investing Activities	(397,765)	(306,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	86,353	3,870
Payments on notes payable	--	(92,886)
Proceeds from common stock issuance	--	1,700,000
Net Cash Provided by Financing Activities	86,353	1,610,984
Effect of Foreign Currency on Cash	19,381	15,759

NET INCREASE (DECREASE) IN CASH	(105,675)	1,127,504

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	580,522	284,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$474,847	$1,412,245

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$57,319	$74,858
Cash paid for income taxes

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for subscription receivable	$--	$300,000
The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at March 31, 2015 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Such potentially dilutive shares are excluded when the effect would be anti-dilutive.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On March 31, 2015 and December 31, 2014, the reserve for obsolete inventory had balances in the amount of $40,000 and $40,000, respectively. This increase of allowance is due to receiving some defective inventory that the Company is trying to return to the vendor.

Accounts Receivable and Member Advances

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at March 31, 2015 or at December 31, 2014.

Members are required to pay for products prior to shipment. Members typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.  In order to increase business, the Company

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Accounts Receivable – continued

advanced $539,608 to new Members to assist them with building their businesses. No allowance has been recorded for uncollectable advances.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of March 31, 2015 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended March 31, 2015 and 2014.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Notes payable as of March 31, 2015

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party	.15	10/7/2010	14%	12/31/2015

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – DEBT - continued

Notes payable as of March 31, 2015 - continued

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 200,000	Convertible, Related party	.20	1/19/2011	14%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	14%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	15%	12/31/2015
$ 1,499,234	Total

On February 25, 2015, the Company signed a $1,000,000 line of credit promissory note with a non-related party with an 8% interest rate and a repayment date of December 31, 2015.  The note holder has the option to convert the note into common stock at a conversion rate of $.70 per share.  The draws on the line of credit as of March 31, 2015 totaled $0.

NOTE 4 - MEMBER ADVANCES

The Company has advanced amounts to three Members in the amount of $539,608.  The first Member’s advance amount of $365,000 is due on demand and bears a 10% compound annual interest rate.  The second Member’s advance amount of $168,608 bears an 8% compound annual interest rate is to be repaid in future commissions owing to the Member up through December 31, 2015 and starting in 2016 is to be repaid in $8,000 monthly payments or 9% of future commissions, whichever is greater.  The remaining $6,000 represents amounts advanced to another member and is due on demand and bears no interest.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would have a material impact on the financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – INVENTORY

Inventories for March 31, 2015 and December 31, 2014 were classified as follows:

	March 31, 2015	December 31, 2014
Raw Materials	$1,188,062	$1,271,915
Finished Goods	764,927	785,348
Total Inventory	1,952,989	2,057,263
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$1,912,989	$2,017,263

NOTE 7 – NEW SUBSIDIARIES

During the three month period ended March 31, 2015, the Company has formed the following wholly-owned subsidiaries, Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L.  These subsidiaries are wholly-owned by the Company.

NOTE 8 – SUBSEQUENT EVENTS

On February 25, 2015, the Company signed a $1,000,000 line of credit promissory note with a non-related party with an 8% interest rate and a repayment date of December 31, 2015.  The note holder has the option to convert the note into common stock at a conversion rate of $.70 per share.  The draws on the line of credit between April 22, 2015 and the date of this filing total $990,000.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), FG International LLP (India), Forevergreen Puerto Rico LLC and Forevergreen Dominicana S.R.L. (Dominican Republic).

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

During the first quarter of 2015 the Company experienced exciting updates and international expansion that included:

Trackable shipping in North America. FGXpress orders were announced to be delivered in three to five days, including in Canada. With the ability to monitor FGXpress orders online in real time, Members will be able to operate their business with greater efficiency and communicate product arrivals to consumers. This will add to the bottom line by decreasing the number of lost and replacement shipments.

Rapid growth in Australia, New Zealand and Oceania. Triple-digit growth margins were announced with January sales exceeding the previous year by 240%. With advanced regional logistics and strong international leadership from the U.S. and Europe.  Australia, New Zealand and Oceana are poised to become the Company’s strongest growth regions in 2015.

New growth and leadership development in the Middle East and Africa.  Company growth in these regions was up 280% in year-over-year sales. ForeverGreen is taking advantage of unprecedented opportunities in these markets. With improved logistical support and better access to leaders in management, we anticipate the region will have great growth margins in 2015.

Opening of our new European warehouse in Poland. The new warehouse is drastically improving the speed of shipments to countries throughout Europe, with deliveries within five days. With steady support from this regional warehouse and online tracking, ForeverGreen anticipates sales in Europe will continue to rise.

Expanded international U of YOU meetings in 5 different countries. The third pillar of ForeverGreen’s success is the personal development program authored by C.E.O. Ron Williams and represents the core business training to both staff and members throughout the world. ForeverGreen believes its Members are the best products and is emphasizing this message throughout the world with Ron Williams personally delivering the message through the inspirational and empowering U of YOU one-day experience.

Acquisition of strategic resources and relationships in Brazil.  ForeverGreen can now with these new connections, utilize existing infrastructure and registrations for expanding its business throughout this market. Brazil has broken into the top five direct selling markets in the world and is now a $14 billion a year industry.

Hitting a key milestone of selling our 20 millionth PowerStrip.  ForeverGreen’s is thrilled with the acceptance around the world of its top-selling product, PowerStrips. The recent certification in Europe (CE), along with upgrades the company has made in other markets bode well for the future.

The Company is currently negotiating a business relationship with a California based company specializing in a variety of innovative holistic and health products. These negotiations include developing a relationship which will create specialized products for the Company’s Versativa brand of products, and a strategic investment in the Company through a significant purchase of the Company’s restricted common stock. Our management believes that this relationship and the creation of these products will align the Company with the future of this industry and improve the Company’s worldwide sales.

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

Overcoming periodic economic downturns will require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as people continue to look for alternative income opportunities. We are actively positioning ForeverGreen to be the company that people can align with for the future as traditional employment options.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and Subsidiaries for the quarter ending March 31, 2015 and 2014.

	Three month period ended March 31, (Unaudited)
SUMMARY OF OPERATING RESULTS	2015	% of Revenues	2014	% of Revenues
Revenues, net	$ 17,198,940		$ 10,536,402
Cost of sales	4,193,201	24.3%	2,559,005	24.2%
Gross profit	13,005,739	75.6%	7,977,397	75.7%
Selling and marketing expenses	8,188,261	47.6%	5,020,046	47.6%
General and administrative expenses	4,405,665	25.6%	2,690,349	25.5%
Total operating expenses	12,593,926	73.2%	7,710,395	73.1%
Net operating income	411,813	2.3%	267,002	2.5%
Total other expense	(76,435)	-0.4%	(85,950)	-0.8%
Income tax provision	--	0.0%	--	0.0%
Net income	335,378	1.9%	181,052	1.7%
Net income per share (basic and diluted)	$ 0.01		$ 0.01

The Company recognized product revenues of $16,115,618, and shipping and other revenues of $1,083,322, for the first quarter of 2015 compared to product revenues of $10,082,455, and shipping and other revenues of $453,947, for the same period of 2014.

The Company experienced a 63.2% increase in revenues for the 2015 first quarter over the 2014 first quarter. Our source of revenue is from the sale of various foods, other natural products, Member sign up fees, kits, freight and handling to deliver products to the Members and customers. This increase in revenues is directly related to the increased number of Members and their business.  We recognize revenue upon shipment of a sales order.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card sales processing fees.  Cost of sales was approximately 24.3% of revenues for the first quarter of 2015 compared to 24.2 % of revenues for 2014.

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

General and administrative expenses for the first quarter of 2015 were 25.6% of revenues compared to 25.5% for 2014.  This slight increase is due to hiring more employees to support the growth of the company.

The total other expense for the first quarter of 2015 were down slightly at 0.4% compared to 0.8% for 2014. This decrease is directly attributable to the Company having two loans being converted to equity during 2014 which lowered the interest payments.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Three months ended March 31, 2015	Year ended Dec. 31, 2014
	(Unaudited)
Cash and cash equivalents	$474,847	$580,522
Total current assets	5,147,655	4,743,432
Total assets	8,369,859	7,709,633
Total current liabilities	8,442,538	8,086,341
Total liabilities	8,442,538	8,086,341
Accumulated deficit	(33,883,530)	(34,218,908)
Total stockholders’ deficit	$(72,679)	$(376,708)

Our total assets increased to $8,369,859 at March 31, 2015 compared to $7,709,633 at December 31, 2014. The increase is primarily due to increased accounts receivable of $422,080 and an increase of $271,261 in property plant and equipment as management continues to invest in long term assets.  The increase in accounts receivable is due to the timing of credit card deposits in transit.  March 31, 2015 ended on a Tuesday, and we record over half of our weekly sales on Tuesday.  All of those sales were classified as account receivable.

Our total liabilities for the first quarter of 2015 were $8,442,538 compared to $8,086,341 at year end 2014.  This increase is due to a $658,905 increase in accounts payable due to purchasing inventory to support increasing sales and support a larger volume of business. A decrease in accrued expenses of $600,855 is due to lower commissions payable At December 31, 2014 we had one and a half commission periods that were payable, at March 31, 2015 we only had one period that was not paid.  Deferred revenue increased by $217,787, this was due to having logistics issues at the end of the quarter that prevented the shipment of product.  As a result, the revenues for those orders were deferred. Our bank overdraft increased by $80,360, this again is due to the timing of when our commission checks were mailed out.

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

Commitments and Obligations

The Company has an agreement with one vendor, Marine Life Sciences, LLC, that  supplies 100% of a the marine phytoplankton included in several top selling products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease significantly. There are other providers of that ingredient in the world; however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

As of March 31, 2015 the Company has $1.5 million in debt with a due date of December 31, 2015. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended March 31, 2015 and determined no adjustment to long-lived assets was needed.

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

In determining the allowance for doubtful accounts, the Company evaluates the collectability of its accounts receivable and member advances based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), the Company records a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer’s ability to meet its financial obligation to us or higher than expected customer defaults), the Company’s estimates of the recoverability of amounts could differ from the actual amounts recovered

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Big Stick Enterprises, LLC, dated March 1, 2015. (Incorporated by reference to exhibit 10.1 to Form 10-K, filed March 28, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: May 14, 2015
By: /s/ Jack B. Eldridge, Jr. Jack B. Eldridge, Jr. Chief Financial Officer Treasurer	Date: May 14, 2015