Form 10-Q
period 2015-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2015-08-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 11, 2015 was 23,596,951.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Consolidated Balance Sheets (unaudited)

3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

4

Condensed Consolidated Statements of Cash Flows (unaudited)

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2015 and 2014 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$518,390	$580,522
Restricted cash	1,420,066	589,449
Accounts receivable, net	1,627,462	530,509
Member advances	559,607	381,500
Prepaid expenses and other assets	518,325	644,189
Inventory	1,782,354	2,017,263
Total Current Assets	6,426,204	4,743,432
PROPERTY AND EQUIPMENT, net	3,103,946	2,565,003
OTHER ASSETS
Deposits and other assets	190,532	208,795
Intangible assets	144,918	192,403
Total Other Assets	335,450	401,198
TOTAL ASSETS	$9,865,600	$7,709,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$13,188	$93,701
Accounts payable	2,314,864	1,442,349
Accrued expenses	4,359,571	4,879,172
Deferred Revenue	524,958	171,885
Notes payable, related parties	922,478	922,478
Convertible notes, related parties	245,000	245,000
Convertible notes payable, unrelated parties	1,221,756	331,756
Total Current Liabilities	9,601,815	8,086,341

TOTAL LIABILITIES	9,601,815	8,086,341

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 25,342,285 and 23,596,951 shares issued and outstanding, respectively	25,342	23,597
Additional paid-in capital	35,897,945	34,263,045
Accumulated other comprehensive income (loss)	(329,175)	(444,442)
Accumulated deficit	(35,330,327)	(34,218,908)
Total Stockholders' Equity (Deficit)	263,785	(376,708)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,865,600	$7,709,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

REVENUES, net	$16,079,017	$14,127,840	$33,277,957	$24,664,242
COST OF SALES, net	4,039,543	2,894,508	8,232,744	5,453,513
GROSS PROFIT	12,039,474	11,233,332	25,045,213	19,210,729

OPERATING EXPENSES
Sales and marketing	7,890,203	7,430,651	16,078,464	12,450,697
General and administrative	5,140,899	3,314,984	9,384,743	5,946,422
Depreciation and amortization	181,486	75,337	343,307	134,249
Total Operating Expenses	13,212,588	10,820,972	25,806,514	18,531,368

NET OPERATING INCOME (LOSS)	(1,173,114)	412,360	(761,301)	679,361

OTHER INCOME (EXPENSE)
Interest expense	(81,897)	(70,407)	(139,216)	(145,258)
Gain on conversion of convertible
notes payable		114,398		114,398
Gain on settlement of liability
Other Income (Expense)	(191,786)	(1,495)	(210,902)	(12,594)
Total Other Income (Expense)	(273,683)	42,496	(350,118)	(43,454)

Income (loss) from continuing operations before income tax provision	(1,446,797)	454,856	(1,111,419)	635,907

Income Tax Benefit	--	--	--	--

NET INCOME (LOSS)	$(1,446,797)	$454,856	$(1,111,419)	$635,907

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$0.02	$(0.05)	$0.03

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,991,778	20,852,141	24,385,233	20,548,274

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,991,778	21,866,023	24,385,233	21,562,156

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended June 30, 2015 and 2014 are as follows:

Net Income	$(1,446,797)	$454,856	$(1,111,419)	$635,907
Other Comprehensive Income (Loss) - foreign currency translation	146,615	(3,806)	115,266	(16,501)
Comprehensive Income (Loss)	$(1,300,182)	$451,050	$(996,153)	$619,406

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,111,419)	$635,907
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	337,580	134,249
Changes in operating assets and liabilities:
Gain on settlement of liabilities	--	(114,398)
Restricted cash	(830,617)	--
Accounts receivable	(1,278,558)	(824,751)
Prepaid expenses	101,850	(594,285)
Deposits and other assets	27,827	(150,067)
Inventory	217,766	(187,865)
Accounts payable	919,480	244,939
Deferred revenue	324,955	(162,542)
Accrued expenses	(552,009)	(43,025)
Net Cash Used in Operating Activities	(1,843,145)	(1,061,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangibles	--	(1,510)
Purchases of property and equipment	(826,262)	(952,435)
Net Cash Used in Investing Activities	(826,262)	(953,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Payments) from bank overdraft	(93,701)	258,598
Payments on notes payable	--	(17,220)
Payments on convertible notes payable	--	(100,000)
Proceeds from convertible notes payable	1,000,000	--
Proceeds from common stock issuance	1,490,000	2,000,000
Net Cash Provided by Financing Activities	2,396,299	2,141,378

Effect of Foreign Currency on Cash	210,976	(4,140)

NET INCREASE (DECREASE) IN CASH	(62,132)	121,455

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	580,522	284,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$518,390	$406,196

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$81,898	$145,258
Cash paid for income taxes

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes payable	$636,645	$--
The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at June 30, 2015 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. During the period ended June 30, 2015, the Company formed ForeverGreen Peru S.A.C., a wholly owned subsidiary.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Such potentially dilutive shares are excluded when the effect would be anti-dilutive. Our potentially dilutive shares from convertible notes payable in the amount of 4,083,403 were excluded as of June 30, 2015.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On June 30, 2015 and December 31, 2014, the reserve for obsolete inventory had balances in the amount of $40,000 and $40,000, respectively. This allowance is due to receiving some defective inventory.

Accounts Receivable and Member Advances

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at June 30, 2015 or at December 31, 2014.

Members are required to pay for products prior to shipment. Members typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.  As a business growth incentive, the Company advanced $559,607 to new Members to assist them with building their businesses. No allowance has been recorded for uncollectable advances.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of June 30, 2015 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended June 30, 2015 and 2014.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Notes payable as of June 30, 2015

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party (Director – controlled entity)	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party (Director)	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party (Director)	.15	10/7/2010	10%	12/31/2015
$ 200,000	Convertible, Related party (Director)	.20	1/19/2011	10%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	10%	12/31/2015

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – DEBT - continued

Notes payable as of June 30, 2015 - continued

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 231,756	Convertible, Non-related	.20	3/9/2010	10%	12/31/15
$ 890,000	Convertible Non-related	.70	4/9/2015	8%	12/31/15
$ 2,389,234	Total

NOTE 4 – MEMBER ADVANCES

The Company has advanced amounts to three Members in the amount of $559,607.  The first Member’s advance amount of $365,000 is due on demand and bears a 10% compound annual interest rate.  The second Member’s advance amount of $178,608 bears an 8% compound annual interest rate is to be repaid in future commissions owing to the Member up through December 31, 2015 and starting in 2016 is to be repaid in $8,000 monthly payments or 9% of future commissions, whichever is greater. The third Member’s advance of $10,000 bears an 8% compound annual interest rate and is to be repaid with future commissions. The remaining $6,000 represents amounts advanced to another member and is due on demand and bears no interest.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 6 – INVENTORY

Inventories for June 30, 2015 and December 31, 2014 were classified as follows:

	June 30, 2015	December 31, 2014
Raw Materials	$1,092,739	$1,271,915
Finished Goods	729,615	785,348
Total Inventory	1,822,354	2,057,263
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$1,782,354	$2,017,263

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – COMMON STOCK

During May 2015, the Company authorized the issuance of 1,450,000 restricted shares to an escrow account. The shares in escrow are held as collateral against the convertible note payable (balance at June 30, 2015 of $890,000) entered into during April 2015 (Note 3). Because the shares are considered to be contingently issued shares they were not included in the reported outstanding share balance or in the calculation of EPS as of June 30, 2015.

During May 2015, a non-related party converted a note payable in the amount of $630,000 in principle and $6,645 in accrued interest into 910,000 shares of the escrowed common stock described in the previous paragraph.

On May 27, 2015, the Company entered into an Agreement with a third party to sell up to 2,500,000 shares of common stock. The third party was to purchase $1,000,000 of stock upon execution of the agreement and was to purchase an additional $2,000,000 of stock, conditioned upon the Company entering into a joint venture agreement with an affiliate of the third party by June 30, 2015. Pursuant to the agreement, 835,334 shares of stock were purchased by a non-related party at $1.20 per share for total cash proceeds of $1,000,000. The Company did not enter into a joint venture agreement as of June 30, 2015, or through the date of this filing and therefore has not issued any additional shares of common stock to the third party.

NOTE 8 – SUBSEQUENT EVENTS

On July 6, 2015, the Company signed a $300,000 short term promissory note with a non-related party with an 8% interest rate and a repayment date of August 31, 2015.  The note holder has the option to convert the note into common stock at a conversion rate of $1.00 per share.

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

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers our exclusive FGXpress products, PowerStrips™ SolarStrips™ and BeautyStrips™ products and our newly announced Ketopia weight management line for North America. In addition through the Farmers Market, we will continue to share FrequenSea™, supplements, whole foods and meal replacement shakes to our Members and customers. In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

During the second quarter of 2015 the Company experienced exciting updates and international expansion that included:

New growth in Middle Eastern Markets. President of MEA, India, Australia and New Zealand, Joe Jensen, spent several days traveling and established local and regional shipping in the UAE, Jordan, Saudi Arabia, and Kuwait. He established local shipping in Israel and Turkey as well. ForeverGreen is thrilled with the new leadership developing in these areas.

ForeverGreen honored as Best of State. On May 9, 2015 ForeverGreen received its Best of State award for Product Distribution.  The Best of State Awards were created to recognize outstanding individuals, organizations and businesses in Utah.  This award strongly relates and speaks to the ForeverGreen Company, mission and culture and its drive to provide excellent services and products.

Expanded and enhanced operations throughout Europe. ForeverGreen launched an online store as well as hired its first European Director of Operations and European General Manager. All European orders are now filled from the European warehouse, improving delivery times and lowering delivery costs.

ForeverGreen experiences historic launch convention.  In June 2015 ForeverGreen held its Welcome Home Product Launch in Las Vegas, Nevada.  There were a record number of attendees and sales along with live translation in six languages. Those in attendance in Las Vegas were joined around the world online with views over 50,000.

ForeverGreen establishes and develops Brazilian market.  As a top-five market, Brazil is very important to ForeverGreen. During the quarter ForeverGreen made signup and product purchases available to Members in Brazil. Excitement is expected to continue to build for the first official corporate event on August 9, 2015 where two new products will be announced exclusively for that market.

Industry expert Jack Zufelt joins ForeverGreen membership.  World-famous author and speaker Jack Zufelt is an impactful trainer and international speaker and will add value as a key figure in ForeverGreen family.

New weight management system announcement, Ketopia.  For the past two years the Company has been in negotiations to be granted exclusivity of a patent-pending technology. The Company was chosen over other top industry leaders to manufacture this product. The products will be sold as a three-product system including, KetonX and Dough Bites, along with the already established meal replacement energy shake, FIXX®.  The Ketopia product line was launched July 10, 2015.

Anti-doping certification received from BSCG for PowerStrips.  The Banned Substances Control Group (BSCG) has issued an anti-doping certification for ForeverGreen’s PowerStrips. Being certified free of banned substances and also drug free is a very important step. This will increase our target market as it opens up the world of athletes.

The Company continues to negotiate a business relationship with a California-based company specializing in a variety of innovative holistic and health products. These negotiations include developing a relationship which will create specialized products for the Company’s Versativa brand of products, and a strategic investment in the Company through a significant purchase of the Company’s restricted common stock. ForeverGreen management believes that this relationship and the creation of these products will align the Company with the future of this industry and improve the Company’s worldwide sales.

The major challenges for ForeverGreen over the next twelve months will be to respond to current economic conditions and to properly manage its systems and logistics centers around the world to support the demand for its products and business opportunity. Included in this challenge is the need to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

Overcoming periodic economic downturns will require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as people continue to look for alternative income opportunities. ForeverGreen is being actively positioned as the company people can align with for the future as traditional employment options.

To keep pace with the market and product growth, ForeverGreen anticipates the need to expand its international logistics centers. The rewards of this strategy include increased sales performance and diversified market incomes. International expansion is very expensive and profitability in a given foreign country depends on key Members who can rapidly ramp up their business growth and volume in the target region.

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and Subsidiaries for the three and six month periods ending June 30, 2015 and 2014.

SUMMARY OF OPERATIONS	Three month period ended June 30,		Six month period ended June 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Revenues, net	$16,079,017	$14,127,840	$33,277,957	$24,664,242
Cost of sales	4,039,543	2,894,508	8,232,744	5,453,513
Gross profit	12,039,474	11,233,332	25,045,213	19,210,729
Selling and marketing expenses	7,890,203	7,430,651	16,078,464	12,450,697
General and administrative expenses	5,322,385	3,390,321	9,728,050	6,080,671
Total operating expenses	13,212,588	10,820,972	25,806,514	18,531,368
Net operating income	(1,173,114)	412,360	(761,301)	679,361
Total other income (expense)	(273,683)	42,496	(350,118)	(43,454)
Income tax provision	--	--	--	--
Net earnings (loss)	$(1,446,797)	$454,856	$(1,111,419)	$635,907
Net earnings (loss) per share both (basic) and diluted	$(0.03)	$0.02	$(0.05)	$0.03

The Company recognized product revenues of $31,306,029 and shipping and other revenues of $1,971,928, for the six month period of 2015 compared to product revenues of $23,340,433 and shipping and other revenues of $1,323,809 for the same period of 2014.  The Company recognized product revenues of $15,190,411 and shipping and other revenues of $888,606, for the second quarter of 2015 compared to product revenues of $13,257,977, and shipping and other revenues of $869,863 for the 2014 second quarter.

The Company experienced a 34.9% increase in revenues for the 2015 six month period over the 2014 six month period and experienced a 13.81% increase in revenues for the 2015 second quarter over the 2014 second quarter. Our source of revenue is from the sale of various foods, other natural products, kits, and freight and handling to deliver products to the Members and customers. This increase in revenues is directly related to the increased number of Members and their business.  We recognize revenue upon shipment of a sales order.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 24.7% of revenues for the six month period of 2015 compared to 22.1% of revenues for 2014.  Cost of sales was approximately 25.1% of revenues for the second quarter of 2015 compared to 20.4% of revenues for second quarter of 2014. These increases are primarily attributable to increased shipping and handling costs for our European market.  Management expects to realize improved shipping and handling costs in the third and fourth quarters of this year.

During the quarter, the Company was exposed to more than $800,000 worth of orders being placed with stolen credit card data.  This resulted in some product being shipped and commissions being paid that would not normally have been paid.  The Company estimates the financial impact was approximately $500,000.  During the quarter, the Company implemented additional internal controls and reporting which are much more proficient at identifying and stopping fraudulent order activity.  These controls have been fully implemented at the beginning of the third quarter. The future financial impact is expected to be negligible.

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

Sales and marketing expenses for the six month period of 2015 were 48.3% of revenues compared to 50.4% for the six month period 2014 and were 49.1% of revenues for the 2015 second quarter compared to 52.5% for 2014 second quarter.  These decreases are due to management being more selective in offering incentives to new Members.

General and administrative expenses for the six month period of 2015 were 29.1% of revenues compared to 24.6% for the six month period 2014 and were 31.97% of revenues for the 2015 second quarter compared to 23.9% for 2014 second quarter.  These increases of approximately $3.64 million (Up to $9,728,050 in the current six month period from $6,080,671 in the prior year period) are due to management investing heavily in the growth of the Company through the rebranding/image campaign and the global launch convention held in Las Vegas.  Management took the opportunity to upgrade the look of the product line which had accumulated over the last ten years of business.  The new look presents a more modern image which brings consistency across the various FGXpress and Farmers Market products.  This initiative also involved a facelift to the Company’s website.

The total other expense for the six month period of 2015 was down slightly at 0.1% compared to 0.01% for the same period in 2014 and was down slightly at 0.17% for the second quarter of 2015 compared to 0.03 % for 2014 second quarter. These decreases are due to the write off of expenses from the dissolution of a former entity in India.

Our net loss was $1,446,797 and net earnings of $454,856 for the three months ended June 30, 2015 and June 30, 2014, respectively and $1,111,419 and $635,907 for the six months ended June 30, 2015 and June 30, 2014, respectively. The loss is attributable to the Company’s global launch convention in May, the Company’s rebranding and image campaign which was revealed at the convention, and the increased costs associated with the fraudulent order activity previously mentioned.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Six months ended June 30, 2015	Year ended Dec. 31, 2014
	(Unaudited)
Cash and cash equivalents	$518,390	$580,522
Total current assets	6,426,204	4,743,432
Total assets	9,865,600	7,709,633
Total current liabilities	9,601,815	8,086,341

SUMMARY OF BALANCE SHEET - continued	Six months ended June 30, 2015	Year ended Dec. 31, 2014
	(Unaudited)
Total liabilities	9,601,815	8,086,341
Accumulated deficit	(35,330,327)	(34,218,908)
Total stockholders’ equity (deficit)	$263,785	$(376,708)

The Company’s total assets increased to $9,985,600 at June 30, 2015 compared to $7,709,633 at December 31, 2014. The increase is primarily due to increased accounts receivable of $1,096,953 and an increase of $830,617 in restricted cash.  During the quarter, the Company had to deal with an abnormal amount of orders being placed with stolen credit cards.  The Company spent a significant amount of time and resources improving the detection of these orders.  While working through this project, the merchant processors increased their reserve amount with the Company while also delaying some of the settlement deposits.  Prior to the quarter, the Company normally had about 3 to 4 day’s worth of sales in receivables, while this quarter saw that increase to 8 to 10 days.  Additionally, the previous average 5 percent of total sales reserved increased to 10 percent.  In July this fraudulent activity had been drastically reduced and is not expected to have a material impact on the Company’s future costs.  The remaining $348,397 was an increase in fixed assets of $538,943 as management continues to invest in the Company’s long term assets offset by a decrease in inventory of $234,909, an increase in member advances of $178,107, a decrease in prepaid expenses of $125,864, and the balance is a decrease in other assets.

The Company’s total liabilities at June 30, 2015 were $9,601,815 compared to $8,086,341 at year end 2014.  This increase is due to an $890,000 increase in convertible notes payable. The remaining increase was in accounts payable due to purchasing inventory to support increasing sales and support a larger volume of business. A decrease in accrued expenses of $519,601 is due to lower commissions payable as we had one and a half commission periods that were payable at December 31, 2014, whereas at June 30, 2015 we only had one period that was not paid.

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

As of June 30, 2015 the Company has $2.4 million in debt with a due date of December 31, 2015. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

On July 6, 2015, the Company signed a $300,000 short term promissory note with a non-related party with an 8% interest rate and a repayment date of August 31, 2015.  The note holder has the option to convert the note into common stock at a conversion rate of $1.00 per share.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended June 30, 2015 and determined no adjustment to long-lived assets was needed.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2015, the Company authorized the issuance of 910,000 shares of common stock to Capital Communications to convert a note payable in the amount of $630,000 in principle and $6,645 in accrued interest.  All shares will be privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On May 26, 2015 the Company authorized the issuance of 835,334 shares of common stock to GH Investments, LLC for $1,000,000 cash which was received in two payments of $500,000 each on May 28, 2015 and June 1, 2015. All shares will be privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: August 13, 2015
By: /s/ Jack B. Eldridge Jr. Jack B. Eldridge Jr. Chief Financial Officer Treasurer	Date: August 13, 2015