Form 10-Q
period 2015-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2015-11-16
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 16, 2015 was 25,342,285.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6.  Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2015 and 2014 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$442,028	$580,522
Restricted cash	769,137	589,449
Accounts receivable, net	1,397,308	530,509
Member advances	566,008	381,500
Prepaid expenses and other assets	1,278,727	644,189
Inventory	2,280,240	2,017,263
Total Current Assets	6,733,448	4,743,432
PROPERTY AND EQUIPMENT, net	3,380,392	2,565,003
OTHER ASSETS
Deposits and other assets	194,024	208,795
Intangible assets	134,598	192,403
Total Other Assets	328,622	401,198
TOTAL ASSETS	$10,442,462	$7,709,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$24,207	$93,701
Accounts payable	2,860,097	1,442,349
Accrued expenses	3,364,179	4,879,172
Deferred Revenue	1,785,338	171,885
Notes payable, related parties	245,000	245,000
Convertible notes, related parties	922,478	922,478
Convertible notes payable, unrelated parties	1,421,756	331,756
Total Current Liabilities	10,623,055	8,086,341

TOTAL LIABILITIES	10,623,055	8,086,341

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 25,342,285 and 23,596,951 shares
issued and outstanding, respectively	25,342	23,597
Additional paid-in capital	35,897,946	34,263,045
Accumulated other comprehensive income (loss)	(402,153)	(444,442)
Accumulated deficit	(35,701,728)	(34,218,908)
Total Stockholders' Deficit	(180,593)	(376,708)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,442,462	$7,709,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

REVENUES, net	$16,606,907	$15,880,244	$49,884,864	$40,544,486
COST OF SALES, net	3,882,920	3,380,458	12,115,664	8,833,971
GROSS PROFIT	12,723,987	12,499,786	37,769,200	31,710,515

OPERATING EXPENSES
Sales and marketing	7,825,701	8,213,093	23,904,165	20,663,790
General and administrative	4,958,326	3,868,313	14,343,069	9,814,735
Depreciation and amortization	218,422	101,117	561,729	235,366
Total Operating Expenses	13,002,449	12,182,523	38,808,963	30,713,891

NET OPERATING INCOME (LOSS)	(278,462)	317,263	(1,039,763)	996,624

OTHER INCOME (EXPENSE)
Interest expense	(76,633)	(113,101)	(215,849)	(258,359)
Gain on settlement of liability	--	--	--	114,398
Other Income (Expense)	(16,306)	(819)	(227,208)	(13,413)
Total Other Income (Expense)	(92,939)	(113,920)	(443,057)	(157,374)

Income (loss) before income taxes	(371,401)	203,343	(1,482,820)	839,250

Income Taxes	--	--	--	--

NET INCOME (LOSS)	$(371,401)	$203,343	$(1,482,820)	$839,250

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$0.01	$(0.06)	$0.04

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,342,285	20,880,454	24,448,883	20,660,217

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,342,285	21,777,684	24,448,883	21,557,447

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended September 30, 2015 and 2014 are as follows:

Net Income (Loss)	$(371,401)	$203,343	$(1,482,820)	$839,250
Other Comprehensive Income (Loss) - foreign currency translation	(72,977)	(210,622)	42,289	(227,123)
Comprehensive Income (Loss)	$(444,378)	$(7,279)	$(1,440,531)	$612,127

                        The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,482,820)	$839,250
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	551,229	250,104
Convertible note interest penalty	30,000	--
Changes in operating assets and liabilities:
Restricted cash	(179,688)	--
Accounts receivable	(1,048,441)	(312,724)
Prepaid expenses	(671,338)	(1,151,301)
Deposits and other assets	25,591	(48,541)
Inventory	(294,235)	(305,263)
Accounts payable	1,927,401	8,609
Deferred revenue	1,613,453	(260,378)
Accrued expenses	(2,000,168)	1,420,257
Net Cash Provided by (Used) in Operating Activities	(1,529,016)	440,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangibles	--	(1,441)
Purchases of property and equipment	(1,308,467)	(1,626,545)
Net Cash Used in Investing Activities	(1,308,467)	(1,627,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Payments) from bank overdraft	(59,138)	319,981
Payments on notes payable	(100,000)	(17,220)
Payments on convertible notes payable	--	(100,000)
Proceeds from convertible notes payable	1,790,000	--
Proceeds from common stock issuance	1,020,117	2,004,257
Net Cash Provided by Financing Activities	2,650,979	2,207,018
Effect of Foreign Currency on Cash	48,010	(425,119)

NET INCREASE (DECREASE) IN CASH	(138,494)	593,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	580,522	284,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$442,028	$878,427

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$215,849	$217,859
Cash paid for income taxes

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes payable	$636,645	$521,882
The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September   30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at September 30, 2015 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. During the period ended September 30, 2015, the Company formed ForeverGreen Peru S.A.C., a wholly owned subsidiary.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Such potentially dilutive shares are excluded when the effect would be anti-dilutive. Our potentially dilutive shares from convertible notes payable in the amount of 4,083,403 were excluded as of September 30, 2015.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On September 30, 2015 and December 31, 2014, the reserve for obsolete inventory had balances in the amount of $40,000 and $40,000, respectively. This allowance is due to receiving some defective inventory.

Accounts Receivable and Member Advances

Accounts receivable arise from doing business with third party distributor centers in various locations throughout South America and Korea. The accounts receivable are made up of fees owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. No allowance has been recorded at September 30, 2015 or at December 31, 2014.

Members are required to pay for products prior to shipment. Members typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.  As a business growth incentive, the Company advanced $566,008 to new Members to assist them with building their businesses. No allowance has been recorded for uncollectable advances.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of September 30, 2015 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended September 30, 2015 and 2014.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In June 2015, the Financial Accounting Standards Board issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 – DEBT

Notes payable as of September 30, 2015

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party (Director – controlled entity)	NA	12/9/2008	10%	Due on demand
$ 437,478	Related party (Director)	NA	7/31/2009	10%	12/31/2015
$ 45,000	Convertible, Related party (Director)	.15	10/7/2010	10%	12/31/2015
$ 200,000	Convertible, Related party (Director)	.20	1/19/2011	10%	12/31/2015
$ 100,000	Convertible, Non-related	.20	3/14/2011	10%	12/31/2015
$ 231,756	Convertible, Non-related	.20	3/9/2010	10%	12/31/15
$ 890,000	Convertible Non-related	.70	4/9/2015	8%	12/31/15
$ 200,000	Convertible Non-related	1.00	7/6/2015	8%	8/31/15
$ 2,589,234	Total

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – MEMBER ADVANCES

The Company has advanced $6,400 to a Member.  The Member will have $582 each week deducted from his commission earnings until the advance is paid in full.  The Company has $559,608 in other Member advances from previous quarters.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 6 – INVENTORY

Inventories for September 30, 2015 and December 31, 2014 were classified as follows:

	September 30, 2015	December 31, 2014
Raw Materials	$1,656,887	$1,271,915
Finished Goods	657,814	785,348
In Transit	5,539	--
Total Inventory	2,320,240	2,057,263
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$2,280,240	$2,017,263

NOTE 6 – LEGAL PROCEEDINGS

On August 24, 2015, Pruvit Ventures, Inc. filed a complaint in the United States District Court, Eastern District of Texas, Sherman Division against Axcess Global LLC (Axcess) and ForeverGreen International LLC (ForeverGreen) alleging, among other things, breach of contract and unfair competition.  Both Axcess and ForeverGreen have answered the complaint and asserted counterclaims against Pruvit for, among other things, patent infringement, false advertising, and misappropriation of trade secrets.  Both ForerverGreen and Axcess have claimed injunctive relief as well as damages in an amount to be determined.

NOTE 8 – SUBSEQUENT EVENTS

In July 2015 the Company launched and pre-sold orders for our newest product, Ketopia.  Due to supply chain issues the product did not arrive to be sold until late September causing a large amount of these pre-sold orders to not be shipped in the third quarter and creating an approximately $1.5 million of the $1.79 million in deferred revenue as of September 30, 2015.  Those orders have since been shipped and the Company will recognize the $1.5 million in revenue in the fourth quarter.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), FG International LLP (India), Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L. (Dominican Republic), and Forevergreen Peru, SAC.

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers our exclusive FGXpress products, PowerStrips™ SolarStrips™ and BeautyStrips™ and our newly announced Ketopia weight management line for North America. In addition through the Farmers Market, we will continue to share FrequenSea™, supplements, whole foods and meal replacement shakes to our Members and customers. In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

During the third quarter of 2015 the Company experienced exciting updates and international expansion that included:

New Anti-doping Certification for PowerStrips. The Company received an anti-doping certification from the Banned Substances Control Group (BSCG) for PowerStrips, indicating the product is free of banned substances. This significantly increased ForeverGreen’s target market opening up the world of sports and athletes who are very careful about the products they use on or in their bodies.

ForeverGreen Receives $1 Million of Ketopia Pre-launch Orders in First Twelve Days. Within twelve days of the Ketopia pre-launch, over 7,000 orders were received. ForeverGreen’s Ketopia is a three-product regimen consisting of KetonX, Dough Bites, and FIXX. KetonX is a drink that shifts the body into a state of nutritional ketosis within hours. KetonX is seen as a new growth offering launched first in North America, and then throughout other markets in the fourth quarter. The immediate demand for this product far exceeded company expectations which caused a delay in product delivery to customers.  The Company has invested a significant amount of time and efforts this quarter ramping up the supply chain to be prepared to supply a much larger quantity of this product.  As a result of the lack of product availability, the Company was unable to deliver all the orders for Ketopia received during the quarter.  As of the date of this filing, the Company has fulfilled all the Ketopia backorders and is currently shipping new orders as received.

Business Expansion in Africa. In the Ivory Coast the Company received a Regulatory License for all ForeverGreen products. Members in Africa are now looking forward to having local pick-up centers and the opportunity to receive their product the same day it is ordered. Launching local pick-up centers and having product registration seriously legitimizes the Company in key African regions.

ForeverGreen Appoints New European President and COO.  In September 2015 ForeverGreen announced the appointment of Tomasz Stanislawski as the President of Europe. Blake Schroeder, the former President, Europe, took on the role of Chief Operating Officer.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and Subsidiaries for the three and nine month periods ending September 30, 2015 and 2014.

SUMMARY OF OPERATIONS	Three month period ended September 30,		Nine month period ended September 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Revenues, net	$16,606,907	$15,880,244	$49,884,864	$40,544,486
Cost of sales	3,882,920	3,380,458	12,115,664	8,833,971
Gross profit	12,723,987	12,499,786	37,769,200	31,710,515
Selling and marketing expenses	7,825,701	8,213,093	23,904,165	20,663,790
General and administrative expenses	5,176,748	3,969,430	14,904,798	10,050,101

SUMMARY OF OPERATIONS - continued	Three month period ended September 30,		Nine month period ended September 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Total operating expenses	13,002,449	12,182,523	38,808,963	30,713,891
Net operating income (loss)	(278,462)	317,263	(1,039,763)	996,624
Total other income (expense)	(92,939)	(113,920)	(443,057)	(157,374)
Income tax provision	--	--	--	--
Net earnings (loss)	$(371,401)	$203,343	$(1,482,820)	$839,250
Net earnings (loss) per share both (basic) and diluted	$(0.01)	$0.01	$(0.06)	$0.04

The Company recognized product revenues of $46,130,346 and shipping and other revenues of $3,754,518, for the nine month period of 2015 compared to product revenues of $38,213,771 and shipping and other revenues of $2,330,715 for the same period of 2014.  The Company recognized product revenues of $14,824,317 and shipping and other revenues of $1,782,590, for the third quarter of 2015 compared to product revenues of $14,875,641, and shipping and other revenues of $1,004,603 for the 2014 third quarter.

The Company experienced a 23.0% increase in revenues for the 2015 nine month period over the 2014 nine month period and experienced a 4.6% increase in revenues for the 2015 third quarter over the 2014 third quarter. Our source of revenue is from the sale of various foods, other natural products, kits, and freight and handling to deliver products to the Members and customers. This increase in revenues is directly related to the increased number of Members and their business.  We recognize revenue upon shipment of a sales order.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 24.3% of revenues for the nine month period of 2015 compared to 21.8% of revenues for 2014.  Cost of sales was approximately 23.4% of revenues for the third quarter of 2015 compared to 21.3% of revenues for third quarter of 2014. These increases are primarily attributable to our newest product, Ketopia, as it has a higher product costs, higher shipping costs, and royalty fees.

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

Sales and marketing expenses for the nine month period of 2015 were 47.9% of revenues compared to 50.9% for the nine month period 2014 and were 47.1% of revenues for the 2015 third quarter compared to 51.7% for 2014 third quarter.  These decreases are due to management being more selective in offering incentives to new Members.

General and administrative expenses for the nine month period of 2015 were 29.9% of revenues compared to 24.8% for the nine month period 2014 and were 31.1% of revenues for the 2015 third quarter compared to 25% for 2014 third quarter.  These increases of $4,854,697 for the nine month period and $1,204,318 for the third quarter are due to management investing heavily in the growth of the Company through the rebranding/image campaign and the global launch convention held in Las Vegas.  Management took the opportunity to upgrade the look of the product line which had accumulated over the last ten years of business.  The new look presents a more modern image which brings consistency across the various FGXpress and Farmers Market products.  This initiative also involved a facelift to the Company’s website.

The total other expense for the nine month period of 2015 was up at .9% of revenues compared to .4% for the same period in 2014.  This increase is due to the write off of expenses from the dissolution of a former entity in India. For the three month period the total other expense was down at .6% of revenues for 2015 compared to .7 % for 2014 third quarter. This decrease is due to lower interest expense in 2015 versus 2014.

The Company experienced a net loss of $371,401 and net income of $203,343 for the three months ended September 30, 2015 and September 30, 2014, respectively and net loss of $1,482,820 and net earnings of $839,250 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The loss is attributable to the Company’s global launch convention in May, the Company’s rebranding and image campaign, which was revealed at the convention, and the increased costs associated with the fraudulent activity occurring during the second quarter of 2015.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Nine months ended September 30, 2015	Year ended Dec. 31, 2014
	(Unaudited)
Cash and cash equivalents	$442,028	$580,522
Total current assets	6,733,448	4,743,432
Total assets	10,442,462	7,709,633
Total current liabilities	10,623,055	8,086,341
Total liabilities	10,623,055	8,086,341
Accumulated deficit	(35,701,728)	(34,218,908)
Total stockholders’ deficit	$(180,593)	$(376,708)

The Company’s total assets increased to $10,442,462 at September 30, 2015 compared to $7,709,633 at December 31, 2014. The increase is primarily due to increased accounts receivable of $866,799, an increase of $179,688 in restricted cash, an increase of $634,538 in prepaid expenses, and increase of $815,389 in fixed assets, and an increase of $262,977 in inventory.  In 2014 the Company had a 3 day delay of credit card transactions being processed and deposited into our bank. Due to excessive fraudulent customer credit card activity during the second quarter of 2015 the Company was forced to change how credit card transactions were processed to allow for the detection of fraudulent activity before the transactions were finalized.  This increased the 3 day process to 5 to 6 days. Also due to the fraudulent activity our credit card processors increased their reserves to cover their risk.  This increased the amount of our restricted cash.

The Company launched a new product in July called Ketopia.  Orders were presold for the product.  Due to issues with the supply chain in receiving the product from our vendors a large amount of those preorders were on back order and were not shipped until the fourth quarter.  This created a larger than normal deferred revenue amount. Commissions had been paid on these deferred orders during the third quarter and the Company moved those commission expenses into the prepaid expense account for the quarter.  This substantially increased the amount of prepaid expenses for the quarter.   The increase in fixed assets and inventory is a direct result of management’s continued investment in the Company’s future. The remaining change of $72,575 is due to the decrease in other assets due to amortization.

The Company’s total liabilities at September 30, 2015 were $10,623,055 compared to $8,086,341 at year end 2014. This increase is due to a $1,417,748 increase in accounts payable, a $1,613,453 increase in deferred revenue, a $1,090,000 increase in convertible notes payable. The increase in inventory is due to purchasing inventory to support increasing sales and to support a larger volume of business. As mentioned above, in July the Company launched and pre-sold a new product, Ketopia. Due to supply chain issues we did not receive the product until late in September. This caused the Company to defer the revenue for the orders not shipped during the third quarter and substantially increased the deferred revenue for the quarter.  The remaining change is due to a decrease in accrued expenses as management continues to pay down its payables.

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

As of September 30, 2015 the Company has one note payable of $200,000 that was due on August 31, 2015 and $2,389,234 of other notes payable with due dates of December 31, 2015. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended September 30, 2015 and determined no adjustment to long-lived assets was needed.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 24, 2015, Pruvit Ventures, Inc. filed a complaint in the United States District Court, Eastern District of Texas, Sherman Division against Axcess Global LLC (Axcess) and ForeverGreen International LLC (ForeverGreen) alleging, among other things, breach of contract and unfair competition.  Both Axcess and ForeverGreen have answered the complaint and asserted counterclaims against Pruvit for, among other things, patent infringement, false advertising, and misappropriation of trade secrets.  Both ForerverGreen and Axcess have claimed injunctive relief as well as damages in an amount to be determined.  The matter is in its initial stages.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: November 16, 2015
By: /s/ Jack B. Eldridge Jr. Jack B. Eldridge Jr. Chief Financial Officer Treasurer	Date: November 16, 2015