Form 10-K/A
period 2014-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2015-12-11
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

4

Item 9A.  Controls and Procedures

9

PART IV

Item 15.  Exhibits, Financial Statement Schedules

10

Signatures

11

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this annual report for the year ended December 31, 2014 to expand our disclosures to quantify and discuss in more detail our increased revenues for the 2014 year. (See “Results of Operations” in Item 7).   In addition, the SEC requested that we revise Item 9A to clarify the effectiveness of our internal control over financial reporting.  Other than the changes resulting from these revisions, the disclosures in this amended report are as of the initial filing date of March 24, 2015 and this report does not include subsequent events.

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

We recognized product revenues of $58,267,466, royalty revenues of $5,029, and $68,927 other revenues for 2014 compared to product revenues of $17,466,415, royalty revenues of $290,973, and $0 other revenues for 2013.  We recognize revenue upon shipment of a sales order.

The Company experienced a 229% increase in revenues in 2014 over 2013 resulting from a quarter over quarter increase in revenues. Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, freight and handling to deliver products to the members and customers. This increase in revenues for 2014 is directly related to the increased number of members and their business.  In 2013 we had 36,216 active Members.  In 2014 that number jumped dramatically to 139,077 active Members, which is a 284% increase.  This increase very closely reflects the revenue growth of 229%.   In addition, the significant increase in revenues is related to our FGXpress products which began to be released for purchase at the end of 2012.  This product offering is unique to our business as it could be delivered through the US Postal Service via First Class mail, giving the Company a more global sales opportunity than previous products.

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

During 2014, Company management made a conscious effort to invite and attract significant direct marketing leaders to our Company.  A direct marketing leader is simply an independent contractor, which we title “Members”, who normally earns a monthly sales commission.  These leaders are experienced in training others how to build a successful and profitable direct selling business.  During 2014 ForeverGreen spent $1.4 million in short-term incentives recruiting new leaders.  These leaders were able to recruit, enroll, train, and influence their business contacts in a way which positively impacted ForeverGreen product sales.  The costs associated with this initiative have been recorded as selling and marketing expenses.  This strategy has been hugely successful as evidenced by the convincing increase in revenues.  The Company expects to realize continued benefits from the efforts this year to partner with recognized and respected industry leaders.

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

For the year ended December 31, 2014, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  In the first quarter of December 31, 2013 we identified areas of ineffectiveness in our internal controls over financial reporting and during early 2013 we implemented changes to our accounting system maintenance control, vendor payable and expenditure control and communications between departments.  For the year ended December 31, 2014, management has determined that our internal controls over financial reporting were effective.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are not included in this amended report.

(a)(2) Financial Statement Schedules

Financial statement schedules are not included in this amended report.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Big Stick Enterprises, LLC, dated March 1, 2014. (Filed March 24, 2015)
21.1	Subsidiaries of ForeverGreen (Filed March 24, 2015)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification (Filed March 24, 2015)
101.INS	XBRL Instance Document (Filed March 24, 2015)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed March 24, 2015)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Filed March 24, 2015)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed March 24, 2015)
101.LAB	XBRL Taxonomy Label Linkbase Document (Filed March 24, 2015)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Filed March 24, 2015)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/Ronald K. Williams Ronald K. Williams, President	Date: December 10, 2015