Form 10-K/A
period 2014-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2016-01-22
CIK 1091983

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

…4

PART IV

Item 15.  Exhibits, Financial Statement Schedules

9

Signatures

10

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

The Company experienced a 229% increase in revenues in 2014 over 2013 resulting from a quarter over quarter increase in revenues. Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.  The FGXpress product offering was responsible for 64.0% and 89.6% of sales, in 2013 and 2014, respectively; while The Farmer’s Market product offering represented 36.0% and 10.4% in 2013 and 2014, respectively.  The significant increase in revenues for 2014 is directly related to the increased number of members and their business related to the FGXpress products which began to be released for purchase at the end of 2012.  The FGXpress product offering is unique to our business as it could be delivered through the US Postal Service via First Class mail, giving the Company a more global sales opportunity than previous products.  In 2013 we had 36,216 active Members.  In 2014 that number jumped dramatically to 139,077 active Members, which is a 284% increase.  This increase very closely reflects the revenue growth of 229%.

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

During 2014, Company management made a conscious effort to invite and attract significant direct marketing leaders to our Company.  A direct marketing leader is simply an independent contractor, which we title “Members”, who normally earn a minimum of $200 in personal commissions and have enrolled at least two people.  These leaders are experienced in training others how to build a successful and profitable direct selling business.  During 2014 ForeverGreen spent $1.4 million in short-term incentives recruiting new leaders.  The costs associated with this initiative have been recorded as selling and marketing expense.  The number of leaders during 2014 who fit the direct marketing leader description was 8,258.  Of those, 6,033 were still active at the end of the year.  These leaders were able to recruit, enroll, train, and influence their business contacts in a way which positively impacted ForeverGreen product sales.    This strategy has been hugely successful as evidenced by the convincing increase in revenues.  The Company expects to realize continued benefits from the efforts this year to partner with recognized and respected industry leaders.

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

For the first time in Company history, the Company has generated annual net income in excess of $1 million.

Liquidity and Capital Resources

	Year ended December 31
SUMMARY OF BALANCE SHEET	2014	2013
Cash and cash equivalents	$ 580,522	$ 284,741
Total current assets	4,743,432	1,925,100
Total assets	7,709,633	2,699,519
Total current liabilities	8,086,341	4,291,881
Long-term debt	--	2,009,156
Total liabilities	8,086,341	6,301,037

	Year ended December 31
SUMMARY OF BALANCE SHEET - continued	2014	2013

Accumulated deficit	(34,218,908)	(35,247,620)
Total stockholders’ deficit	$ (376,708)	$ (3,601,518)

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/Ronald K. Williams Ronald K. Williams, President	Date: January 22, 2016