Form 10-K
period 2015-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2016-03-30
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the 17,915,306 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($1.14) on the last business day of its most recently completed second fiscal quarter (June 30, 2015) was approximately $20,423,448.

The number of shares outstanding of the registrant’s common stock as of March 30, 2016 was 25,342,285.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	47
Signatures		48

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

On January 13, 2006, Whole Living acquired a 23% interest in ForeverGreen International, LLC. ForeverGreen International is a network marketing company that focuses on whole foods and natural products.

Whole Living, Inc. changed the name of the corporation to “ForeverGreen Worldwide Corporation” on December 14, 2006 and acquired the remaining 77% interest of ForeverGreen International. ForeverGreen International became a wholly-owned subsidiary of ForeverGreen Worldwide. The Brain Garden subsidiary was dissolved after this acquisition.

Our Business

ForeverGreen Worldwide is a holding company that operates through its wholly owned subsidiary, ForeverGreen International, LLC (named alternately in this document as “the Company” or “FGI”). We have three key pillars of business with separate but complementary focus areas. These include, FGXpress, The Farmers Market, and the U of YOU personal development trainings.

ForeverGreen Worldwide Corporation develops, manufactures, and distributes an expansive line of all-natural whole foods and health products to North America, Australia, Europe, Asia, Africa and South America, including their global offerings, PowerStrips™, SolarStrips™ and BeautyStrips™. We also offer a new North America weight management line Ketopia™, along with Azul™ and FrequenSea™ (whole-food beverages with industry exclusive marine phytoplankton), immune support products, additional weight management products in FIXX® and Thunder™, a powdered L-arginine formula in Pulse-8™, and 24-Karat Chocolate®.

FGXpress specializes in the exclusive production and marketing of PowerStrips, a proprietary topical product that is listed with the U.S. Food and Drug Administration as a Class I Medical Device to offer temporary relief of minor aches and pains. These patented topical adhesive strips are light, thin, and inexpensive to ship in a greeting-card sized envelope, making the product available to customers all around the world. Because of this unique product positioning and configuration, the Company has elected to operate FGXpress as the international business model of FGI.

The global introductions of both SolarStrips and BeautyStrips to the FGXpress model have been well received by ForeverGreen Members. SolarStrips are an exclusive raw food product featuring industry exclusive marine phytoplankton in a unique delivery system. BeautyStrips consists of a face mask and a serum, both specially developed with proprietary ingredients to enhance the healthy, youthful appearance of skin.

The Farmers Market specializes in the development, manufacturing and marketing of a comprehensive line of raw and/or whole foods, meal replacements shakes, nutritional beverages, and marine phytoplankton products. Three key differentiators separate ForeverGreen from our competitors in the direct sales and traditional consumer spaces. One is our proprietary marine phytoplankton nutritional component which is sourced through exclusive strategic partnerships in both farming and processing. The second is our patent-pending Aqueous Molecular Partitioning (AMP™) technology which renders ingredients water-soluble without the use of chemicals or heat which may compromise the nutritional value or health benefits of many processed foods. Third is our industry exclusive license agreement to the patented ingredients in KetonX™, the flagship product of the Ketopia weight management product line.

The U of YOU is a one-day experiential training designed to help us understand the power of creating a life of design, rather than one of default. At ForeverGreen we believe that the people are our best product and the only sustainable element to our success, and that the U of YOU is the actual “product development” process in ForeverGreen. The experience is comfortable, entertaining and humorous, while deeply insightful and inspiring. The U of YOU is designed for everyone, be it for family and relationships, business and money, or even health, hope and joy. We believe it may connect you tangibly to your dreams, while bringing the most meaningful areas of your life into the brightest colors imaginable. The U of YOU is about purpose, passion, and you living your truths. The U of YOU has been shared in multiple countries around the world in multiple languages with our intent to create the same positive results and effect on its audience.

While we relentlessly strive to improve our products, processes and profitability, what truly sets ForeverGreen apart is the value system that underlies every aspect of our operations. We value timelessness over trends. Our products and business practices are consciously crafted so that our employees and worldwide community Members will think of ForeverGreen as a lasting career home, not a “here-today, gone-tomorrow” profit opportunity to be consumed and discarded.

Kindness is more than a catch phrase at ForeverGreen. Our goal is for kindness to be at the core of how we treat everyone who comes in contact with our Company. Although we constantly aim for harmony and excellence, there are days when we disagree or make mistakes. When we discover a misalignment we deal with it directly, but in a respectful way that leaves our working relationships intact. We embrace the same growth and profit motives as any successful company, but we insist on using those profits to improve the world around us and touch as many lives as possible for the better. Every ForeverGreen Member and employee is encouraged to actively give back to their local communities through selfless acts of service. We model this expectation as a Company through various corporate outreach initiatives.

The Company disseminates products through a direct sales model known as network marketing or multilevel marketing. This form of direct selling provides entrepreneurial opportunities to individuals, often with significantly lower barriers to entry (such as education, technical experience and startup costs) than most other traditional small business ventures. Although the industry does not escape the controversies that arise in any business environment, it is important to note that this marketing model has delivered many of the world’s most respected products and services for decades to a loyal and stable customer base. In keeping with our corporate philosophy, one of the fundamental objectives of ForeverGreen is to dignify the network marketing/direct sales profession through our conduct and the results we deliver.

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

In July, 2015 the Company launched the Ketopia product line. Many leading scientists, medical professionals, and nutrition experts agree the ketosis lifestyle is the pinnacle of health and well-being. Ketosis is a natural metabolic state where the body burns fat for energy rather than carbohydrates. The majority of people today have sugar-burning bodies instead of fat-burning bodies. Because of having more balanced blood sugar levels, those with fat-burning bodies typically experience better energy and fewer cravings with the use of Ketopia products.

The ForeverGreen Ketopia line is a three-product regimen consisting of KetonX™, Dough Bites™ and FIXX®. The patented KetonX is a drink that shifts the body into a state of nutritional ketosis within hours. Without KetonX, this shift typically takes days of fasting, detox or extreme diets. The product is a safe and simple way to achieve ketosis without the negative side effects of a typical ketogenic diet. Dough Bites are a cookie dough snack that are high in fiber and prebiotics and act as a "phantom" carb. They are filling, help reduce cravings and keep blood sugars level within the normal range. Finally, FIXX is a chocolate meal replacement shake that gives the body energy. Users are able to track their ketosis levels through ketone testing sticks that are available at any drug store or pharmacy.

The FGXpress model allows ForeverGreen to broaden its global business reach to many more countries. PowerStrips are a listed Class 1 medical device in the United States as a topical product that offers temporary relief of minor aches and pains. The global introductions of both SolarStrips and BeautyStrips to the FGXpress model have been well received by our Members. SolarStrips are an exclusive raw food nutrition supplement product featuring industry exclusive marine phytoplankton in a unique and convenient delivery system. BeautyStrips consist of a face mask and a serum, both specially developed with proprietary ingredients to enhance the healthy, youthful appearance of skin. All three FGXpress products ship within our exclusive envelope model, bringing the power of the global economy to everyone’s doorstep.

Our best-selling Farmers Market product is FrequenSea™, a whole-food beverage consisting of a proprietary blend of marine phytoplankton, ionic sea minerals, frankincense, rose, ginger and aloe vera in a base of blueberry, cranberry and lime juice concentrate. Many of the ingredients in FrequenSea are processed through a patent-pending process known as Aqueous Molecular Partitioning (AMP™), which renders the ingredients water-soluble without using damaging chemicals or heat. FrequenSea is sold in single bottles, or four-bottle packs.

The marine phytoplankton in FrequenSea contains more than 200 different species of sea algae that are all processed through proprietary and patent-pending harvesting processes at a unique USD $30-million sea farm in the Pacific Northwest. A daily recommended amount of FrequenSea provides more than 66 vitamins and minerals and includes amino acids in a convenient bio-available form for easy ingestion and quick absorption. FrequenSea sales represent approximately 60% of Farmers Market product sales.

Azul is a rich-in-antioxidant, delicious powdered blend of 24 raw whole food and super fruit ingredients and probiotics that are naturally dried and blended to preserve their natural integrity. Introduced in 2009, Pulse-8 is a product designed to support heart health through a specific ratio of L-Arginine with marine phytoplankton.

With the introduction of seasonal 24-Karat Chocolate®, ForeverGreen Members and customers are among the first to finally enjoy guilt-free organic chocolate that is high in antioxidants and processed without the fats, waxes and hormone-filled dairy milk common in many chocolate products. This naturally dark chocolate comes in individually wrapped Teasers, as well as in fondue chips. 24-Karat Chocolate is also used as an ingredient in the weight management meal replacement products Thunder and FIXX. Thunder is a meal replacement drink powder formulated to provide 28% of the protein the body needs in an apple fiber base with natural sweeteners and antioxidants for a healthy yet delicious experience.

We remain committed to providing innovative, natural products to retain exclusivity for our Members and customers. Our products take advantage of the latest in nutritional research and are designed to be easy to use and easy to sell. We believe the efficacy of our products is measurable in their nutritional and health benefits.

We intend to continue our emphasis as a total lifestyle company focused on bringing to our domestic and international Members and customers our exclusive products.

Product Guarantees

Our 100% customer satisfaction policy allows product returns for all our products that are resalable, subject to a restocking fee. This policy improves our customer and Member satisfaction and brings us in line with Direct Selling Association recommendations. Product returns have averaged less than 2% of sales for the past several years. We also maintain an insurance policy for product liability claims of $1,000,000 USD per claim and $2,000,000 USD annual aggregate limit.

Sales and Marketing

We provide exclusive, innovative nutritional and whole-food products that are eaten or consumed to achieve healthy results within the body. While the nutritional supplement industry, consisting of individually standardized supplements, herbs and the like has been flat in recent years, the ForeverGreen exclusive and proprietary products protected through trade secrets and our proprietary processes and ingredients have experienced significant growth. In addition, the functional foods and products we offer are experiencing favorable growth.

We offer our products online and each Membership purchased also includes a virtual online website. Known as a web office, this is where Members can manage, monitor, and operate their businesses 24 hours a day from any location with Internet access. This site is password protected, exclusive to Members and provides access to Company news, order information, commission information, product tracking, product information, and a library of Company documents geared to help them with their business, such as frequently-asked questions and various forms and reference materials.

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

We rely on a network marketing system for the distribution of our products through our independent business owners (referred to as Members by ForeverGreen) and customers. Our revenue depends directly upon the sales efforts of our Members around the world. We distribute our products exclusively through independent Members who have contracted directly with us. Members are entitled to purchase products from us for personal use or for resale, depending on their market, and the sales by our Members have the potential to earn the Member commissions. Individuals who join as Members may enroll and sponsor other Members, and may further earn commissions from the resale of products. Our ForeverGreen compensation plan provides many different ways to earn income for our Members.

Distribution

Our main distribution center is located in Pleasant Grove, Utah near the main corporate office. We also have a fulfillment center in Auckland, New Zealand that improves our product delivery with cost savings and efficiencies for our Australian and New Zealand markets. In addition, we have ForeverGreen offices in Costa Rica, Colombia, Chile, and Peru, Singapore, Hong Kong, Japan and Mexico, but are using a third party in the Netherlands and Poland to service our Members in the European Union, and a third-party provider to distribute our products throughout Mexico. We buy raw materials from third-party suppliers, manufacture our whole-food products through manufacturing partners and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, and more than 212 countries and territories throughout the world.

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

Our Member Agreement and Policies and Procedures, which outline the scope of permissible marketing activities, and information on the ForeverGreen compensation plan are posted on our website. Our Member rules and guidelines are designed to provide Members with maximum flexibility and opportunity within the bounds of governmental regulations regarding product claims, network marketing and prudent business policies and procedures. Members are independent contractors and are thus prohibited from representing themselves as our agents or as employees of the Company. Members are obligated to present our products and business opportunity ethically and professionally. Members contractually agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a Member’s account may be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

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

A ForeverGreen Member could begin their commissions earning when their personally invited Member makes the first purchase. We wanted to make sure everyone knew what to do to achieve success in this business; therefore we introduced the X-Tribe concept. We believe X-Tribe is an easy road map to success in the ForeverGreen business. Each person begins building their X-Tribe by enrolling four Members into their business. They then teach each Member to do the same. When a person has four PEMs and with 1000 points in their X-Tribe group, they can earn $100 or $200 depending on their personal contribution. The X-Tribe is the way to keep the beginner engaged. We believe when everyone is following the same actions the result can be impressive.

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

The ForeverGreen compensation plan provides weekly payout. To be eligible to participate in the plan, receive bonuses, earn rank advancements, and to keep your carry-over from week to week, it is necessary to have an “active order” for 100 QV (qualifying volume) or at least 50 QV at all times. With every product purchase, this volume (QV) is “active” for the current weekly pay period plus three more (four weekly periods total). Without an active order, qualification expires after the fourth weekly pay period, which begins on Tuesday at 12 a.m. U.S Mountain Time and ends on Monday at 11:59 p.m. U.S. Mountain Time.

As with any business, individual results may vary, and will be based on the Member’s personal capacity, business experience, expertise and level of desire. There are no guarantees concerning the level of success ForeverGreen Members may experience. The examples used in the Company’s training materials are exceptional results, which may not apply to an average Member, and are not intended to represent or guarantee that anyone will achieve the same or similar results.

There are several ways for Members to get paid under the Company’s compensation plan. The X-Tribe Bonus rewards duplication. The Team Bonus rewards Members for helping the leg that needs it most through training, mentoring and various forms of business support. There is no limit to how many PEMs can enroll. The Rank Advancement Bonus rewards leadership development as a leader. Achieve a new rank once and get the title. Achieve it twice and get the bonus. The Matching Bonus rewards activity that supports the business growth of PEMs. This floating bonus provides a total payout of 62% from regular orders, to qualified Members without jeopardizing The Company. ForeverGreen has published a detailed Compensation Plan Manual and supporting collateral training materials to assist Members in building their commission and bonus income.

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

Our exclusive PowerStrips product is listed as a Class I medical device. ForeverGreen exercises special vigilance in the area of compliance. For this reason we employ a full time compliance team that closely monitors all Company and Member messaging and is empowered to edit or remove all non-compliant language pertaining to our products. This team reports directly to our corporate VP of Legal.

Strategic Partnerships

We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2015, we relied on two principal suppliers for our FrequenSea product. Marine Life Sciences, LLC a Nevada limited liability company (MLS) provided the marine phytoplankton and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea.

Although there are other providers in the world who claim to produce marine phytoplankton, our sourcing information indicates that the MLS product offers the best quality, the most ideal geographical location and the best harvesting and extraction methods. These factors contribute to the uniqueness and nutritional superiority of the marine phytoplankton component in our products.

In 2007, MLS acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique

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

Government Regulation

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. To our knowledge, the Company’s method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale and direct selling activities in the United States, Mexico, Japan, Canada, Singapore, New Zealand, Australia, Germany, the Netherlands, the United Kingdom, and many other markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramids,” “money games,” “business opportunity” or “chain sales” schemes that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often impose certain cancellation/product return, inventory buy-backs and “cooling-off” rights for consumers and Members, require us or our Members to register with a governmental agency impose various regulatory requirements on us.

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

Employees

As of the date of this filing we have 103 full-time employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

The Company has experienced, and continues to experience, growth both in the number of Members joining our Company as well as sales revenues.  However, the Company has a working capital deficit of $3,692,776 and accumulated deficit of $36,839,329 at December 31, 2015, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Our inability to raise additional capital or to obtain additional financing, if needed, could inhibit our ability to implement our business strategies and meet our goals. This, in turn, could slow the financial momentum the Company is currently experiencing.

We rely solely on one supplier for our marine phytoplankton and PowerStrips products and the loss of, or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of product supply could result in higher prices for these products. During 2015, the U.S. experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs.  Although oil and fuel costs have declined recently, in the event of an increase we may be unable to raise our prices in response to significant increases in the cost of raw materials or production and transportation costs of products, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 29% of our outstanding shares of common stock as of March 30, 2016. As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions. Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

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

ITEM 2.  PROPERTIES

On November 12, 2013 the Company signed a new seven year lease for its warehouse located in Pleasant Grove, Utah.  The lease rate for that building is $5,761 per month and the Company is leasing 11,187 square feet. On March 1, 2014 the Company signed a five year lease with Big Stick Enterprises LLC (who recently changed their name to Lindon CC, LLC) for our office head-quarters located in Lindon, Utah.  The lease rate for that building is $37,561 per month to lease 27,250 square feet.  The Company also has warehouse leases in Ecuador.  The Company leases office space in Orem, Utah, and in the countries of Japan,  Mexico, Colombia, Costa Rica, Ecuador, Dominican Republic, Bolivia, Chile, Brazil, Puerto Rico, Singapore, Hong Kong, Taiwan, Philippines, and Peru.  (See Note 7 – Operating Leases of the financial statements.)

ITEM 3.  LEGAL PROCEEDINGS

On August 24, 2015, Pruvit Ventures, Inc. filed a complaint in the United States District Court, Eastern District of Texas, Sherman Division, against Axcess Global LLC (Axcess) and ForeverGreen International LLC alleging, among other things, breach of contract and unfair competition.  Both Axcess and FGI answered the complaint and asserted counterclaims against Pruvit for, among other things, patent infringement, false advertising, and misappropriation of trade secrets.  Both FGI and Axcess claimed injunctive relief as well as damages in an amount to be determined. As of March 30, 2016, Axcess Global Sciences, LLC, ForeverGreen International, LLC and Pruvit Ventures, Inc. reached an agreement to settle the existing lawsuit between them.  The settlement resolves all claims between all parties to the litigation.  Under the settlement agreement, the parties have agreed to dismiss the pending litigation and to refrain from any statements that disparage or criticize the other.  Other terms of the settlement agreement are confidential.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low trading prices of our common stock for each quarter of the 2015 and 2014 years as reported by the OTC Bulletin Board.  Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2015		2014
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 1.02	$ .67	$ 2.00	$ 0.71
June 30	1.77	1.00	1.91	1.01
September 30	1.23	0.64	1.20	0.81
December 31	0.74	0.47	1.05	0.70

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

Holders

As of March 30, 2016, we had 146 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), FG International LLP (India), Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L. (Dominican Republic), Forevergreen Peru, SAC, ForeverGreen SP z.o.o , (Poland), FGXpress do Brasil Comercio de Alimentos LTDA (Brazil), and ForeverGreen Team B.V. (Netherlands)

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers our exclusive Ketopia line, PowerStrip, SolarStrips, and BeautyStrips products. In addition through the Farmers Market we will continue to share our FrequenSea, organic chocolates, supplements, and weight management products to our Members and customers. In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

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

During 2015 the Company financed its operations with net cash flows from operations, the issuance of promissory notes, and the sale of common stock.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Overcoming periodic economic downturns will require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as people continue to look for alternative income opportunities. We are actively positioning ForeverGreen to be the company they can align with for the future as traditional employment options.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and Subsidiaries for the years ended December 31, 2015 and 2014.

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2015	% of Revenues	2014	% of Revenues
Revenues, net	$ 67,127,261		$ 58,341,422
Cost of sales	17,652,972	26.3%	12,470,044	21.0%
Gross profit	49,474,289	73.7%	45,871,378	78.6%
Selling and marketing expenses	30,240,630	45.0%	29,740,084	51.0%
General and administrative expenses	21,349,012	31.8%	14,449,328	24.8%
Total operating expenses	51,589,642	76.8%	44,189,412	75.7%
Net operating income (loss)	(2,115,353)	-3.2%	1,681,966	2.9%
Total other expense	(446,753)	-0.7%	(565,795)	-1.0%
Income tax provision	58,315	0.1%	87,459	0.1%
Net income (loss)	(2,620,421)	-3.9%	1,028,712	1.8%
Net income per share (basic and diluted)	$ (0.11)		$ 0.05

We recognized product revenues of $66,331,924, and $795,337 other revenues for 2015 compared to product revenues of $58,272,495, and $68,927 other revenues for 2014.

The Company experienced a 15% increase in revenues in 2015 over 2014 resulting from a quarter over quarter increase in revenues. Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.  The FGXpress product offering was responsible for 89.6% and 81% of sales, in 2014 and 2015, respectively; while The Farmer’s Market product offering represented 10.4% and 19% of sales in 2014 and 2015, respectively.  The increase in revenues for 2015 was primarily driven by the launch of the new Ketopia product line, a Farmers Market product, which comprises about $6.1 million of the 2015 product revenue. The growth of the FGXpress product offering is unique to our business as it can be delivered through the US Postal Service via First Class mail, giving the Company a more global sales opportunity than previous products.  In 2015 active Members decreased slightly at 132,942 compared to 139,077 active members in 2014.

Cost of sales consists primarily of the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our Members, plus credit card sales processing fees.  Cost of sales was approximately 26.3% of revenues for 2015 compared to 21% of revenues for 2014.  The 2015 increase is primarily due to the increase product and shipping costs of our latest product, KetonX, which has a lower margin and is shipped in a box, instead of an envelope. When the Ketopia product line was launched in July 2015, the Company experienced a number of supply chain problems.  The initial overwhelming demand for product very quickly surpassed the ability of the existing supply chain to keep up with the orders.  In an effort to expedite and grow the supply chain, the Company incurred increased expediting costs as well as higher freight costs as efforts were focused on delivering products to customers in a timely manner.  Additionally, as a token of good faith for our customers, since product deliveries were delayed, the Company offered free shipping to many customers.  These factors, combined with the fact the Ketopia product is one of our higher costing products, contributed to the significant increase in cost of sales.

Management continues to negotiate better costs and terms with our key vendors to lower our cost of goods sold.  Now that the Company is delivering Ketopia orders in a timely manner, we expect an immediate reduction in cost moving forward as the need for expedited services is past. New products have been and will continue to be introduced to bolster Member recruiting and product sales.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Selling and marketing expenses include sales commissions paid to our Members, special incentives, costs for incentive trips and other rewards incentives.  In 2015 this expense decreased to 45% of revenues compared to 51% in 2014.  The decrease is a result of how the Ketopia product was marketed. Knowing the product cost was higher, the Company had to manage an offset, higher product costs needed to be offset by lower sales and marketing costs.

The Company management constantly makes a conscious effort to invite and attract direct marketing leaders to our Company.  A direct marketing leader is simply an independent contractor, which we title “Members”, who normally earn a minimum of $200 in personal commissions and have enrolled at least two people.  These leaders are experienced in training others how to build a successful and profitable direct selling business.  During 2015 ForeverGreen spent $239,000 in short-term incentives recruiting new leaders, compared with $1.4 million spent in 2014.  The costs associated with this initiative have been recorded as selling and marketing expense.  The number of leaders during 2015 who fit the direct marketing leader description was 7,631.  Of those, 6,503 were still active at the end of the year.  The number of leaders during 2014 who fit the direct marketing leader description was 8,258. Of those, 6,033 were still active at the end of the year.  These leaders were able to recruit, enroll, train, and influence their business contacts in a way which positively impacted ForeverGreen product sales.  The Company expects to realize continued benefits from the efforts this year to partner with recognized and respected industry leaders.

General and administrative expenses increased as a percentage of revenues from 24.8% in 2014 to 31.8% in 2015.  The majority of the dollar increase is due to hiring more employees, the increase in advertising and marketing expenses, professional fees, legal costs, and increased travel cost. The Company does not see these expenses continuing to increase in 2016.

Total other expense decreased for 2015 compared to 2014 by $119,042.  The majority of the decrease for 2015 was due to reduced interest expense.

In 2015 the Company had an income tax provision of $58,315 compared to $87,459 in 2014.  The 2014 taxes are comprised largely from foreign tax expense, which decreased in the current year.  Even though the Company has a large net operating loss, the Company had to expense the calculated tax provision due under the alternative minimum tax law.

Liquidity and Capital Resources

	Year ended December 31
SUMMARY OF BALANCE SHEET	2015	2014
Cash and cash equivalents	$ 557,686	$ 580,522
Total current assets	3,994,888	4,743,432
Total assets	7,781,438	7,709,633
Total current liabilities	7,687,664	8,086,341
Long-term debt	1,501,024	--
Total liabilities	9,188,688	8,086,341

	Year ended December 31
SUMMARY OF BALANCE SHEET - continued	2015	2014
Accumulated deficit	(36,839,329)	(34,218,908)
Total stockholders’ deficit	$ (1,407,250)	$ (376,708)

Our total assets increased to $7,781,438 at December 31, 2015 compared to $7,709,633 at December 31, 2014. The increase is primarily due to an increase of restricted cash of $527,067 due to former credit card processors releasing their reserves after their risk had been reduced, an increase in account receivable of $201,507 due to the timing of our deposits, a decrease in member advances due to a large advance being reserved due to slow repayment, a $132,166 decrease in prepaid expenses due to not having an international convention early in 2016 as we did in 2015,  a small increase in inventory of $10,379, and an increase in property and equipment that is mostly from the capitalization of software upgrades for the Company’s point of sale and commission system.

Our total liabilities at December 31, 2015 were $9,188,688 compared to $8,086,341 at December 31, 2014. The total liability increase reflects a net increase of accounts payable of $1,606,188 due to increased inventory purchases to support increasing revenues and supporting a much larger volume of business on a day-to-day basis. Net deferred revenue decreased by $84,489 due to increased efficiency of shipping orders to our Members. Accrued expenses decreased by $2,127,792 due to decreased commissions payable due to the timing of when commissions were paid, the rolling of interest into the new convertible notes payable for related parties, and paying down the accrued payroll taxes.  An increase in notes payable of $1,670,264 was due to a non-related party converting part of their convertible note payable, a new promissory note line of credit with a balance at December 31, 2015 of $890,000, and rolling two former notes along with accrued interest totaling $1,501,024 into a new note.

At December 31, 2015 the Company had cash and cash equivalents of $495,304, a working capital deficit of $3,692,776 and accumulated deficit of $36,839,329, negative cash flows from operations, and has experienced periodic cash flow difficulties.  This decrease from the 2014 deficit of $3,342,909 was due to the large reduction of restricted cash of $527,067 and the reduction of member advances of $215,979, both defined earlier.  During 2015 the Company financed its operations with net cash flows from operations, the issuance of promissory notes, and the sale of common stock.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

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

	Year ended December 31
SUMMARY OF CASH FLOWS	2015	2014
Net cash provided by operating activities	$ (1,761,133)	$ 1,432,110
Net cash used in investing activities	(1,649,020)	(2,395,328)
Net cash provided by financing activities	3,350,913	1,896,384
Effect of foreign currency on cash	(25,978)	(637,385)
Net increase (decrease) in cash	$ (85,218)	$ 295,781

The net cash used in operating activities decreased by $3,193,243 in 2015.  This is directly attributable to the Company upgrading product branding/imaging across the major selling products, accompanied by changes to the company website, a large global launch event held in Las Vegas in May 2015, and a significant credit card fraud scheme which resulted in abnormally higher number of chargebacks, refunded orders, lost product, and unrecoverable commissions paid.

Net cash used in investing activities decreased by $746,308 in 2015 compared to 2014.  This decrease is due to the Company investing in fewer software upgrades in 2015 compared to 2014.

Net cash provided by financing activities increased by $1,454,529 compared to 2014.  This increase is due to the signing of a promissory note, issuance of stock of 1,020,586 shares, and the advances from related party notes payable of $578,546. The effect of foreign currency on cash of $25,978, changed by $611,407 from 2015 to 2014. This change is attributable to the Company expanding its operations into new international markets increasing its exposure to foreign exchange translation variances.

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

As of December 31, 2015 the Company has $1.7 million in debt that will be due in the next twelve months.  Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2015 and determined no adjustment to long-lived assets was needed.

The Company adjusts its inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $40,000 as of December 31, 2015 and $40,000 as of December 31, 2014 to present them at their lower of cost or market in our consolidated balance sheets.

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

December 31, 2015 and 2014

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

Notes to the Consolidated Financial Statements

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

We have audited the accompanying consolidated balance sheets of  as of , and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two year period ended . ’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  as of , and the results of its operations and its cash flows for each of the years in the two year period ended , in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered net losses and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2016

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$495,304	$580,522
Restricted cash	62,382	589,449
Accounts receivable, net	732,016	530,509
Member advances, net	165,521	381,500
Prepaid expenses and other assets	512,023	644,189
Inventory	2,027,642	2,017,263
Total Current Assets	3,994,888	4,743,432

PROPERTY AND EQUIPMENT, net	3,493,170	2,565,003

OTHER ASSETS
Deposits and other assets	195,656	208,795
Intangible assets	97,724	192,403
Total Other Assets	293,380	401,198
TOTAL ASSETS	$7,781,438	$7,709,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$125,482	$93,701
Accounts payable	3,048,537	1,442,349
Accrued expenses	2,757,775	4,879,172
Deferred Revenue	87,396	171,885
Convertible notes payable, related parties	245,000	922,478
Notes payable, related parties	--	245,000
Convertible notes payable, unrelated parties	1,423,474	331,756
Total Current Liabilities	7,687,664	8,086,341

LONG-TERM DEBT
Convertible notes payable, related parties	1,501,024	--
Total Long-Term Debt	1,501,024	--
TOTAL LIABILITIES	9,188,688	8,086,341

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 25,342,285 and 23,596,951 shares
respectively issued and outstanding	25,342	23,597
Additional paid-in capital	35,897,711	34,263,045
Accumulated other comprehensive loss	(490,974)	(444,442)
Accumulated deficit	(36,839,329)	(34,218,908)
Total Stockholders' Deficit	(1,407,250)	(376,708)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,781,438	$7,709,633
The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	December 31, 2015	December 31, 2014

TOTAL REVENUES, net	67,127,261	58,341,422
COST OF SALES, net	17,652,972	12,470,044

GROSS PROFIT	49,474,289	45,871,378

OPERATING EXPENSES
Sales and marketing	30,240,630	29,740,084
General and administrative	20,520,917	14,072,009
Depreciation and amortization	828,095	377,319
Total Operating Expenses	51,589,642	44,189,412

NET OPERATING INCOME (LOSS)	(2,115,353)	1,681,966

OTHER INCOME (EXPENSE)
Gain on settlement of debt	23,948	--
Loss on settlement of claim	--	(149,520)
Other expense	(179,168)	(98,309)
Interest expense	(291,533)	(317,966)
Total Other Expense	(446,753)	(565,795)

Income (loss) before income tax provision	(2,562,106)	1,116,171
Income Tax Provision (Benefit)	58,315	87,459

NET INCOME (LOSS)	$(2,620,421)	$1,028,712

BASIC AND DILUTED INCOME/(LOSS) PER COMMON SHARE	$(0.11)	$.05

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	24,674,069	21,406,572

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	24,674,069	22,203,756

COMPREHENSIVE INCOME (LOSS)
A summary of the components of other comprehensive income/(loss) for the fiscal years ended December 31, 2015 and 2014 is as follows:
Net Income	$(2,620,421)	$1,028,712

Other Comprehensive Income (Loss) – foreign currency translation	(46,532)	(474,663)

Comprehensive Income (Loss)	$(2,666,953)	$554,049

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2015 and 2014

					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2013			18,852,141	18,852	31,597,029	(35,247,620)	30,221	(13,601,518)

Common stock issued for cash per share			2,000,000	2,000	1,998,000			2,000,000

Common stock issued for conversion of debt			2,604,810	2,605	518,636			521,241

Restricted Shares issued for settlement of claim			140,000	140	149,380			149,520

Foreign currency translation							(474,663)	(474,663)

Net income for the period ended December 31, 2014						1,028,712		1,028,712

Balance, December 31, 2014	--	--	$23,596,951	$23,597	$34,263,045	$(34,218,908)	$(444,442)	$(376,708)

Common stock issued for cash			835,334	835	999,165			1,000,000
Common stock issued for conversion of debt			910,000	910	635,501			636,411
Foreign currency translation							(46,532)	(46,532)

Net loss for the period						(2,620,421)		(2,620,421)

Balance, December 31, 2015	--	--	$25,342,285	$25,342	$35,897,711	$(36,839,329)	$(490,974)	$(1,407,250)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,620,421)	$1,028,712
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	828,095	377,431
Loss on settlement of claim	--	149,520
Bad debt expense	513,468	--

Changes in operating assets and liabilities:
Restricted cash	527,261	(589,449)
Accounts receivable	(376,719)	(140,615)
Member advances	(125,354)	(381,500)
Prepaid assets	107,133	--
Prepaid expenses	--	(452,293)
Deposits and other assets	24,058	(48,700)
Inventory	(43,780)	(945,919)
Accounts payable	2,115,546	949,635
Deferred revenue	(84,489)	(233,956)
Accrued expenses	(2,625,931)	1,719,244
Net Cash Provided by (used in) Operating Activities	(1,761,133)	1,432,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for trademarks	--	(1,263)
Purchases of property and equipment	(1,649,020)	(2,394,065)
Net Cash Used in Investing Activities	(1,649,020)	(2,395,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	31,781	9,440
Payments on notes payable	--	(17,220)
Payment of convertible note payable	--	(100,000)
Proceeds from common stock issuance	1,020,586	2,004,164
Proceeds from convertible notes payable	1,720,000	--
Proceeds from notes payable – Related party	578,546	--
Net Cash Provided by Financing Activities	3,350,913	1,896,384
Effect of Foreign Currency on Cash	(25,978)	(637,385)

NET INCREASE (DECREASE) IN CASH	(85,218)	295,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	580,522	284,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$495,304	$580,522

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$291,533	$317,966
Cash paid for income taxes	--	--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued interest for equity	$636,645	$521,882
Common stock issued for settlement of claim	--	149,520

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

b. Principles of Consolidation

The consolidated balance sheets and statement of operations for the periods ended December 31, 2015 and 2014 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. These wholly owned subsidiaries include ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), ForeverGreen SP z.o.o. (Poland), ForeverGreen Team B.V., ForeverGreen Dominicana S.L.R. (Dominican Republic), FG International LLP (India), FGXpress do Brasil Comercio de Ailimentos LTDA (Brazil), and ForeverGreen Team B.V. (Netherlands).

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

d. Accounts Receivable and Member Advances

In 2015 the Company’s accounting method changed for accounts receivable.  The majority of accounts receivable are now sales deposits processed by third parties from the prior one to three business days that have not posted to the Company’s bank account. Other accounts receivable arise from doing business with third party distributor

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

d. Accounts Receivable and Member Advances - continued

centers in various locations throughout South America and Korea. The accounts receivable are made up of fees and royalties owed by the distribution centers to the Company for the right to do business in our name. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. An allowance of $0 and $0 had been recorded at December 31, 2015 and 2014, respectively.

Members are required to pay for products prior to shipment. Members typically pay for products by credit cards, wire transfer, e-wallet accounts, other payment cards, and cash. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.  In 2014 and 2015, in order to increase business, the Company advanced $506,854 to new Members to assist them with building their businesses. An allowance of $341,333 and $0 has been recorded at December 31, 2015 and 2014, respectively for uncollectable advances.

e. Earnings Per Share

The computation of earnings per share (EPS) of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Potentially dilutive shares at December 31, 2015 from convertible debentures in the amount of 28,757,473 were excluded from our 2015 EPS calculation because their effect would be anti-dilutive.  Potentially dilutive shares at December 31, 2014 from convertible debentures in the amount of 797,184 were included in the 2014 EPS calculation.

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

g. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. In 2014 the Company began using a new credit card processor to better serve our members world-wide. Due to the risk factor of member chargebacks the new processor required a reserve be created by reserving 10% of all transactions that they processed.  The reserve is revolving meaning six months after the beginning of the reserve the Company will receive back the 10% collected during the first of the reserve. During 2015, the Company established relationships with new merchant processing partners, both domestically and internationally.  The new processors currently do not require a reserve.  At December 31, 2015 the total amount of this reserve was $62,382 which is presented as restricted cash on the balance sheet.

h. Property and Equipment

Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance,

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

h. Property and Equipment – continued

repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2015 and 2014 is $733,379 and $284,694, respectively.

i. Long-Lived Assets

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company determined no impairment adjustment was needed based on the analysis for the years ended December 31, 2015 and 2014.

j. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On December 31, 2015 and 2014 there was an allowance for obsolete inventory in the amount of $40,000 and $40,000, respectively.

k. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2015 and 2014.

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

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

m. Concentrations - continued

Federal Deposit Insurance Corporation up to $250,000 each. The amounts held for the Company regularly exceed that amount.

The Company has an agreement with one vendor, owned 50% by a Company director, that supplies 100% of a significant ingredient that is included in several top selling products. It could decrease sales significantly if that vendor were to discontinue the supply of this ingredient. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

o. Intangible Assets

Intangible assets consist of patent costs, trademark costs and the customer base. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. The Customer base is amortized over 10 years. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis of the technology and future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized accordingly, during the years ended December 31, 2015 and 2014.

p.   Deferred Revenue

The Company recognizes revenues upon the shipment of product. As of December 31, 2015, the Company had received payment of $87,396 for sales which were not shipped as of the period end and as such recorded deferred revenue of $87,396 compared to $171,885 for December 31, 2014.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

s.  Advertising

Advertising cost are expensed as incurred and are presented as part of the general and administrative expense.  Advertising expense totaled $154,203 in 2015 compared to $84,843 in 2014.

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

NOTE 2 – RESTRICTED CASH

In 2014 the Company implemented a new credit card processor option to better serve our members world-wide. Due to the risk factor of member chargebacks, the new processor required that a 10% reserve of all processed transactions be held.  This is a six month revolving reserve until the contract is terminated. At December 31, 2014 the total amount of this reserve was $589,449 at December 31, 2015 this amount was reduced to $62,382 as the Company migrated merchant processing business to providers who did not require a reserve.

NOTE 3 – INVENTORIES

Inventories for December 31, 2015 and 2014 were classified as follows:

	2015	2014
Raw Materials	$ 1,055,243	$ 1,271,915
Finished Goods	1,012,399	785,348
Total Inventory	2,067,642	2,057,263
Less Reserve	(40,000)	(40,000)
Total Inventory (net of reserve)	$ 2,027,642	$ 2,017,263

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated lives of the property and equipment. Depreciation expense was $733,379 and $284,694 for the years ended December 31, 2015 and 2014, respectively.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 4 – PROPERTY AND EQUIPMENT - continued

Property and equipment consists of the following at December 31, 2015 and 2014:

	2015	2014
Leasehold improvements	$ 576,002	$ 571,639
Office furniture & fixtures	803,003	761,557
Equipment	637,359	597,362
Vehicles	72,154	72,154
Computer equipment	1,049,981	929,284
Computer software	3,210,259	1,780,508
Total Fixed Assets	6,348,758	4,712,504
Accumulated depreciation	(2,855,588)	(2,147,501)
Property and equipment, net	$ 3,493,170	$ 2,565,003

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2015 and 2014.

	2015	2014
Customer Base	$ 855,900	$ 855,900
Trademarks	69,472	70,354
Less accumulated amortization	(827,648)	(733,851)
Net intangible assets	$ 97,724	$ 192,403

Trademark, patent and customer based amortization expense for the years ended December 31, 2015 and 2014 were $93,797 and $92,559, respectively.  The estimated amortization for the next five years is as follows:

           2016   $ 92,600

           2017   $   5,124

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2015 and 2014:

	2015	2014
Accrued employee benefits	$ 117,555	$ 185,111
Accrued taxes	962,055	925,853
Accrued member commissions	1,279,429	2,748,565
Other accrued liabilities	398,736	1,019,643
Total	$2,757,775	$ 4,879,172

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 7 – NOTES PAYABLE

Long-term liabilities are detailed in the following schedules as of December 31, 2015 and 2014:

	2015	2014
Convertible notes payable, related parties	$1,746,024	$922,478
Notes payable, related parties	--	245,000
Convertible notes payable, unrelated parties	1,423,474	--
Notes payable, unrelated parties	--	331,756
Less current portion of Notes Payable	(1,668,474)	(1,499,234)
Net Long-Term Liabilities	$1,501,024	$--

All notes are secured with inventory and other business assets as collateral.

2015 NOTES PAYABLE

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 1,501,024	Convertible, Related party	0.68	12/01/2015	10%	12/31/2018
$ 45,000	Convertible, Related party	0.15	10/01/2010	10%	12/312015
$ 200,000	Convertible, Related party	0.20	01/19/2011	10%	12/31/2015
$ 100,000	Convertible, Non-related	0.20	01/19/2011	10%	12/31/2015
$ 231,756	Convertible, Non-related	0.20	02/10/2010	10%	12/31/2015
$ 891,718	Convertible, Non-related	0.20	02/25/2015	10%	12/31/2015
$ 200,000	Convertible, Non-related	0.20	07/06/2015	10%	08/31/2015
2014 NOTES PAYABLE

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 485,000	Related party		12/09/2008	10%	Due on demand
$ 437,478	Related party		07/31/2009	10%	12/312015
$ 45,000	Convertible, Related party	0.15	10/01/2010	14%	12/31/2015
$ 200,000	Convertible, Related party	0.20	01/19/2011	14%	12/31/2015
$ 100,000	Convertible, Non-related	0.20	01/19/2011	14%	12/31/2015
$ 231,756	Convertible, Non-related	0.20	02/10/2010	10%	12/31/2015

NOTE 8 – COMMON STOCK

2015 Issuances

On May 15 2015, the Company issued 835,334 shares of stock for $1,000,000 in cash proceeds.

On May 15, 2015, the Company converted 910,000 shares of stock for a reduction of their promissory note in the amount of $600,000 in principal and $36,345 in accrued interest and other loan costs with a conversion rate of $0.70 per share.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 8 – COMMON STOCK-continued

2014 Issuances

On January 29, 2014, 1,000,000 shares of stock were purchased by a non-related party at $1.00 per share.

On January 30, 2014, 1,000,000 shares of stock were purchased by a non-related party at $1.00 per share.

On September 15, 2014 an executive of the Company was issued 140,000 shares of restricted common stock at $1.07 to settle a prior year claim which has been recorded as a loss on settlement of claim in the statement of operations.

NOTE 9 – OPERATING LEASES

The Company has operating leases as follows:

Country	Start Date	End Date	Monthly Payments
Ecuador Warehouse	7/1/2015	7/1/2016	$ 850
Ecuador Office	10/1/2015	10/1/2017	$ 1,600
Chile Office	Month to Month		$ 555
Colombia Office	7/15/2015	7/15/2016	$ 802
Mexico Office	4/1/2015	4/1/2016	$ 1,735
Peru Office	8/1/2015	8/1/2016	$ 700
Japan Office	10/1/2015	9/30/2016	$ 1,793
Singapore Office	3/1/2015	2/28/2016	$ 8,730
Singapore Other	9/1/2015	8/31/2016	$ 6,111
Hong Kong Office	11/7/2015	11/6/2017	$ 3,174
Hong Kong Other	8/15/2015	8/14/2017	$ 12,467
Taiwan Office	Month to Month		$ 1,134
Puerto Rico	10/1/2015	9/30/2016	$ 2,525
Philippines	7/1/2015	6/30/2016	$ 2,404
Dominican Republic	4/1/2015	4/31/2016	$ 880
Brazil	9/1/2015	9/1/2018	$ 304
Bolivia	8/1/2015	8/1/2016	$ 800
US Headquarters	3/1/2014	2/28/2019	$37,561
US Office	Month to Month		$ 8,750
US Warehouse	1/1/2013	12/31/2020	$ 5,761

Total Lease Commitments:
2016	$ 929,904
2017	701,759
2018	574,711
2019	158,775
2020	80,147
Total	$2,445,296

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 10 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Taxes based on income (loss) were as follows:

For the Years Ended
December 31,
	2015	2014
Current:
U.S. federal taxes	$ 1,923	$ 59,818
State taxes	4,472	6,098
International taxes	51,920	21,543
	$ 58,315	$ 87,459

Deferred:
U.S. federal taxes	$ --	$ --
State taxes	--	--
International taxes	--	--
	$ --	$ --

Provision for income taxes	$ 58,315	$ 87,459

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to pretax income for the following reasons:

	For the Years Ended
	December 31,
	2015	2014
Book income (loss) from operations	$ (906,422)	$ 377,425
State tax (benefit) expense	17,659	196,052
Permanent items	402,147	956,370
Foreign rate differential	658,375	(32,013)
Foreign tax credits	(35,846)	(48,073)
Return to provision items	31,450	--
Change in valuation allowance	(109,048)	(1,362,302)
Total provision for income taxes	$ 58,315	$ 87,459

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 10 – PROVISION FOR INCOME TAXES - continued

Net deferred tax assets consist of the following components as of:

	December 31,
	2015	2014
Net operating loss carry forwards	$ 7,289,973	$ 6,895,359
Accrued commissions	369,766	788,690
Inventory differences	87,288	89,212
Employee accruals	37,635	66,443
Depreciation and amortization	(641,968)	(444,029)
U.S. federal credits	143,955	107,891
Allowance for doubtful accounts	133,029	-
Other	28,881	19,522
Valuation allowance	(7,448,560)	(7,523,118)
Net deferred taxes	$ --	$ --

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2015. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of December 31, 2015 and 2014, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2015, the Company has U.S. federal and state net operating loss carry forwards of $18,689,347 and $18,749,254, respectively. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On August 24, 2015, Pruvit Ventures, Inc. filed a complaint in the United States District Court, Eastern District of Texas, Sherman Division, against Axcess Global LLC (Axcess) and ForeverGreen International LLC (FGI) alleging, among other things, breach of contract and unfair competition.  Both Axcess and FGI answered the complaint and asserted counterclaims against Pruvit for, among other things, patent infringement, false advertising, and misappropriation of trade secrets.  Both FGI and Axcess claimed injunctive relief as well as damages in an amount to be determined. As of March 30, 2016, Axcess Global Sciences, LLC, ForeverGreen International, LLC and Pruvit Ventures, Inc. reached an agreement to settle the existing lawsuit between them.  The settlement resolves

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

all claims between all parties to the litigation.  Under the settlement agreement, the parties have agreed to dismiss the pending litigation and to refrain from any statements that disparage or criticize the other.  Other terms of the settlement agreement are confidential.

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 12 – EMPLOYEE BENEFIT PLAN

The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who are at least 21 years of age and have met a six-month service requirement. The Company makes a matching contribution equal to 100 percent of the first two percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds two percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest equally over a four year service period. Contributions made by the Company to the plan in the United States for the years ended 2015 and 2014 were $142,149 and $104,805 respectively.

NOTE 13 – CONCENTRATION OF RISK

The Company purchased two significant products from two separate independent suppliers during the years ended December 31, 2015 and 2014.  These materials are significant in several of our top selling products.   If our vendors were to discontinue supplying those materials, it could decrease sales significantly.  The Company recognizes there are other providers, but consider these suppliers to have the very best quality.  One main vendor, MLS, is 50% owned by a director.

NOTE 14 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $3,692,776 and accumulated deficit of $36,839,329 at December 31, 2015, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company continues to monitor its cost structure and implements cost saving measures deemed to be effective.  The Company has initiated some new marketing initiatives to stimulate growth in its monthly revenues, which combined with some new equity financing is allowing the Company to continue to invest in its expansion plan.  This plan has involved hosting a number of industry leaders who are performing their due diligence on our Company.  Additionally, we expect we will take advantage of some international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 15 - SUBSEQUENT EVENTS

On March 1, 2016 The Company signed a 2 year note with WICP to pay for warehouse/office buildout totaling $506,158.  The note bears annual interest of 3.5% plus LIBOR and is due on March 1, 2018.

On March 1, 2016 the Company signed a promissory note for $400,000 which bears annual interest of $10 and is due on demand.  This note is convertible at $0.40. Through the filing date the Company has received $100,000.

On March 1, 2016 the Company signed a promissory note for $400,000 which bears annual interest of $10 and is due on demand.  This note is convertible at $0.40.  Through the filing date the Company has received $100,000.

On March 1, 2016 the Company signed an addendum extending the Leland Buttle note of $231,756 to December 31, 2017.

On March 1, 2016 the Company signed an addendum extending the George & Brenda Brimhall note of $45,000 to December 31, 2017.

On March 1, 2016 the Company signed an addendum extending the George & Brenda Brimhall note of $200,000 to December 31, 2017.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that as of December 31, 2015, these disclosure controls and procedures were effective.

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

For the year ended December 31, 2015, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting for the year ended December 31, 2015, was effective.

 Changes in Internal Controls over Financial Reporting

Our Chief Financial Officer has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015.

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

Name	Age	Position Held	Term of Director
Ronald K. Williams	54	Chairman of the Board President Chief Executive Officer	From January 2006 until our next annual meeting
Jack B. Eldridge, Jr.	52	Chief Financial Officer Treasurer
George H. Brimhall II	74	Director	From April 2008 until our next annual meeting
John S. Clayton	51	Director Secretary	From April 2008 until our next annual meeting

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

Jack B. Eldridge, Jr. – Mr. Eldridge was appointed as our Chief Financial Officer in September 2013 and he was appointed as Treasurer in February 2014.  He is a licensed Certified Public Accountant and has over twenty-five years of international experience with large companies where he conducted accounting and reporting activities in foreign countries for the international companies.  He also guided these companies as they prepared and launched operations in new foreign markets.

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

George H. Brimhall II – Mr. Brimhall was appointed as a Director in April 2008.  Since 1974 he has been self-

employed with GNS Development Corporation which has a business plan focused on commercial recreational development.

John S. Clayton – Mr. Clayton was appointed as a Director in April 2008 and he was appointed as Secretary in February 2014.  Since 2002 he has been self-employed with First Equity Holdings Corp., an investment company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2015, we believe all reports were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation (1)	Total
Ronald K Williams CEO	2015	$ 210,105	$ 352,493	$ 562,598
	2014	$ 184,034	$ 405,825	$ 589,859
Jack B. Eldridge, Jr. CFO	2015	$ 153,519	$ 20,587	$ 174,106
	2014	$ 137,500	$ 7,300	$ 144,800

(1)

Represent sales and growth incentives, and company provided health benefits.

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2015.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2015.

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 25,342,285 shares of common stock outstanding as of March 30, 2016.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald K. Williams	1,883,128	7.43
Jack B. Eldridge, Jr.	154,288	Less than 1%

MANAGEMENT - continued
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
George H. Brimhall II	3,859,404 (1)	15.23
John S. Clayton	1,574,648 (2)	6.21
All executive officers and directors as a group	7,471,468	29.48
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

As of December 31, 2015 the Company owed a total amount of $1,501,024 in principal with no accrued interest to John S. Clayton, our Director and Secretary.  As of December 31, 2014 the Company owed a total amount of $485,000 in principal plus $324,228 of accrued interest to First Equity Holdings Corp., a corporation owned by Mr. Clayton.  The amount represents a 2008 note payable with 10% interest which is due on demand.

As of December 31, 2014 the Company owed a total of $245,000 in principal plus $85,903 of accrued interest to George Brimhall, our Director.  During 2010 the Company borrowed $45,000 from Mr. Brimhall and issued a convertible note payable with a conversion rate of $0.15 per share, interest at 14% and payable on December 31, 2015.  The Company borrowed an additional $200,000 from Mr. Brimhall in 2011 with a conversion rate of $0.20 per share, interest at 14% and payable on December 31, 2015.  On March 1, 2016 the Company signed an addendum extending the George & Brenda Brimhall note of $45,000 and the note of $200,000 to December 31, 2017.

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

	2015	2014
Audit fees	$ 97,500	$ 72,500
Audit-related fees	0	0
Tax fees	$2,890	0
All other fees	$ 1,630	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 22 through 40.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: March 30, 2016
By: /s/ Jack B. Eldridge, Jr. Jack B. Eldridge, Jr. Chief Financial Officer, Treasurer	Date: March 30, 2016
By: /s/ John S. Clayton John S. Clayton Director, Secretary	Date: March 30, 2016