Form 10-K/A
period 2015-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2016-04-21
CIK 1091983

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

ForeverGreen Worldwide Corporation is filing this amendment due to omissions in the audit report included with the Form 10-K for the year ended December 31, 2015.  The prior audit report lost information when converted from Word to HTML.  This amendment provides the complete audit report in Item 8.  Other than the corrected audit report, the disclosures in this amended report are as of the initial filing date of March 30, 2016 and this report does not include subsequent events.

TABLE OF CONTENTS

PART II

Item 8.  Financial Statements and Supplementary Data

4

PART IV

Item 15.  Exhibits, Financial Statement Schedules

23

Signatures

24

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

INDEX

Report of Independent Registered Public Accounting Firm

5

Consolidated Balance Sheets

6

Consolidated Statements of Operations and Comprehensive Income

7

Consolidated Statements of Stockholders’ Deficit

8

Consolidated Statements of Cash Flows

9

Notes to the Consolidated Financial Statements

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ForeverGreen Worldwide Corporation

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2015. ForeverGreen Worldwide Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ForeverGreen Worldwide Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 15 - SUBSEQUENT EVENTS

On March 1, 2016 The Company signed a 2 year note with WICP to pay for warehouse/office buildout totaling $506,158. The note bears annual interest of 3.5% plus LIBOR and is due on March 1, 2018

On March 1, 2016 the Company signed a promissory note for $400,000 which bears annual interest of $10 and is due on demand.  This note is convertible at $0.40. Through the filing date the Company has received $100,000.

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

On March 1, 2016 the Company signed an addendum extending the George & Brenda Brimhall note of $45,000 to December 31, 2017.

On March 1, 2016 the Company signed an addendum extending the George & Brenda Brimhall note of $200,000 to December 31, 2017.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this amended report under Item 8 on pages 4 through 22.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits- continued

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and Big Stick Enterprises, LLC, dated March 1, 2014. (Incorporated by reference to exhibit 10.1 to Form 10-K, filed March 28, 2014)
21.1	Subsidiaries of ForeverGreen (Incorporated by reference to exhibit 21.1 for Form 10-K, filed March 30, 2016)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document (Incorporated by reference to exhibit 101.INS for Form 10-K, filed March 30, 2016)
101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to exhibit 101.SCH for Form 10-K, filed March 30, 2016)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Incorporated by reference to exhibit 101.CAL for Form 10-K, filed March 30, 2016)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to exhibit 101.DEF for Form 10-K, filed March 30, 2016)
101.LAB	XBRL Taxonomy Label Linkbase Document (Incorporated by reference to exhibit 101.LAB for Form 10-K, filed March 30, 2016)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Incorporated by reference to exhibit 101.PRE for Form 10-K, filed March 30, 2016)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: April 19, 2016