Form 10-Q
period 2016-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2016-05-16
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 16, 2016 was 25,342,285.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 6.  Exhibits

18

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2016 and 2015 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$474,633	$495,304
Restricted cash	50,305	62,382
Accounts receivable, net	821,826	688,719
Member advances	162,618	165,521
Other receivables	1,298,288	43,297
Prepaid expenses and other assets	568,889	512,023
Inventory	2,125,923	2,027,642
Total Current Assets	5,502,482	3,994,888
PROPERTY AND EQUIPMENT, net	3,999,996	3,493,170
OTHER ASSETS
Deposits and other assets	182,343	195,656
Intangible assets	75,449	97,724
Total Other Assets	257,792	293,380
TOTAL ASSETS	$9,760,270	$7,781,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$154,604	$125,482
Accounts payable	4,720,646	3,048,537
Accrued expenses	2,819,699	2,757,775
Deferred Revenue	96,024	87,396
Convertible notes payable, related parties	--	245,000
Convertible notes payable	1,191,718	1,423,474
Total Current Liabilities	8,982,691	7,687,664

LONG-TERM DEBT
Convertible notes payable, net of debt discount	377,362	--
Convertible notes payable, related parties	1,746,024	1,501,024
Notes payable	506,158	--
Total Long-Term Debt	2,629,544	1,501,024
TOTAL LIABILITIES	11,612,235	9,188,688

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 25,342,285 and 25,342,285 shares
issued and outstanding, respectively	25,342	25,342
Additional paid-in capital	35,952,711	35,897,711
Accumulated other comprehensive loss	(468,170)	(490,974)
Accumulated deficit	(37,361,848)	(36,839,329)
Total Stockholders' Deficit	(1,851,965)	(1,407,250)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,760,270	$7,781,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
	2016	2015

REVENUES, net	$11,943,956	$17,198,940
COST OF SALES, net	3,893,086	4,193,201
GROSS PROFIT	8,050,870	13,005,739

OPERATING EXPENSES
Sales and marketing	4,817,630	8,188,261
General and administrative	4,082,621	4,243,714
Depreciation and amortization	248,731	161,951
Total Operating Expenses	9,148,982	12,593,926

NET OPERATING INCOME (LOSS)	(1,098,112)	411,813

OTHER INCOME (EXPENSE)
Interest expense	(83,820)	(57,319)
Gain on legal settlement	698,113	--
Other Income (Expense)	(38,700)	(19,116)
Total Other Income (Expense)	575,593	(76,435)

Income (loss) before income taxes	(522,519)	335,378

Income Taxes	--	--

NET INCOME (LOSS)	$(522,519)	$335,378

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.02)	$0.01

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,342,285	23,593,951

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,342,285	27,680,974

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended March 31, 2016 and 2015 are as follows:

Net Income (Loss)	$(522,519)	$335,378
Other Comprehensive Income (Loss) - foreign currency translation	22,804	(31,349)
Comprehensive Income (Loss)	$(499,715)	$304,029

                        The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(522,519)	$335,378
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	249,337	161,821
Changes in operating assets and liabilities:
Restricted cash	12,187	102,699
Accounts receivable	(133,107)	(397,570)
Prepaid expenses	(56,154)	(150,312)
Other receivables	(1,254,991)	(25,377)
Member Advance	2,903	(158,107)
Deposits and other assets	12,785	727
Inventory	(79,644)	46,499
Accounts payable	1,616,343	1,180,034
Deferred revenue	7,571	217,787
Accrued expenses	85,547	(1,127,223)
Net Cash Provided by (Used) in Operating Activities	(59,742)	186,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(206,750)	(397,765)
Net Cash Used in Investing Activities	(206,750)	(397,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	29,122	86,353
Proceeds from convertible notes payable	200,000	--
Net Cash Provided by Financing Activities	229,122	86,353
Effect of Foreign Currency on Cash	16,699	19,381

NET DECREASE IN CASH	(20,671)	(105,675)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	495,304	580,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$474,633	$474,847

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$75,169	$57,319
Cash paid for income taxes	--	--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature	$55,000	$--
Notes payable issued for leasehold improvements	$506,158	$--
The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at March 31, 2016 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2016, there was 8,240,380 common stock equivalents from convertible notes that were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On March 31, 2016 and December 31, 2015, the reserve for obsolete inventory had balances in the amount of $40,000 and $40,000, respectively.

Accounts Receivable and Member Advances

Normally the majority of accounts receivable are sales deposits processed by third parties from the prior one to four days that have not posted to the Company’s bank account.

Members are required to pay for products prior to shipment. Members typically pay for products in cash, by wire transfer or by credit card. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.  In order to increase business, the Company occasionally makes advances to new Members to assist them with building their businesses.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of March 31, 2016 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended March 31, 2016 and 2015.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Notes payable as of March 31, 2016

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE
$ 1,501,024	Convertible, Related party	0.68	12/01/2015	10%	12/31/2018
$ 45,000	Convertible, Related party	0.15	10/7/2010	10%	12/31/2017
$ 200,000	Convertible, Related party	0.20	1/19/2011	10%	12/31/2017
$ 231,756	Convertible, Non-related	0.20	3/9/2010	10%	12/31/2017

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – DEBT - continued

Notes payable as of March 31, 2016 - continued

AMOUNT	TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE

$ 100,000	Convertible, Non-related	0.20	3/14/2011	14%	12/31/2015
$ 891,718	Convertible, Non-related	0.70	02/25/2015	14%	12/31/2015
$ 200,000	Convertible, Non-related	1.00	07/06/2015	12%	08/31/2015
$ 100,000	Convertible, Non-related	0.40	03/01/2016	10%	02/28/2021
$ 100,000	Convertible, Non-related	0.40	03/01/2016	10%	02/28/2021
$ 506,158	Non-related	NA	03/01/2016	4.66%	03/01/2018
$ (54,394)	Debt discount
$ 3,821,262	Total

During the quarter the Company issued two promissory notes for $100,000 each. Both notes have an annual interest rate of 10% and are secured by the Company's inventory. The principal amount of the notes, and all accrued interest is due and payable on or before February 28, 2021.  The notes have a conversion feature for common shares at $0.40 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a total discount of $55,000 for the beneficial conversion was recorded against these notes and will be amortized against interest expense through the life of the notes. As of March 31, 2016 interest expense of $606 was recorded as part of the amortization of the beneficial conversion feature of these notes.

During the quarter the Company issued a promissory note for $506,158 in exchange for leasehold improvements to a Company warehouse and offices.  This note has an annual interest rate of 4.66%.  The principal amount of the note and all accrued interest is due and payable on or before March 1, 2018.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 – INVENTORY

Inventories for March 31, 2016 and December 31, 2015 were classified as follows:

	March 31, 2016	December 31, 2015
Raw Materials	$929,063	$1,055,243
Finished Goods	1,236,860	1,012,399
Total Inventory	2,165,923	2,067,642
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$2,125,923	$2,027,642

NOTE 6 – LITIGATION SETTLEMENT

On August 24, 2015, Pruvit Ventures, Inc. filed a complaint in the United States District Court, Eastern District of Texas, Sherman Division, against Axcess Global LLC (Axcess) and ForeverGreen International LLC (FGI) alleging, among other things, breach of contract and unfair competition.  Both Axcess and FGI answered the complaint and asserted counterclaims against Pruvit for, among other things, patent infringement, false advertising, and misappropriation of trade secrets.  Both FGI and Axcess claimed injunctive relief as well as damages in an amount to be determined. As of February 25, 2016, Axcess Global Sciences, LLC, ForeverGreen International, LLC and Pruvit Ventures, Inc. reached an agreement to settle the existing lawsuit between them.  The settlement resolves all claims between all parties to the litigation.  Under the settlement agreement, the parties have agreed to dismiss the pending litigation and to refrain from any statements that disparage or criticize the other.  Other terms of the settlement agreement are confidential.

NOTE 7 – GOING CONCERN

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $3,480,209 and accumulated deficit of $37,361,848 at March 31, 2016, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes a reduction in labor force, restructuring of lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.

Additionally, we expect we will take advantage of limited international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management is reviewing improvements to the marketing plan which will enhance the opportunities for continued growth.  The Company intends to seek debt and equity financing as necessary.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOING CONCERN - continued

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

NOTE 8 – SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries: ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), FG International LLP (India), Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L. (Dominican Republic), Forevergreen Peru, SAC, ForeverGreen SP z.o.o , (Poland), FGXpress do Brasil Comercio de Alimentos LTDA (Brazil), and ForeverGreen Team B.V. (Netherlands).

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international customers and Members our exclusive Ketopia line, PowerStrips, SolarStrips, and BeautyStrips products. In addition, through the Farmers Market we will continue to share our FrequenSea, organic chocolates, supplements, and weight management products to our customers and Members. In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

During the first quarter of 2016 the Company experienced exciting updates and international restructuring that included new international payment methods, new product introductions, and growth in new areas.

January saw a diverse international crowd in downtown Salt Lake City, Utah at our Bridge to Ketopia event. There participants heard our President, Ron William’s, vision for 2016, met athlete spokesperson David Kimmerle, and learned from key leaders how to build and support a successful customer-based business with Ketopia.

Starting in February 2016 ForeverGreen began accepting China Union Pay (CUP) as a payment method and partnered with Paylution in order to establish a more cost efficient payment solution. Management believes both payment systems will create more stability, consistency and retention.  Management anticipates that China Union Pay may encourage our growth and that Paylution supports 170 countries, 34 currencies and 19 languages.  These payment systems should allow Members to manage their account and transfers in their local currencies with a mobile app.

Also in February, ForeverGreen had the privilege to host a unique Ketone Symposium featuring renowned Ketone supplementation expert Dominic D’Agostino, PhD.  Our corporate offices were standing room only as attendees from all over North America learned more about ForeverGreen’s unique products based around Ketone science.

In March there was increased international growth due to several local meetings. The highlight being a 15% to 20% sales growth in the French West Indies region.

ForeverGreen also simplified its pricing model in March 2016. Members now only have to explain two pricing types rather than three or four. This new pricing model positively impacts the way Members communicate with both potential customers and members, thereby growing their businesses in a simpler, more easy-to-understand fashion.

In April, ForeverGreen introduced a new product, Ketopia Digestive Enzymes, as a part of the Ketopia weight loss system. ForeverGreen's Ketopia Digestive Enzymes are designed to help break down foods and maximize key nutrients.  We believe enzymes are the foundation of energy and life force in all living things. Additionally, the Company gave a product preview to our networking leaders of the KetoCream Shake product, which was subsequently launched in May 2016.  To keep pace with our market and product growth, we anticipate the need to expand our Ketopia line internationally and offer a more synergistic global offering. The rewards of this strategy include increased sales performance and diversified market incomes.

Management recently announced a North America campaign focused on gaining new members and leaders throughout North America.  This driving tour by management is expected to build business.

The Company will continue to look for opportunities to improve upon or expand the restructuring and cost cutting initiatives implemented in the first quarter.  Management has instigated cost cutting measures to reduce overhead and anticipates the launch of new products to stabilize revenues.  As the Company has prepared to introduce some of the new products mentioned above, inventory levels have been managed as new products are prepared for their introduction into the various markets.  We continually manage our systems and logistics centers around the world to support the demand for our products and business opportunity.  We continually challenge ourselves to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

Overcoming periodic economic downturns and managing profitability will continue to require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as people continue to look for alternative income opportunities. We are actively positioning ForeverGreen to be the Company they can align with for the future as traditional employment options.

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three month periods ending March 31, 2016 and 2015.

SUMMARY OF OPERATIONS	Three month period ended March 31, (Unaudited)
	2016	2015
Revenues, net	$11,943,956	$17,198,940
Cost of sales	3,893,086	4,193,201
Gross profit	8,050,870	13,005,739
Selling and marketing expenses	4,817,630	8,188,261

SUMMARY OF OPERATIONS - continued	Three month period ended March 31, (Unaudited)
	2016	2015
General and administrative expenses	4,082,621	4,243,714
Depreciation and amortization	248,371	161,951
Total operating expenses	9,148,982	12,593,926
Net operating income (loss)	(1,098,112)	411,813
Total other income (expense)	575,593	(76,435)
Income tax provision	--	--
Net income (loss)	(522,519)	335,378
Net income (loss) per share both (basic) and diluted	(0.02)	0.01

The Company recognized product revenues of $11,092,833 and shipping and other revenues of $851,123 for the first quarter of 2016 compared to product revenues of $16,115,618, and shipping and other revenues of $1,083,322 for the comparable period in 2015.

The Company experienced a 30.5% decrease in revenues totaling $5,254,984 for the 2016 first quarter compared to the 2015 first quarter. Our source of revenue is from the sale of various foods, other natural products, kits, and freight and handling to deliver products to the Members and customers. We recognize revenue upon shipment of a sales order. This decrease in revenues is directly related to a decrease in the number of Members and their business.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 32.6% of revenues totaling $3,893,086 for the first quarter of 2016 compared to 24.4% of revenues totaling $4,493,201 for first quarter of 2015. This percentage increase is primarily attributable to our newest product, Ketopia, as it has higher product costs, higher shipping costs, and royalty fees.

Management continues to negotiate better costs and terms with our key vendors to lower our cost of goods sold.  New products have been and will continue to be introduced to bolster Member recruiting and product sales.  In addition, management intends to improve our marketing plan to enhance Member leadership incentives and overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Sales and marketing expenses were 40.3% of revenues totaling $4,817,630 for the 2016 first quarter compared to 47.6% of revenues totaling $8,188,261 for 2015 first quarter.  This percentage decrease is due to lower commissions paid on sales related to the KetonX product line.

General and administrative expenses were $4,082,621 or 34.2% of revenue for the 2016 first quarter compared to $4,243,714 or 24.7% of revenue for the 2015 first quarter, representing a decrease of $161,093 from the prior year. This decrease is primarily due to the implementation of cost cutting initiatives during 2016. The Company labor force has been reduced both domestically as well as internationally.  These restructuring efforts involved employee severance agreements, some of which were mandated by local employment tax laws.  Extra costs in legal fees were also incurred in the 2016 first quarter as the Company restructured a number of lease arrangements and the litigation settlement.

Total other income were $575,593 for the 2016 first quarter compared to other expenses of $76,435 for the 2015 first quarter.  This decrease of $652,028 is primarily attributable to the gain on litigation settlement.

The Company experienced a net loss of $522,519 and net income of $335,378 for the three months ended March 31, 2016 and March 31, 2015, representing a decrease of $857,797.  During the last couple of years, the Company has focused on top line revenue growth.  The Company’s focus has now shifted to driving Company profitability, which in turn will drive shareholder value.  The first quarter in 2016 has seen the Company implement changes, as discussed above regarding general and administrative expenses, which will reduce costs and put the Company in a much better position to deliver future positive shareholder results.  It has been a number of years since the Company had a price increase on many of our products.  The combined impact of a revenue reduction along with the additional costs associated with implementing a cost restructure are attributed to the reported loss for the first three months of 2016.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Three months ended March 31, 2016	Year ended December 31, 2015
	(Unaudited)
Cash and cash equivalents	$474,633	$495,304
Total current assets	5,502,482	3,994,888
Total assets	9,760,270	7,781,438
Total current liabilities	8,982,691	7,687,664
Total liabilities	11,612,235	9,188,688
Accumulated deficit	(37,361,848)	(36,839,329)
Total stockholders’ deficit	$(1,851,965)	$(1,407,250)

The Company’s total assets increased to $9,760,270 as of March 31, 2016 compared to $7,781,438 as of December 31, 2015. The 25.4% increase of $1,978,832 is due to other receivables of $1,254,991 related to a settlement of litigation, a $506,826 increase in property plant and equipment which are leasehold improvements, an increase in accounts receivable of $133,107 due to the timing of bank deposits, and the remaining increase of $83,908 is attributable to an increase in pre-paid assets and inventory, combined with a slight decrease in our other assets.  The litigation settlement occurred in the first quarter of 2016 and the Company recorded a receivable.  Under the settlement agreement, the parties have agreed to dismiss the pending litigation and to refrain from any statements that disparage or criticize the other.  Other terms of the settlement agreement are confidential.

The Company’s total liabilities at March 31, 2016 were $11,612,235 compared to $9,188,688 at year end 2015.  The majority of this increase is due to a $2,423,547 increase in accounts payable.  Of this increase, about $650,000 is attributed to the settlement of a lawsuit, $640,000 relates to expansion and compliance activities in the European region, and the remaining increase is due to additional loans, particularly a $506,158 promissory note for the financing of the new leasehold improvements.

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $3,480,209 and accumulated deficit of $37,361,848 at March 31, 2016, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes a reduction in labor force, restructuring of lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.

Additionally, we expect we will take advantage of limited international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management is reviewing improvements to the marketing plan which will enhance the opportunities for continued growth.  The Company intends to seek debt and equity financing as necessary.

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

As of March 31, 2016 the Company has $1,746,024 in notes payable to related parties and $2,075,238 in notes payable, net of debt discount, with $1,191,718 of this amount past due or due within the next 12 months.   Management anticipates it will satisfy these notes payable through increased revenues and/or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended March 31, 2016 and determined no adjustment to long-lived assets was needed.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: May 16, 2016
By: /s/ Jack B. Eldridge Jr. Jack B. Eldridge Jr. Chief Financial Officer Treasurer	Date: May 16, 2016