Form 10-Q
period 2016-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2016-08-03
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(801) 655-5500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant's common stock as of August 1, 2016 was 25,342,285.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	19
Signatures		20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the six and three month periods ended June 30, 2016 and 2015 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month period ended June 30, 2016 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$181,759	$495,304
Restricted cash	52,923	62,382
Accounts receivable, net	711,427	688,719
Member advances	159,952	165,521
Other receivables	837,410	43,297
Prepaid expenses and other assets	436,518	512,023
Inventory	2,779,138	2,027,642
Total Current Assets	5,159,127	3,994,888
PROPERTY AND EQUIPMENT, net	4,078,542	3,493,170
OTHER ASSETS
Deposits and other assets	176,470	195,656
Intangible assets	64,277	97,724
Total Other Assets	240,747	293,380
TOTAL ASSETS	$9,478,416	$7,781,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$95,144	$125,482
Accounts payable	3,728,804	3,048,537
Accrued expenses	2,987,734	2,757,775
Deferred revenue	148,803	87,396
Convertible notes payable, related parties	--	245,000
Convertible notes payable	1,191,718	1,423,474
Total Current Liabilities	8,152,203	7,687,664

LONG-TERM DEBT
Convertible notes payable	881,756	--
Convertible notes payable, related parties	1,746,024	1,501,024
Notes payable	440,214	--
Total Long-Term Debt	3,067,994	1,501,024
TOTAL LIABILITIES	11,220,197	9,188,688

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 25,342,285 and 25,342,285 shares
issued and outstanding, respectively	25,342	25,342
Additional paid-in capital	35,952,711	35,897,711
Accumulated other comprehensive loss	(547,705)	(490,974)
Accumulated deficit	(37,172,129)	(36,839,329)
Total Stockholders' Deficit	(1,741,781)	(1,407,250)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,478,416	$7,781,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

REVENUES, net	$10,798,076	$16,079,017	$22,742,032	$33,277,957
COST OF SALES, net	3,015,135	4,039,543	6,908,221	8,232,744
GROSS PROFIT	7,782,941	12,039,474	15,833,811	25,045,213

OPERATING EXPENSES
Sales and marketing	4,056,821	7,890,203	8,874,451	16,078,464
General and administrative	3,387,969	5,322,385	7,719,321	9,728,050
Total Operating Expenses	7,444,790	13,212,588	16,593,772	25,806,514

NET OPERATING INCOME (LOSS)	338,151	(1,173,114)	(759,961)	(761,301)

OTHER INCOME (EXPENSE)
Interest expense	(147,988)	(81,897)	(231,808)	(139,216)
Gain on legal settlement	--	--	698,113	--
Other income (expense)	(444)	(191,786)	(39,144)	(210,902)
Total Other Income (Expense)	(148,432)	(273,683)	427,161	(350,118)

Income (loss) before income taxes	189,719	(1,446,797)	(332,800)	(1,111,419)

Income taxes	--	--	--	--

NET INCOME (LOSS)	$189,719	$(1,446,797)	$(332,800)	$(1,111,419)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.06)	$(0.01)	$(0.05)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,342,285	23,991,778	25,342,285	24,385,233

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,994,173	23,991,778	25,342,285	24,385,233

COMPREHENSIVE INCOME (LOSS)
A Summary of the components of other comprehensive income (loss) for the periods ended June 30, 2016 and 2015 are as follows:

Net Income (Loss)	$189,719	$(1,446,797)	$(332,800)	$(1,111,419)
Other Comprehensive Income (Loss) - foreign currency translation	(79,535)	146,615	(56,731)	115,266
Comprehensive Income (Loss)	$110,184	$(1,300,182)	$(389,531)	$(996,153)

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(332,800)	$(1,111,419)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	527,852	337,580
Amortization of beneficial conversion feature	55,000	--
Changes in operating assets and liabilities:
Restricted cash	9,459	(830,617)
Accounts receivable	(22,708)	(1,278,558)
Prepaid expenses	75,505	101,850
Other receivables	(794,113)	--
Member advances	5,569	--
Deposits and other assets	19,186	27,827
Inventory	(751,496)	217,766
Accounts payable	652,070	919,480
Deferred revenue	61,407	324,955
Accrued expenses	229,959	(552,009)
Net Cash Used in Operating Activities	(265,110)	(1,843,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(545,422)	(826,262)
Net Cash Used in Investing Activities	(545,422)	(826,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	(30,338)	(93,701)
Proceeds from convertible notes payable	850,000	1,000,000
Repayment of notes payable	(65,944)	--
Repayment of convertible notes payable	(200,000)	--
Proceeds from common stock issuance	--	1,490,000
Net Cash Provided by Financing Activities	553,718	2,396,299
Effect of Foreign Currency on Cash	(56,731)	210,976

NET DECREASE IN CASH	(313,545)	(62,132)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	495,304	580,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,759	$518,390

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$154,061	$81,898
Cash paid for income taxes	--	--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature	$55,000	$--
Notes payable issued for leasehold improvements	$506,158	$--
The accompanying notes are an integral part of these condensed consolidated financial statements 5

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the three-month and six-month period ended June 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at June 30, 2016 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Foreign Currency Translation

The Company's functional currency is recorded in various currencies, corresponding to the various foreign subsidiaries and its reporting currency is the United States dollar. Management has adopted ASC 830-20, "Foreign Currency Matters – Foreign Currency Transactions."  All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive loss.

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

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. For the six-months ended June 30, 2016, there was 9,651,888 common stock equivalents from convertible notes that were excluded from the diluted EPS calculation as their effect is anti-dilutive. For the three-months ended June 30, 2016 there were 9,651,888 common stock equivalents from convertible notes that were included in the diluted EPS calculation.

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are provided. The Company applies the provisions of FASB Accounting Standards Codification ("ASC") 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company's source of revenue is from the sale of various food and other natural products. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances. The Company extends this return policy to its members for a 30 day period and the consumer has the same return policy in effect against the member. All conditions of ASC 605-10 are met and the revenue is recorded upon sale, with an estimated allowance for returns where material.

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On June 30, 2016 and December 31, 2015, the reserve for obsolete inventory had balances in the amount of $40,000 and $40,000, respectively.

Accounts Receivable and Member Advances

Normally the majority of accounts receivable are sales deposits processed by third parties from the prior one to four days that have not posted to the Company's bank account.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company's long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company's assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of June 30, 2016 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended June 30, 2016 and 2015.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company's financial results.

NOTE 3 – DEBT

Convertible notes payable and notes payable as of June 30, 2016

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE
Convertible, Related party	0.68	12/01/2015	10%	12/31/2018	$ 1,501,024
Convertible, Related party	0.15	10/7/2010	10%	12/31/2017	$ 45,000
Convertible, Related party	0.20	1/19/2011	10%	12/31/2017	$ 200,000
Convertible, Non-related	0.20	3/9/2010	10%	12/31/2017	$ 231,756
Convertible, Non-related	0.20	3/14/2011	14%	12/31/2015	$ 100,000

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – DEBT – continued

Convertible notes payable and notes payable as of June 30, 2016 - continued

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE
Convertible, Non-related	0.70	02/25/2015	14%	12/31/2015	$ 891,718
Convertible, Non-related	1.00	07/06/2015	12%	08/31/2015	$ 200,000
Convertible, Non-related	0.35	05/27/2016	10%	12/31/2018	$ 500,000
Convertible, Non-related	0.35	06/23/2016	10%	12/31/2018	$ 150,000
Non-related	NA	03/01/2016	4.66%	03/01/2018	$ 440,214
Total					$ 4,259,712

During the period ended, March 31, 2016, the Company issued two promissory notes for $100,000 each. Both notes have an annual interest rate of 10% and are secured by the Company's inventory. The principal amount of the notes, and all accrued interest is due and payable on or before February 28, 2021.  The notes have a conversion feature for common shares at $0.40 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a total discount of $55,000 for the beneficial conversion was recorded against these notes and will be amortized against interest expense through the life of the notes. As of March 31, 2016 interest expense of $55,000 was recorded as part of the amortization of the beneficial conversion feature of these notes. Both of these notes were paid off on May 18, 2016.

During the period ended, March 31, 2016, the Company issued a promissory note for $506,158 in exchange for leasehold improvements to a Company warehouse and offices.  This note has an annual interest rate of 4.66%.  The principal amount of the note and all accrued interest is due and payable on or before March 1, 2018.  As of June 30, 2016 the Company has paid $65,944 toward the note balance, leaving a balance of $440,214 due on this note.

During the period ended, June 30, 2016, the Company issued two promissory notes totaling $650,000. These notes have an annual interest rate of 10% and are secured by the Company's inventory. The principal amount of the notes and all accrued interest is due and payable on or before December 31, 2018.  The notes have a conversion feature for common shares at $0.35 per share.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 – INVENTORY

Inventories for June 30, 2016 and December 31, 2015 were classified as follows:

	June 30, 2016	December 31, 2015
Raw Materials	$1,681,527	$1,055,243
Finished Goods	1,137,611	1,012,399
Total Inventory	2,819,138	2,067,642
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$2,779,138	$2,027,642

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

NOTE 7 – GOING CONCERN

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $2,993,076 and accumulated deficit of $37,172,129 at June 30, 2016, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans to address and alleviate these concerns are as follows:

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

Management anticipates that any future additional capital needed for cash shortfalls will be provided by debt financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  We may also issue private placements of stock to raise additional funding.  Any private placement likely will rely upon

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOING CONCERN – continued

exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock then our shareholders may experience dilution in the value per share of their common stock.

NOTE 8 – SUBSEQUENT EVENTS

On July 8, 2016, the Company received a $50,000 draw from its line of credit.  This draw is from the same promissory note issued on May 27, 2016 with a conversion feature for common shares of $0.35 per share and has a due date of December 31, 2018.

In this report references to "ForeverGreen," "the Company," "we," "us," and "our" refer to ForeverGreen Worldwide Corp. and its subsidiaries.

NOTE REGARDING FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission ("SEC") encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as "may," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly owned subsidiaries: ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), FG International LLP (India), Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L. (Dominican Republic), Forevergreen Peru, SAC, ForeverGreen SP z.o.o , (Poland), FGXpress do Brasil Comercio de Alimentos LTDA (Brazil), and ForeverGreen Team B.V. (Netherlands).

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international customers and Members our exclusive Ketopia line, PowerStrips, SolarStrips, and BeautyStrips products. In addition, through the Farmers Market we will continue to share our array of nutrition, supplement, and weight management products to our customers and Members. Our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

During the first six months of 2016 the Company experienced exciting updates and international restructuring that included new international payment methods, new product introductions, and growth in new areas.

In April, ForeverGreen expanded its exclusive Ketopia line with two new companion products. The Ketopia line was joined by the KetoCream shake. The KetoCream shake is the first of its kind and features the recommended ratios of fat, protein and carbohydrates one needs while in ketosis, making it the perfect complement to the Ketopia system. The vanilla/white chocolate taste can be used as a shake, delicious creamer for coffee or tea, or as a frozen dessert. The second companion product announced was KetoBoosters. KetoBoosters provide the user with both BHB and MCT oils. BHB is found naturally in many foods including eggs and milk.  The "BHB salt" is simply a compound that consists of sodium (Na+), potassium (K+), and the ketone body B-hydroxybutyrate.  MCT is medium chain triglycerides and is primarily comprised of caprylic and capric fatty acids which occurs naturally in coconut oil and other foods.  The spray technology is a technological innovation providing a superior delivery system. Trends in the market are pointing to this type of delivery system around the world and we believe

ForeverGreen is leading the way. To keep pace with our market and product growth, we anticipate the need to expand our Ketopia line internationally and offer a more synergistic global offering. The rewards of this strategy include increased sales performance and diversified market incomes.

In late April, management announced the Company has continued to make profitability a priority in 2016 with several advances in its business operations, some of which include cost cutting, trimming markets, staff reorganization among other changes to make operations more efficient. Those cost cutting measures reduced overhead by over $500,000 per month.

An important international growth highlight came from the Oceania region. The official launch of Ketopia in Australia was announced which attracted major networkers. With the strength of the launch, Joe Jensen, Chief Sales Officer, projected Oceania to become the next market to produce $1 million a month in sales.

In May, ForeverGreen officially kicked off a key campaign to drive product sales and attract new customers. The multi-stop tour crisscrossed the United States and Canada and encountered packed rooms. The focus of the meetings was business and business building activities in over forty cities, which produced a 9.1% increase in month-to-date sales.

In June, our Members in Europe received a ketogenic product called KetoBrü. KetoBrü is a cacao bean drink made with pure cacao. It can be enjoyed alone mixed in hot water, or added to coffee to create a great mocha flavor, but with the nutritional benefits of cacao. Our Members have expressed excitement about this product and the positive business building conversations it provides throughout Europe.

June also saw the milestone announcement regarding PowerStrips sales in excess of 30 million PowerStrips sold. PowerStrips continues to be our number-one selling product worldwide. This envelope model product is such a unique product which we believe has the ability to reach customers across the globe.

The Company will continue to look for opportunities to improve upon or expand the restructuring and cost cutting initiatives implemented in the first and second quarter. Management has instigated cost cutting measures to reduce overhead and anticipates the launch of new products to stabilize revenues. As the Company has prepared to introduce some of the new products mentioned above, inventory levels have been managed as new products are prepared for their introduction into the various markets. We continually manage our systems and logistics centers around the world to support the demand for our products and business opportunity. We continually challenge ourselves to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three and six month periods ending June 30, 2016 and 2015.

SUMMARY OF OPERATIONS	Three month period ended June 30,		Six month period ended June 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Revenues, net	$10,798,076	$16,079,017	$22,742,032	$33,277,957
Cost of sales	3,015,135	4,039,543	6,908,221	8,232,744
Gross profit	7,782,941	12,039,474	15,833,811	25,045,213
Selling and marketing expenses	4,056,821	7,890,203	8,874,452	16,078,464
General and administrative expenses	3,387,969	5,322,385	7,719,320	9,728,050
Total operating expenses	7,444,790	13,212,588	16,593,772	25,806,514
Net operating income	338,151	(1,173,114)	(759,961)	(761,301)
Total other income (expense)	(148,432)	(273,683)	427,161	(350,118)
Income tax provision	--	--	--	--
Net earnings (loss)	$189,719	$(1,446,797)	$(332,800)	$(1,111,419)
Net earnings (loss) per share both (basic) and diluted	$0.01	$(0.03)	$(0.01)	$(0.05)

The Company recognized product revenues of $21,101,894 and shipping and other revenues of $1,640,138 for the six month period of 2016 compared to product revenues of $31,306,029, and shipping and other revenues of $1,971,928 for the comparable period in 2015.  The Company recognized product revenues of $10,009,061 and shipping and other revenues of $789,015 for the second quarter of 2016 compared to product revenues of $15,190,411, and shipping and other revenues of $888,606 for the comparable period in 2015.

The Company experienced a 31.7% decrease in revenues totaling $10,535,925 for the 2016 six month period compared to the 2015 six month period. The Company experienced a 32.8% decrease in revenues totaling $5,280,941 for the 2016 second quarter compared to the 2015 second quarter. Our source of revenue is from the sale of various foods, other natural products, kits, and freight and handling to deliver products to the Members and customers. We recognize revenue upon shipment of a sales order. The decrease in revenues relates to the supply chain challenges the Company experienced in launching the Ketopia product line which resulted in sales less than expected and a decrease in the demand for the PowerStrip product.  Additionally, as a result of the marketing focus on launching the Ketopia product line, there was less focus in 2016 on the PowerStrip product line than in 2015. Management has initiatives to increase global marketing focus on PowerStrips more during the remainder of 2016, emphasizing the global envelope model.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 30.3% of revenues totaling $6,908,221 for the six month period of 2016 compared to 24.7% of revenues totaling $8,232,744 for six month period of 2015.  Cost of sales was approximately 27.9% of revenues totaling $3,015,135 for the second quarter of 2016 compared to 25.1% of revenues totaling $4,039,543 for second quarter of 2015. This percentage increase is primarily attributable to our newest product, Ketopia, as it has higher product costs, higher shipping costs, and royalty fees.

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

Sales and marketing expenses were 39% of revenues totaling $8,874,451 for the 2016 six month period compared to 48.3% of revenues totaling $16,078,464 for 2015 six month period.  Sales and marketing expenses were 37.5% of revenues totaling $4,056,821 for the 2016 second quarter compared to 49% of revenues totaling $7,890,203 for 2015 second quarter.  This percentage decrease is due to lower commissions paid on sales related to the Ketopia product line.

General and administrative expenses were $7,719,320, or 33.9 % of revenue, for the 2016 six month period compared to $9,728,050, or 29.2% of revenue, for the 2015 six month period, representing a decrease of $2,008,730 from the prior year.  General and administrative expenses were $3,387,969, or 33.4% of revenue, for the 2016 second quarter compared to $5,322,385 or 33.1% of revenue, for the 2015 second quarter, representing a decrease of $1,934,416 from the prior year.  These decreases are primarily due to the implementation of cost cutting initiatives during 2016. The Company labor force has been reduced both domestically as well as internationally. These restructuring efforts involved employee severance agreements, some of which were mandated by local employment tax laws.  Extra costs in legal fees were also incurred in the 2016 six month period as the Company restructured a number of lease arrangements and the litigation settlement with Pruvit Ventures, Inc.

Total other income was $427,161 for the 2016 six month period compared to other expense of $350,118 for the 2015 six month period.  This decrease of $832,279 is primarily attributable to the gain on litigation settlement.  Total other expense was $148,432 for the 2016 second quarter compared to other expense of $273,683 for the 2015 second quarter.  This decrease of $180,251 is primarily attributable to international market expenses incurred in 2015 that did not occur in 2016.

The Company experienced a net loss of $277,800 for the 2016 six month period compared to a net loss of $1,111,419 for the 2015 six month period. This decrease of $833,619 is attributable to managements cost cutting initiatives and decreased revenues. The Company experienced net income of $244,720 for the second quarter compared to a net loss of $1,446,797 for the 2015 second quarter. This represents a decrease of $1,691,517 which again is attributable to the Company's cost cutting initiatives.

During the last couple of years, the Company has focused on top line revenue growth.  The Company's focus has now shifted to driving Company profitability, which in turn will drive shareholder value.  The six month period in 2016 has seen the Company implement changes, as discussed above regarding general and administrative expenses, which will reduce costs and put the Company in a much better position to deliver future positive shareholder results. It has been a number of years since the Company had a price increase on many of our products.  The combined impact of a revenue reduction along with the additional costs associated with implementing a cost restructure are attributed to the reported loss for the first six months of 2016.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Six months ended June 30, 2016	Year ended December 31, 2015
	(Unaudited)
Cash and cash equivalents	$181,759	$495,304
Total current assets	5,159,127	3,994,888
Total assets	9,478,416	7,781,438
Total current liabilities	8,152,203	7,687,664
Total liabilities	11,220,197	9,188,688
Accumulated deficit	(37,172,129)	(36,839,329)
Total stockholders' deficit	$(1,741,781)	$(1,407,250)

The Company's total assets increased to $9,478,416 as of June 30, 2016 compared to $7,781,438 as of December 31, 2015. The 21.0% increase of $1,696,978 is due to an increase in inventory of $751,494, other receivables of $794,113 related to a settlement of litigation, and the remaining increase is due to leasehold improvements and software capitalization. The litigation settlement occurred in the first quarter of 2016 and the Company recorded a receivable.  Under the settlement agreement, the parties have agreed to dismiss the pending litigation and to refrain from any statements that disparage or criticize the other.  Other terms of the settlement agreement are confidential.

The Company's total liabilities at June 30, 2016 were $11,220,197 compared to $9,188,688 at year end 2015, an increase of $2,031,509.  This increase is attributable to a $893,282 increase in convertible notes payable, $680,267 increase in accounts payable which is in line with the increase in inventory, a new notes payable of $440,963 to pay for leasehold improvements, and the balance is due to increases in accrued expenses and deferred revenue.

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $2,993,076 and accumulated deficit of $37,172,129 at June 30, 2016, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans to address and alleviate these concerns are as follows.

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

Commitments and Obligations

The Company has an agreement with a related party, Marine Life Sciences, LLC, that supplies 100% of a the marine phytoplankton included in several top selling products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease significantly. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

As of June 30, 2016 the Company has $1,746,024 in convertible notes payable to related parties and $2,073,474 in convertible notes payable, with $1,191,718 of this amount past due or due within the next 12 months. The Company also has notes payable of $440,214.  Management anticipates it will satisfy these notes payable through increased revenues and/or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended June 30, 2016 and determined no adjustment to long-lived assets was needed.

The Company adjusts its inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold.

In determining the allowance for doubtful accounts, the Company evaluates the collectability of its accounts receivable and member advances based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings), the Company records a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer's ability to meet its financial obligation to us or higher than expected customer defaults), the Company's estimates of the recoverability of amounts could differ from the actual amounts recovered.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: August 3, 2016
By: /s/ Jack B. Eldridge Jr. Jack B. Eldridge Jr. Chief Financial Officer Treasurer	Date: August 3, 2016