Form 10-Q
period 2016-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2016-11-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0621709 (I.R.S. Employer Identification No.)
632 NORTH 2000 WEST, SUITE 101, LINDON, UTAH (Address of principal executive offices)	84042 (Zip Code)

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 14, 2016 was 26,342,285.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19
Signatures		20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2016 and 2015 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month period ended September 30, 2016 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$398,165	$495,304
Restricted cash	50,305	62,382
Accounts receivable, net	600,140	688,719
Member advances	158,652	165,521
Other receivables	760,162	43,297
Prepaid expenses and other assets	525,203	512,023
Inventory, net	2,440,636	2,027,642
Total Current Assets	4,933,263	3,994,888
PROPERTY AND EQUIPMENT, net	4,071,107	3,493,170
OTHER ASSETS
Deposits and other assets	176,352	195,656
Intangible assets, net	42,190	97,724
Total Other Assets	218,542	293,380
TOTAL ASSETS	$9,222,912	$7,781,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$230,377	$125,482
Accounts payable	3,457,081	3,048,537
Accrued expenses	2,912,758	2,757,775
Deferred revenue	91,907	87,396
Convertible notes payable, related parties	--	245,000
Convertible notes payable	1,191,718	1,423,474
Total Current Liabilities	7,883,841	7,687,664

LONG-TERM DEBT
Convertible notes payable	931,756	--
Convertible notes payable, related parties	1,746,024	1,501,024
Notes payable, net of discount	871,195	--
Total Long-Term Debt	3,548,975	1,501,024
TOTAL LIABILITIES	11,432,816	9,188,688

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued or outstanding	--	--
Common stock, par value $0.001 per share; authorized
100,000,000 shares; 25,342,285 and 25,342,285 shares
issued and outstanding, respectively	25,342	25,342
Additional paid-in capital	35,952,711	35,897,711
Accumulated other comprehensive loss	(384,208)	(490,974)
Accumulated deficit	(37,803,749)	(36,839,329)
Total Stockholders' Deficit	(2,209,904)	(1,407,250)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,222,912	$7,781,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

REVENUES, net	$8,238,081	$16,606,907	$30,980,113	$49,884,864
COST OF SALES, net	2,278,106	3,882,920	9,186,327	12,115,664
GROSS PROFIT	5,959,975	12,723,987	21,793,786	37,769,200

OPERATING EXPENSES
Sales and marketing	3,502,298	7,825,701	12,376,749	23,904,165
General and administrative	2,970,039	5,176,748	10,689,360	14,904,798
Total Operating Expenses	6,472,337	13,002,449	23,066,109	38,808,963

NET OPERATING INCOME (LOSS)	(512,362)	(278,462)	(1,272,323)	(1,039,763)

OTHER INCOME (EXPENSE)
Interest expense	(152,399)	(76,633)	(384,207)	(215,849)
Gain on legal settlement	--	--	698,113	--
Other income (expense)	33,141	(16,306)	(6,003)	(227,208)
Total Other Income (Expense)	(119,258)	(92,939)	307,903	(443,057)

Loss before income taxes	(631,620)	(371,401)	(964,420)	(1,482,820)

Income taxes	--	--	--	--

NET LOSS	$(631,620)	$(371,401)	$(964,420)	$(1,482,820)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.04)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,342,285	25,342,285	25,342,285	24,448,883

COMPREHENSIVE LOSS
A Summary of the components of other comprehensive loss for the periods ended September 30, 2016 and 2015 are as follows:

Net Loss	$(631,620)	$(371,401)	$(964,420)	$(1,482,820)
Other Comprehensive Income (Loss) - foreign currency translation	163,497	(72,977)	106,766	42,289
Comprehensive Loss	$(468,123)	$(444,378)	$(857,654)	$(1,440,531)

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(964,420)	$(1,482,820)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	840,437	551,229
Convertible note interest penalty	--	30,000
Changes in operating assets and liabilities:
Restricted cash	12,077	(179,688)
Accounts receivable	88,579	(1,048,441)
Other receivables	(716,865)	--
Member advances	6,869	--
Prepaid expenses	(13,180)	(671,338)
Deposits and other assets	19,304	25,591
Inventory	(412,994)	(294,235)
Accounts payable	408,544	1,927,401
Deferred revenue	4,511	1,613,453
Accrued expenses	154,983	(2,000,168)
Net Cash Used in Operating Activities	(572,155)	(1,529,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(799,602)	(1,308,467)
Net Cash Used in Investing Activities	(799,602)	(1,308,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	104,895	(59,138)
Proceeds from convertible notes payable	900,000	1,790,000
Repayment of convertible notes payable	(200,000)	--
Repayment of notes payable	(137,043)	(100,000)
Proceeds from notes payable	500,000	--
Proceeds from common stock issuance	--	1,020,117
Net Cash Provided by Financing Activities	1,167,852	2,650,979
Effect of Foreign Currency on Cash	106,766	48,010

NET DECREASE IN CASH	(97,139)	(138,494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	495,304	580,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$398,165	$442,028

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$239,213	$215,849
Cash paid for income taxes	--	--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes payable	$--	$636,645
Notes payable issued for leasehold improvements	$506,158	$--
Beneficial conversion feature	$55,000	$--
Debt discount on notes payable	$25,000	$--
The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at September 30, 2016 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of September 30, 2016, there were 9,846,754 common stock equivalents from convertible notes that were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On September 30, 2016 and December 31, 2015, the reserve for obsolete inventory had balances in the amount of $40,000 and $40,000, respectively.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of September 30, 2016 was not needed.

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

The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the net carrying amount of intangible assets. No impairment was recognized, accordingly, during the periods ended September 30, 2016 and 2015.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Convertible notes payable and notes payable as of September 30, 2016

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – DEBT - continued

Convertible notes payable and notes payable as of September 30, 2016 - continued

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE
Convertible, Non-related	0.70	02/25/2015	14%	12/31/2015	$ 891,718
Convertible, Non-related	1.00	07/06/2015	12%	08/31/2015	$ 200,000
Convertible, Non-related	0.35	05/27/2016	10%	12/31/2018	$ 500,000
Convertible, Non-related	0.35	06/23/2016	10%	12/31/2018	$ 150,000
Convertible, Non-related	0.35	07/08/2016	10%	12/31/2018	$ 50,000
Non-related	NA	08/10/2016	NA	04/15/2018	$ 489,000
Debt Discount	NA	08/10/2016	NA	04/15/2018	$ (22,920)
Non-related	NA	03/01/2016	4.66%	03/01/2018	$ 405,115
Total					$ 4,740,693

On March 1, 2016, the Company issued a promissory note for $506,158 in exchange for leasehold improvements to a Company warehouse and offices.  This note has an annual interest rate of 4.66%.  The principal amount of the note and all accrued interest is due and payable on or before March 1, 2018.  As of September 30, 2016 the Company has paid $101,043 toward the note balance, leaving a balance of $405,115 due on this note.

On March 11, 2016, the Company issued two promissory notes for $100,000 each. Both notes have an annual interest rate of 10% and are secured by the Company's inventory. The principal amount of the notes and all accrued interest is due and payable on or before February 28, 2021.  The notes have a conversion feature for common shares at $0.40 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a total discount of $55,000 for the beneficial conversion was recorded against these notes and will be amortized against interest expense through the life of the notes. As of September 30, 2016 interest expense of $55,000 was recorded as part of the amortization of the beneficial conversion feature of these notes. Both of these notes were paid off on May 18, 2016.

On May 27, 2016, the Company issued a promissory note for $500,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.35 per share.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On June 23, 2016, the Company issued a promissory note for $150,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.35 per share.

On July 8, 2016, the Company issued a promissory note for $50,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.35 per share.

On August 10, 2016, the Company entered into an investment agreement with a third party for $525,000, including an original issue discount of $25,000. Pursuant to the agreement, the third party agreed to invest $500,000 and will be paid back the $525,000, in one of the following ways: A royalty of $0.75 for each Prodigy-5 product sold and membership position calculated weekly or a guaranteed minimum weekly cash payment of $6,000 whichever is greater.  As of September 30, 2016 the Company has paid $36,000, leaving a balance of $489,000 due and interest expense of $2,080 was recorded as part of the amortization of the original issue discount. This agreement was terminated subsequent to period end, on October 21, 2016, and replaced by a new investment agreement (see Note 8).

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 5 – INVENTORY

	September 30, 2016	December 31, 2015
Raw Materials	$1,307,660	$1,055,243
Finished Goods	1,172,976	1,012,399
Total Inventory	2,480,636	2,067,642
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$2,440,636	$2,027,642

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOING CONCERN

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $2,950,578 and accumulated deficit of $37,803,749 at September 30, 2016, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:  The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes a reduction in labor force, restructuring of lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 18, 2016, as part of our expense restructuring initiative, the Company negotiated the exit from one building lease with Lindon LLC in order to consolidate the corporate offices and warehouse all within the same space. Under the terms of the agreement the Company agreed to pay $30,000 on October 19, 2016 and 12 monthly payments of $10,000 each beginning in November of 2016.  In addition, the Company agreed to transfer ownership of all tenant improvements (book value of $270,838) and office furnishings (book value of $447,499).

On October 21, 2016 the Company terminated the investment agreement dated August 10, 2016 (see Note 3) and entered into a new investment agreement with the same third party for $1,025,000, including an original issue discount of $425,000. Pursuant to the agreement, the third party agreed to invest $600,000 (of which $500,000 was paid in the prior period on August 10, 2016 and an additional $100,000 was paid on November 7, 2016).  The $1,025,000 amount due will be paid back in one of the following ways: A royalty of $0.75 for each Prodigy-5 product sold calculated weekly or a guaranteed minimum weekly cash payment of $5,000, whichever is greater.

On October 19, 2016 the Company issued 1,000,000 shares of common stock for cash proceeds of $300,000 at $0.30 per common share.

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

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international customers and Members our newly announced global Xpress product, Prodigy-5 along with our exclusive Ketopia line, PowerStrips, SolarStrips, and BeautyStrips products. In addition, we will continue to evaluate and share our array of nutrition, supplement, and weight management products to our customers and Members. Our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

During the first nine months of 2016 the Company experienced exciting updates that included, changes and additions involving ForeverGreen’s executive team, new product announcements, and an exciting new face on the Scientific Advisory Board.

In July and August, ForeverGreen made adjustments and additions to their executive team. Chief Information Officer, Rob Ferguson, took on the additional role of guiding daily operations as Chief Operating Officer. Jorge Alvarado, Vice President of Latin America, added the role of Chief Marketing Officer to his responsibilities. Chief Sales Officer, Joe Jensen added Europe to his areas of Asia and North America. Joining Jensen as co-Chief Sales Officer was Rick Redford, a veteran team leader. Redford brings over 25 years of successful Direct Selling industry experience, previously working at Unicity International, Genesis Pure and Viz. His extensive experience includes contract manufacturing, sales, marketing and international expansion. Along with his experience in direct selling, Redford brings his expertise in running several businesses, international sales and public speaking.

August also saw the announcement of ForeverGreen’s continued commitment to overall cost reductions and a path to profitability.  Management believes that with the amount of global marketing momentum the Company achieved by the end of 2015, the Company intends to shift our focus from top-line revenue growth to expense management and profitability.

September marked the official addition of Dr. Balamurali Ambati, Ph.D., M.D. to ForeverGreen’s scientific advisory board. In 1995, Ambati entered the Guinness Book of World Records as the world's youngest doctor, at the age of seventeen. He has won numerous awards including the Ludwig von Sallmann Clinician-Scientist Award from the ARVO Foundation in 2014 and the Troutman-Véronneau Prize from the Pan-American Association of Ophthalmology in 2013. Dr. Ambati joined the company as a developmental part of ForeverGreen's revolutionary and scientific, recently announced product, Prodigy-5, described below.

With the addition of Dr. Ambati, ForeverGreen also acquired the exclusive, proprietary technology, Nutrisorb. This key ingredient will be featured in the upcoming (anticipated late November) new global Xpress model product, Prodigy-5. Dr. Balamurali Ambati, who recently joined the ForeverGreen scientific advisory board, helped develop the technology along with Dr. Adam Saucedo, M.D. of ForeverGreen. Nutrisorb, is an ingredient used to improve and optimize the absorption by the human body of vitamins, minerals, supplements and foods. ForeverGreen's license agreement provides the Company with the rights to the proprietary Nutrisorb technology and gives the Company worldwide exclusivity. As part of the license agreement,

It was in mid-September that ForeverGreen officially announced the development of our new global product, Prodigy-5. In brief, the product Prodigy-5's worldwide, exclusive technology answers the phrase, “You're not just as healthy as what you ingest, but rather what you absorb”. This key technology aids the body in absorbing more of the nutrition than it normally would, thereby increasing efficiencies and overall health.  Prodigy-5 will be the newest offering in ForeverGreen's global Xpress model and management believes this new product could reframe the current conversation on supplementation. ForeverGreen has scientifically combined several products into one and as a part of the global Xpress model the Company expects to bring this all-in-one nutritional habit to the public.

The Company continues to look for opportunities to improve upon or expand the restructuring and cost cutting initiatives implemented in the first, second and third quarters. Management has instigated cost cutting measures to reduce overhead and anticipates the November launch of Prodigy-5 will grow revenues. Pre-orders for the product already total more than $1.5M. The Company is also reviewing its entire line of products to determine which may be phased out or reworked to fit into their exciting global Xpress model.  We continually manage our systems and logistics centers around the world to support the demand for our products and business opportunity. We continually challenge ourselves to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

Overcoming periodic economic downturns and managing profitability will continue to require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as Prodigy-5 begins to ship and as people continue to look for alternative income opportunities. We are actively positioning ForeverGreen to be the Company they can align with for the future as traditional employment options.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three and nine month periods ending September 30, 2016 and 2015.

SUMMARY OF OPERATIONS	Three month period ended September 30,		Nine month period ended September 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Revenues, net	$8,238,081	$16,606,907	$30,980,113	$49,884,864
Cost of sales	2,278,106	3,882,920	9,186,327	12,115,664
Gross profit	5,959,975	12,723,987	21,793,786	37,769,200
Selling and marketing expenses	3,502,298	7,825,701	12,376,749	23,904,165
General and administrative expenses	2,970,039	5,176,748	10,689,360	14,904,798
Total operating expenses	6,472,337	13,002,449	23,066,109	38,808,963
Net operating income	(512,362)	(278,462)	(1,272,323)	(1,039,763)
Total other income (expense)	(119,258)	(92,939)	307,903	(443,057)
Income tax provision	--	--	--	--
Net earnings (loss)	$(631,620)	$(371,401)	$(964,420)	$(1,482,820)
Net earnings (loss) per share both (basic) and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.06)

The Company recognized product revenues of $29,327,397 and shipping and other revenues of $1,652,716 for the nine month period of 2016 compared to product revenues of $46,130,346, and shipping and other revenues of $3,754,518 for the comparable period in 2015.  The Company recognized product revenues of $7,785,215 and shipping and other revenues of $452,866 for the third quarter of 2016 compared to product revenues of $14,875,641, and shipping and other revenues of $1,731,266 for the comparable period in 2015.

The Company experienced a 37.9% decrease in revenues totaling $18,904,751 for the 2016 nine month period compared to the 2015 nine month period. The Company experienced a 50.4% decrease in revenues totaling $8,368,826 for the 2016 third quarter compared to the 2015 third quarter. Our source of revenue is from the sale of various foods, other natural products, kits, and freight and handling to deliver products to the Members and customers. We recognize revenue upon shipment of a sales order. The decrease in revenues relates to the supply chain challenges the Company experienced in launching the Ketopia product line which resulted in sales less than expected and a decrease in the demand for the PowerStrip product.  Additionally, as a result of the marketing focus on launching the Ketopia product line, there was less focus in 2016 on the PowerStrip product line than in 2015. Management has initiatives to increase global marketing focus on PowerStrips during the remainder of 2016, emphasizing the global envelope model.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 29.7% of revenues totaling $9,186,327 for the nine month period of 2016 compared to 24.2% of revenues totaling $12,115,664 for nine month period of 2015.  Cost of sales was approximately 27.6% of revenues totaling $2,278,106 for the third quarter of 2016 compared to 23.3% of revenues totaling $3,882,920 for third quarter of 2015. This percentage increase is primarily attributable to our newest product, Ketopia, as it has higher product costs, higher shipping costs, and royalty fees.

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

Sales and marketing expenses were 39.9% of revenues totaling $12,376,749 for the 2016 nine month period compared to 47.9% of revenues totaling $23,904,165 for 2015 nine month period.  Sales and marketing expenses were 42.5% of revenues totaling $3,502,298 for the 2016 third quarter compared to 47.1% of revenues totaling $7,825,701 for 2015 third quarter.  This percentage decrease is due to lower commissions paid on sales related to the Ketopia product line.

General and administrative expenses were $10,689,360, or 34.5% of revenue, for the 2016 nine month period compared to $14,904,798, or 29.8% of revenue, for the 2015 nine month period, representing a decrease of $4,215,438 from the prior year.  General and administrative expenses were $2,970,039, or 36% of revenue, for the 2016 third quarter compared to $5,176,748 or 31.1% of revenue, for the 2015 third quarter, representing a decrease of $2,206,709 from the prior year.  These decreases are primarily due to the implementation of cost cutting initiatives during 2016. The Company labor force has been reduced both domestically as well as internationally. These restructuring efforts involved employee severance agreements, some of which were mandated by local employment tax laws.  Extra costs in legal fees were also incurred in the 2016 nine month period as the Company restructured a number of lease arrangements and the litigation settlement with Pruvit Ventures, Inc.

Total other income was $307,903 for the 2016 nine month period compared to other expense of $443,057 for the 2015 nine month period.  This decrease of $750,960 is primarily attributable to the gain on litigation settlement.  Total other expense was $119,258 for the 2016 third quarter compared to other expense of $92,939 for the 2015 third quarter.  This decrease of $26,319 is primarily attributable to international market expenses incurred in 2015 that did not occur in 2016.

The Company experienced a net loss of $964,420 for the 2016 nine month period compared to a net loss of $1,482,820 for the 2015 nine month period. This decrease of $518,400 is attributable to managements cost cutting initiatives and decreased revenues. The Company experienced net loss of $631,620 for the third quarter compared to a net loss of $371,401 for the 2015 third quarter. This represents an increase of $260,219 which is attributable to the Company’s decreasing revenues.

During the last couple of years, the Company has focused on top line revenue growth.  The Company’s focus has now shifted to driving Company profitability, which in turn will drive shareholder value.  The nine month period in 2016 has seen the Company implement changes, as discussed above regarding general and administrative expenses, which will reduce costs and put the Company in a much better position to deliver future positive shareholder results. It has been a number of years since the Company had a price increase on many of our products.  The combined impact of a revenue reduction along with the additional costs associated with implementing a cost restructure are attributed to the reported loss for the first nine months of 2016.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Nine months ended September 30, 2016	Year ended December 31, 2015
	(Unaudited)
Cash and cash equivalents	$398,165	$495,304
Total current assets	4,933,263	3,994,888
Total assets	9,222,912	7,781,438
Total current liabilities	7,883,841	7,687,664
Total liabilities	11,432,816	9,188,688
Accumulated deficit	(37,803,749)	(36,839,329)
Total stockholders’ deficit	$(2,209,904)	$(1,407,250)

The Company’s total assets increased to $9,222,912 as of September 30, 2016 compared to $7,781,438 as of December 31, 2015. The 18.5% increase of $1,441,474 is due to an increase in inventory of $412,994, other receivables of $716,865 related to a settlement of litigation, and the remaining increase is due to leasehold improvements and software capitalization. The litigation settlement occurred in the first quarter of 2016 and the Company recorded a receivable.  Under the settlement agreement, the parties have agreed to dismiss the pending litigation and to refrain from any statements that disparage or criticize the other.  Other terms of the settlement agreement are confidential.

The Company’s total liabilities at September 30, 2016 were $11,432,816 compared to $9,188,688 at year end 2015, an increase of $2,244,128.  This increase is attributable to a $700,000 increase in convertible notes payable, $871,195 increase in notes payable, $408,544 increase in accounts payable which is in line with the increase in inventory, and the balance is due to increases in accrued expenses and deferred revenue.

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $2,950,578 and accumulated deficit of $37,803,749 at September 30, 2016, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes a reduction in labor force, restructuring of lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.  On October 18, 2016, as part of our expense restructuring initiative, the Company negotiated the exit from one building lease with Lindon LLC so that they could consolidate the corporate offices and warehouse all within the same space

Additionally, we expect we will take advantage of limited international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management is reviewing improvements to the marketing plan which will enhance the opportunities for continued growth.  The Company intends to seek debt and equity financing as necessary.

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

As of September 30, 2016 the Company has $1,746,024 in convertible notes payable to related parties and $2,123,474 in convertible notes payable, with $1,191,718 of this amount past due or due within the next 12 months. The Company also has notes payable of $871,195.  Management anticipates it will satisfy these notes payable through increased revenues and/or negotiation of new payment due dates.

On August 10, 2016 the Company entered into an investment agreement with Wealth Group, Inc. (see Note 3).  On October 21, 2016 the Company terminated the investment agreement and the entered into a new investment agreement with Wealth Group for $1,025,000, including an original issue discount of $425,000. Pursuant to the agreement, Wealth Group agreed to invest $600,000 (of which $500,000 was paid in the prior period on August 10, 2016 and an additional $100,000 was paid on November 7, 2016). The $1,025,000 amount due will be paid back in one of the following ways: A royalty of $0.75 for each Prodigy-5 product sold calculated weekly or a guaranteed minimum weekly cash payment of $5,000, whichever is greater.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended September 30, 2016 and determined no adjustment to long-lived assets was needed.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2016, the Board of Directors approved the issuance of 1,000,000 shares of common stock to Vision Money Management in consideration for $300,000.  We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and WI Commercial West Lindon LLC, dated September 29, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: November 14, 2016
By: /s/ Jack B. Eldridge Jr. Jack B. Eldridge Jr. Chief Financial Officer Treasurer	Date: November 14, 2016