Form 10-K
period 2016-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2017-04-13
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the 17,802,341 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.31) on the last business day of its most recently completed second fiscal quarter (June 30, 2016) was approximately $5,518,726.

The number of shares outstanding of the registrant’s common stock as of April 11, 2017 was 25,692,286.

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

Our Business

ForeverGreen Worldwide is a holding company that operates through its wholly owned subsidiary, ForeverGreen International, LLC (named alternately in this document as “the Company,” “ForeverGreen,” or “FGI”). ForeverGreen is uniquely positioned in the industry in three important ways. First, ForeverGreen has historically been known for the development, manufacturing and marketing of a comprehensive line of meal replacements shakes, nutritional beverages, and marine phytoplankton products using exclusive and proprietary processes. Secondly, ForeverGreen has developed its global Xpress envelope model with customers in more than 200 countries and territories. Thirdly, ForeverGreen sponsors the exclusive personal development training title The U of YOU which has been enjoyed by tens of thousands around the world.

ForeverGreen specializes in the development, manufacturing and marketing of a comprehensive line of, meal replacements shakes, nutritional beverages, and marine phytoplankton products. Three key differentiators separate ForeverGreen from our competitors in the direct sales and traditional consumer spaces. One is our proprietary marine phytoplankton nutritional component which is sourced through exclusive strategic partnerships in both farming and processing. The second is our patent-pending Aqueous Molecular Partitioning (AMP™) technology which renders ingredients water-soluble without the use of chemicals or heat which may compromise the nutritional value or health benefits of many processed foods. Third is our industry exclusive license agreement to the patented ingredients in KetonX™, the flagship product of the Ketopia weight management product line.

The newest edition to the global Xpress model was launched in the fourth quarter of 2016. After months of development ForeverGreen announced their 2.0 global Xpress model headlined with  the unique Prodigy-5. Prodigy-5 includes the groundbreaking TransArmor ™ technology which provides the body with key nutrients including phytoplankton, antioxidants, vitamins and energy.  ForeverGreen partnered with Nutrisorb, LLC, a company dedicated to socially responsible use of nutritional resources that specializes in the development of proprietary ingredients, substances and processes to improve and optimize the absorption by the human body of vitamins, minerals, supplements and foods.  ForeverGreen's license agreement provides the Company with the rights to the proprietary TransArmor ™ technology and gives the Company worldwide exclusivity. As part of the license agreement, Dr. Adam Saucedo and Dr. Balamurali Ambati, the developers of TransArmor ™ technology agreed to help educate ForeverGreen and all its Members on this new technology and exclusive Prodigy-5 product, the first of several planned products featuring TransArmor ™.

In 2016 ForeverGreen also began to transition several existing products into the global Xpress model. FrequenSea, a flag-ship product, will be among the first products changed to the model. The formerly bottled formula will be released in a powder form, expanding its customer range globally. FrequenSea Pro will be an upgraded and improved version from FrequenSea and will be another great product in the revolutionary global Xpress model. Other products being considered are AIM, Pulse-8 and KetonX which would allow them to grow from currently approximate 12 markets, to customers worldwide.

Other products currenly performing in the global Xpress model include the exclusive production and marketing of PowerStrips, a proprietary topical product that is listed with the U.S. Food and Drug Administration as a Class I Medical Device to offer temporary relief of minor aches and pains. These patented topical adhesive strips are light, thin, and inexpensive to ship in a greeting-card sized envelope, making the product available to customers all around the world. Because of this unique product positioning and configuration, the Company has elected to operate FGXpress as the international business model of FGI.

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

We also compete for Members (independent distributors) with other direct selling organizations, many of which have a longer operating history, higher visibility, name recognition, and financial resources. Some of the dominant network marketing companies in our existing markets are Amway Corporation, Herbalife and NuSkin Enterprises, to name a few. We also compete with many smaller network marketing companies that also offer personal care products, health and nutrition products. We compete for new Members on the strength of our product line, leadership training, compensation plan, marketing focus, corporate values and management leadership strengths.

Products

ForeverGreen’s mission is to produce and deliver products that improve total health through a diet of whole foods and beverages and high-quality natural products as an alternative to fractionated, processed pills and supplements. We take pride in our commitment to offering all natural, clean, and/or organic products.

The FGXpress model allows ForeverGreen to broaden its global business reach to many more countries. PowerStrips are a listed Class 1 medical device in the United States as a topical product that offers temporary relief of minor aches and pains. The global introductions of both SolarStrips and BeautyStrips to the FGXpress model have been well received by our Members. SolarStrips are an exclusive raw food nutrition supplement product featuring industry exclusive marine phytoplankton in a unique and convenient delivery system. BeautyStrips consist of a face mask and a serum, both specially developed with proprietary ingredients to enhance the healthy, youthful appearance of skin. All FGXpress products ship within our exclusive envelope model, bringing the power of the global economy to everyone’s doorstep.

During the 2016 fourth quarter, the Company launched a new addition to its FGXpress product offering, Prodigy-5. We believe that Prodigy-5 is an all-in-one nutritional shot which provides vitamins, minerals, antioxidants and energy, helping you to stay healthy, nourished, and energized. The Prodigy-5 formula contains specific nutrients based on 40 years of peer reviewed science. Prodigy-5 also works as a catalyst for other nutrients you consume in your foods and other supplements.

Prodigy-5 also works with the new, patent-pending, doctor-invented “TransArmor™ Nutrient Technology” (“TransArmor”) which prepares the body to better absorb and utilize the nutrients, especially those in Prodigy-5.  The TransArmor nutrient technology is a scientific breakthrough created by Doctor Ambati, MD and Doctor Saucedo, MD. This technology uses natural processes of the body by ensuring that specific anatomic regions (mouth and small intestine) are optimized at the moment that nutrients are found in these regions to allows the body to better absorb a specific array of nutrients.

Dr. Ambati teamed up with Dr. Saucedo as university researchers in the areas of eye disease and cardiovascular disease.  Two years ago these doctors joined forces to study and research the global crisis of malnutrition. Using Dr. Saucedo's decades of research into nutrition as a springboard, they developed TransArmor, the revolutionary nutrient tool.  Their belief is that the global crisis of micronutrient malnutrition that our race faces, now truly has a tool equal to the challenge.

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

We offer our products online and each Membership purchased also includes a virtual online website. Known as a web office, this is where Members can manage, monitor, and operate their businesses 24 hours a day from any location with internet access. This site is password protected, exclusive to Members and provides access to Company news, order information, commission information, product tracking, product information, and a library of Company documents geared to help them with their business, such as frequently-asked questions and various forms and reference materials. We also offer additional for-purchase tools like SmartBuilder to help enhance their business experience.

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

We rely on a network marketing system for the distribution of our products through our independent business owners (referred to as Members by ForeverGreen) and customers. Our revenue depends directly upon the sales efforts of our Members around the world. We distribute our products exclusively through independent Members who have contracted directly with the Company. Members are entitled to purchase products from us for personal use or for resale, depending on their market, and the sales by our Members have the potential to earn the Member commissions. Individuals who join as Members may enroll and sponsor other Members, and may further earn commissions from the resale of products. Our ForeverGreen compensation plan provides many different ways to earn income for our Members.

Distribution

Our main distribution center is located in Lindon, Utah along with the main corporate office. We also have a fulfillment center in Auckland, New Zealand that improves our product delivery with cost savings and efficiencies for our Australian and New Zealand markets. In addition, we have ForeverGreen offices in Costa Rica, Colombia, Chile, and Peru, Singapore, Taiwan, Japan and Mexico, but are using a third party in the Netherlands and Poland to service our Members in the European Union, and a third-party provider to distribute our products throughout Mexico. We buy raw materials from third-party suppliers, manufacture our whole-food products through manufacturing partners and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, and more than 200 countries and territories throughout the world.

The global Xpress model has allowed ForeverGreen to broaden its global business reach to markets which would otherwise be inaccessible.. Several products have experienced proven success through this model.  PowerStrips, SolarStrips and BeautyStrips have been well received by our Members. All three Xpress products ship within our exclusive envelope model, bringing the power of the global economy to everyone’s doorstep.

Members and their customers pay for products prior to shipment, incurring minimal accounts receivables. Members and customers have access to place orders online through the ForeverGreen website or by phone through a growing call center. Typically, Members and customers pay for their product orders by credit card. Less than 5% of our sales are paid for with cash.

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

A ForeverGreen Member could begin their commissions earning when their personally invited Member makes the first purchase. Our intention is to ensure all new members know what to do to achieve success in this business; therefore, we introduced the Starter concept. We believe Starter is an easy road map to success in the ForeverGreen business. Each person begins the Starter program by enrolling a Member (PEM) in each of their binary legs. They then work to help and teach the Members they recruited and others in their organization do the same. The next step in the Starter program is to recruit 2 more PEMs, a total of four PEMs recruited into their business. When a person has four active PEMs with a total of 1000 points within 2 levels of their group, they can earn $75 or $150 depending on their personal contribution. Starter is the way to keep the beginner engaged. We believe when everyone is following the same actions the result can be impressive.

ForeverGreen also promotes team building. We believe when people work as a team, they can be rewarded for their team actions. The Company pays 8% or 12% of their small leg organization’s purchases weekly. On top of the Team Bonus, leaders also can receive rewards from helping and leading their team. The Company pays a floating Matching Bonus from one to four levels to leaders who achieve various ranks. We also offer lucrative one-time cash bonuses to people who reach new ranks for the first time. These cash bonuses range from $500 to $100,000 depending on the level of their success.

Each Company product carries a specified number of commissionable volume, or “points”. Commissions or bonuses are based on a Member’s personal qualification, organizational, and leg commission volumes. A Member receives commissions based on a percentage of the sales volume of their downline weekly and monthly. Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any sales related taxes. As a Member’s retail business expands, and as they successfully sponsor other Members into the business, both of which expand their businesses, the Member can receive more commissions from the expanded sales volume of the downline. A Member receives weekly commission bonuses by remaining in good standing with the Company and by generating a minimum of 50 points of Personal Volume (PV).

The ForeverGreen compensation plan provides weekly payout. To be eligible to participate in the plan, receive bonuses, earn rank advancements, and to keep your carry-over from week to week, it is necessary to have an “active order” for 50 QV (qualifying volume) at all times. To maximize the plan, a member must be “fully qualified” at 100 QV per 4 week period.  With every product purchase, this volume (QV) is “active” for the current weekly pay period plus three more (four weekly periods total). Without an active order, qualification expires after the fourth weekly pay period, which begins on Tuesday at 12 a.m. U.S Mountain Time and ends on Monday at 11:59 p.m. U.S. Mountain Time.

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

There are several ways for Members to get paid under the Company’s compensation plan. The Starter Bonuses reward duplication. The Team Bonus rewards Members for helping the leg that needs it most through training, mentoring and various forms of business support. There is no limit to how many PEMs can be enrolled. The Rank Advancement Bonus rewards leadership development as a leader. Achieve a new rank once and get the title, achieve it twice and get the bonus. The Matching Bonus rewards activity that supports the business growth of PEMs. ForeverGreen has published a detailed Compensation Plan Manual and supporting collateral training materials to assist Members in building their commission and bonus income.

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

Strategic Partnerships

We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During

2016, we relied on two principal suppliers for our FrequenSea product. Marine Life Sciences, LLC a Nevada limited liability company (MLS) provided the marine phytoplankton and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea.

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

Employees

As of the date of this filing we have 65 full-time employees with some services, employee and management functions being performed by ForeverGreen employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

The Company continues to attract new Members to join our Company.  However, the Company has a working capital deficit of $6,044,695 and accumulated deficit of $42,746,469 at December 31, 2016, and negative cash flows from operations and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Our inability to raise additional capital or to obtain additional financing, if needed, could inhibit our ability to implement our business strategies and meet our goals. This, in turn, could slow the financial momentum the Company is currently experiencing.

We rely solely on one supplier for our marine phytoplankton and PowerStrips products and the loss of, or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of product supply from these suppliers could result in higher prices for these products.  In the event of loss of these suppliers we may no longer be able to continue to offer these products. We may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the loss of product lines, which may adversely affect our results of operations or financial condition.

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role, or the existence of negative publicity surrounding a key personality, may adversely affect our revenues.

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

Historically we have had no claims and relatively little financial exposure from product claims.  We have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. However, we have elected to purchase product liability insurance which minimizes the Company’s financial risk.  If any of our products are found to cause any injury or damage, we believe the liability insurance coverage should substantially minimize the financial impact to the company.  However, there is some risk the Company will be subject an amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our reserves.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 29.3% of our outstanding shares of common stock as of April 11, 2017.  As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions. Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

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

ITEM 2.  PROPERTIES

On September 29, 2015 the Company signed a new ten year lease with WI Commercial West Lindon, LLC, for its offices and warehouse located in Lindon, Utah.  The lease rate for that building is $22,220 per month and the Company is leasing 32,720 square feet.

On October 18, 2016, as part of our expense restructuring initiative, the Company negotiated the exit from the building lease with Lindon LLC in order to consolidate the corporate offices and warehouse all within the same space.  Under the terms of the agreement, the Company agreed to pay $30,000 on October 19, 2016 and 12 monthly payments of $10,000 each beginning in November of 2016.  In addition, the Company agreed to transfer ownership of all tenant improvements (book value of $270,838) and office furnishings (book value of $447,499).

The Company also has a warehouse lease in Ecuador.  The Company leases office space in the countries of Japan, Mexico, Colombia, Costa Rica, Ecuador, Bolivia, Taiwan, and Philippines.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low trading prices of our common stock for each quarter of the 2016 and 2015 years as reported by the OTC Bulletin Board.

	2016		2015
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 0.59	$ 0.25	$ 1.02	$ 0.67
June 30	0.46	0.28	1.77	1.00
September 30	0.42	0.30	1.23	0.64
December 31	$ 0.37	$ 0.21	$ 0.74	$ 0.47

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

Holders

As of April 11, 2017, we had 146 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On April 4, 2016, the Board of Directors approved the issuance of 350,000 shares of common stock to Capital Communications, Inc. in consideration for interest expense of $132,300.  We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On October 19, 2016, the Board of Directors approved the issuance of 1,000,000 shares of common stock to Vision Money Management in consideration for $300,000.  We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Issuer Purchase of Securities

In an isolated transaction, the Company repurchased 1,000,000 shares on November 21, 2016.  The Company issued a convertible note payable to Ya-Ya Legacy Trust in the amount of $1,000,000 in exchange for 1,000,000 shares of Company common stock. The note has an annual interest rate of 6% and the principal amount of the note and all accrued interest is due and payable on or before May 30, 2023.  The note has a conversion feature for common shares at $0.63 per share. As of December 31, 2016 the note has a remaining balance of $1,000,000.  The Company returned the 1,000,000 shares to the treasury.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), FG International LLP (India), Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L. (Dominican Republic), Forevergreen Peru, SAC, ForeverGreen SP z.o.o , (Poland), FGXpress do Brasil Comercio de Alimentos LTDA (Brazil), and ForeverGreen Team B.V. (Netherlands)

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers our exclusive Prodigy-5, Ketopia line, PowerStrip, SolarStrips, and BeautyStrips products, as well as a few select “Farmers Market” products.  In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

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

During 2016 the Company financed its operations with net cash flows from operations, the issuance of promissory notes, and the sale of common stock.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to monitor its cost structure and implements cost saving measures deemed to be effective.  The Company has initiated some new marketing initiatives to stimulate growth in its monthly revenues, which combined with some new equity financing is allowing the Company to continue to invest in its expansion plan.  This plan has involved hosting a number of industry leaders who are performing their due diligence on our Company.  Additionally, we expect we will take advantage of some international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and Subsidiaries for the years ended December 31, 2016 and 2015.

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2016	% of Revenues	2015	% of Revenues
Revenues, net	$ 40,279,290		$ 67,127,261
Cost of sales	11,492,807	28.5%	17,652,972	26.3%
Gross profit	28,786,483	71.5%	49,474,289	73.7%
Selling and marketing expenses	17,089,205	42.4%	30,240,630	45.0%
General and administrative expenses	15,770,360	39.2%	21,349,012	31.8%
Total operating expenses	32,859,565	81.6%	51,589,642	76.8%
Net operating loss	(4,073,082)	-10.1%	(2,115,353)	-3.2%
Total other expense	(1,844,732)	-4.6%	(446,753)	-0.7%
Income tax provision (benefit)	(10,674)	0.0%	58,315	0.1%
Net loss	$ (5,907,140)	-14.7%	$ (2,620,421)	-3.9%
Net loss per share (basic and diluted)	$ (0.23)		$ (0.11)

We recognized product revenues of $38,086,511 and other revenues of $2,192,779 for 2016 compared to product revenues of $66,331,924 and other revenues of $795,337 for 2015.

The Company experienced a 40% decrease in revenues in 2016 over 2015 resulting from an overall Company strategy to restructure expenses.  Some of the cost cutting initiatives implemented resulted in a loss of revenues, but the net effect of the changes was to put the Company in a position for improved profitability.  Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.  The FGXpress product offering was responsible for 64% and 81% of sales, in 2016 and 2015, respectively; while The Farmer’s Market product offering represented 36% and 19% of sales in 2016 and 2015, respectively.  The increase in the Farmer’s Market revenue mix for 2016 was primarily driven by the Ketopia product line, which comprises about $6.1 million of the 2015 product revenue and $7.0 million in 2016. The FGXpress product offering is unique to our business as it can be delivered through the US Postal Service via First Class mail, giving the Company a more global sales opportunity than previous products.  In 2016 active Members decreased to 72,470 compared to 132,942 active members in 2015.

Cost of sales consists primarily of the cost of procuring and packaging products, and the cost of shipping product to our international subsidiaries and warehouses and to our Members, plus credit card sales processing fees.  Cost of sales was approximately 28.5% of revenues for 2016 compared to 26.3% of revenues for 2015.  The 2016 increase is primarily due to the higher product and shipping costs of our Farmer’s Market products, with KetonX being the most popular.  Typically, the Farmer’s Market products are shipped in a box, instead of an envelope. The Company is able to realize much lower delivery costs with its envelope products.  As the FGXpress product line became a smaller part of the overall revenue mix, the Company in turn saw a higher cost of sales in 2016.

Management continues to negotiate better costs and terms with our key vendors to lower our cost of goods sold. New products have been and will continue to be introduced to bolster Member recruiting and product sales.  As the TransArmor™ technology is implemented in additional products, the Company expects the FGXpress product mix to become a larger part of its total revenues.  With this shift to more envelope products, the Company will be able to deliver those products more inexpensively than a corresponding Farmer’s Market product.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Selling and marketing expenses include sales commissions paid to our Members, special incentives, costs for incentive trips and other rewards incentives.  In 2016 this expense decreased to 42.4% of revenues compared to 45.0% in 2015.  The decrease is a result of Ketopia becoming a larger part of the revenue mix and how the Ketopia product was marketed. Knowing the product cost was higher, the Company had to manage an offset, higher product costs needed to be offset by lower sales and marketing costs.

The Company management constantly makes a conscious effort to invite and attract direct marketing leaders to our Company.  A direct marketing leader is simply an independent contractor, which we title “Members”, who normally earn a minimum of $200 in personal commissions and have enrolled at least two people.  These leaders are experienced in training others how to build a successful and profitable direct selling business.  During 2016 ForeverGreen spent $131,032 in short-term incentives recruiting new leaders, compared with $239,000 spent in 2015.  The costs associated with this initiative have been recorded as selling and marketing expense.  The number of leaders during 2016 who fit the direct marketing leader description was 7,998.  Of those, 5,595 were still active at the end of the year.  These leaders were able to recruit, enroll, train, and influence their business contacts in a way which positively impacted ForeverGreen product sales.  The Company expects to realize continued benefits from the efforts this year to partner with recognized and respected industry leaders.

General and administrative expenses increased as a percentage of revenues from 31.8% in 2015 to 39.2% in 2016. The majority of the increase is due to the increased relative cost of employees.  While total cost of employees decreased by $1,890,066, it increased as a percentage of revenue by 4.6% in 2016.  Additionally, the Company incurred some additional one-time costs as it implemented some labor force reduction initiatives.  Several other expenses, including office lease, insurance, professional fees and software programming decreased year over year, but were a larger percentage of the smaller revenue base.  The Company has taken measures during the year to reduce expenses back to levels appropriate for the expected revenues in the future.

Total other expense increased for 2016 compared to 2015 by $1,397,979.  The majority of the increase for 2016 was due to expenses related to the Company disposing of significant fixed assets in conjunction with the exit from a building lease.

In 2016 the Company had an income tax benefit of $10,674 compared to a $58,315 income tax expense in 2015. The 2016 tax benefit is comprised largely from foreign taxes, which decreased below zero in the current year.

Liquidity and Capital Resources

	Year ended December 31
SUMMARY OF BALANCE SHEET	2016	2015
Cash and cash equivalents	$ 187,136	$ 495,304
Total current assets	2,294,260	3,994,888
Total assets	5,724,550	7,781,438
Total current liabilities	8,338,955	7,687,664
Long-term debt	5,035,207	1,501,024
Total liabilities	13,374,162	9,188,688
Accumulated deficit	(42,746,469)	(36,839,329)
Total stockholders’ deficit	$ (7,649,612)	$ (1,407,250)

Our total assets decreased to $5,724,550 at December 31, 2016 from $7,781,438 at December 31, 2015. The decrease is primarily due to a decrease in cash of $308,168 and a decrease in Accounts Receivable of $412,159 resulting from the reduced level of revenues, and a decrease in inventory of $546,848 as product was sold while reduced cash flows limited FGI’s ability to replenish inventory levels.  Prepaid Expenses also decreased by $357,656 due to reductions in Prepaid Inventory and Prepaid Rent and an increased reserve against Member Advances resulted in a decrease of $165,521.  Property and equipment increased in 2016 by $68,574 mostly due to capitalization of software upgrades for the Company’s point of sale and commission system.

Our total liabilities at December 31, 2016 were $13,374,162 compared to $9,188,688 at December 31, 2015.  The increase consists of an increase to convertible notes payable of $2,317,369 received from a non-related party, a new promissory note line-of-credit with a balance at December 31, 2016 of $1,240,000, and an increase in accrued expenses of $968,246 due mainly to increases in accrued commissions and accrued VAT taxes payable.  Accounts payable decreased by $297,170 due to lower levels of activity during the year.

At December 31, 2016, the Company had cash and cash equivalents of $187,136, a working capital deficit of $6,044,695 and accumulated deficit of $42,746,469, negative cash flows from operations, and has experienced cash flow difficulties.  This decrease from the 2015 working capital deficit of $3,692,776 was due to the reductions of cash, accounts receivable, member advances, prepaid expenses and inventory defined earlier.  During 2016 the Company financed its operations with net cash flows from operations, the issuance of promissory notes, and the sale of common stock.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

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

	Year ended December 31
SUMMARY OF CASH FLOWS	2016	2015
Net cash used in operating activities	$ (689,738)	$ (1,761,133)
Net cash used in investing activities	(1,050,741)	(1,649,020)
Net cash provided by financing activities	1,254,833	3,350,913
Effect of foreign currency on cash	177,478	(25,978)
Net decrease in cash	$ (308,168)	$ (85,218)

The net cash used in operating activities decreased by $1,071,395 in 2016.  This is attributable to significant reductions in revenues and management’s cost reduction initiatives not keeping pace with the decline.  The initiatives included reductions in labor force, negotiating out of building leases, and paying one-time costs associated with the termination of certain contracts.

Net cash used in investing activities decreased by $598,279 in 2016 compared to 2015.  This decrease is due to less fixed asset purchases in 2016 and by the Company disposing of significant fixed assets in conjunction with the exit from a building lease.

Net cash provided by financing activities decreased by $2,096,080 compared to 2015.  This decrease is due to less cash received from note issuances, stock issuances and an increase in payments on notes payable compared to 2015.

Commitments and Obligations

The Company has an agreement with one vendor, Marine Life Sciences, LLC, that supplies 100% of the marine phytoplankton included in several top selling products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease significantly. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

As of December 31, 2016, the Company has $1,691,660 in debt that will be due in the next twelve months. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2016 and determined no adjustment to long-lived assets was needed.

The Company adjusts its inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $433,225 as of December 31, 2016 and $40,000 as of December 31, 2015 to present them at their lower of cost or market in our consolidated balance sheets.

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

December 31, 2016 and 2015

INDEX

Report of Independent Registered Public Accounting Firm

23

Consolidated Balance Sheets

24

Consolidated Statements of Operations and Comprehensive Income

25

Consolidated Statements of Stockholders’ Deficit

26

Consolidated Statements of Cash Flows

27

Notes to the Consolidated Financial Statements

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ForeverGreen Worldwide Corporation

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ForeverGreen Worldwide Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 13, 2017

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,136	$495,304
Restricted cash	152,106	62,382
Accounts receivable	170,704	688,719
Member advances, net	--	165,521
Other receivables	149,153	43,297
Prepaid expenses and other assets	154,367	512,023
Inventory	1,480,794	2,027,642
Total Current Assets	2,294,260	3,994,888

PROPERTY AND EQUIPMENT, net	3,424,596	3,493,170

OTHER ASSETS
Deposits and other assets	--	195,656
Intangible assets, net	5,694	97,724
TOTAL ASSETS	$5,724,550	$7,781,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$90,579	$125,482
Accounts payable	2,751,367	3,048,537
Accrued expenses	3,723,610	2,757,775
Deferred revenue	81,739	87,396
Convertible notes payable, related parties	245,000	245,000
Convertible notes payable	1,446,660	1,423,474
Total Current Liabilities	8,338,955	7,687,664

LONG-TERM DEBT
Convertible notes payable, related parties	1,501,024	1,501,024
Notes payable	1,240,000	--
Convertible notes payable	2,294,183	--
TOTAL LIABILITIES	13,374,162	9,188,688

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2016 and 2015, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 26,692,285 issued and 25,692,285 outstanding December 31, 2016 and 25,342,285 issued and outstanding December 31, 2015, respectively	26,692	25,342
Additional paid-in capital	36,383,661	35,897,711
Treasury stock	(1,000,000)	--
Accumulated other comprehensive loss	(313,496)	(490,974)
Accumulated deficit	(42,746,469)	(36,839,329)
Total Stockholders' Deficit	(7,649,612)	(1,407,250)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,724,550	$7,781,438
The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	December 31, 2016	December 31, 2015

TOTAL REVENUES, net	$40,279,290	$67,127,261
COST OF SALES, net	11,492,807	17,652,972

GROSS PROFIT	28,786,483	49,474,289

OPERATING EXPENSES
Sales and marketing	17,089,205	30,240,630
General and administrative	14,684,718	20,520,917
Depreciation and amortization	1,085,642	828,095
Total Operating Expenses	32,859,565	51,589,642

NET OPERATING LOSS	(4,073,082)	(2,115,353)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	354,308	23,948
Loss on extinguishment of debt	(422,061)	--
Loss on disposal of assets	(663,789)	--
Other expense	(480,739)	(179,168)
Interest expense	(632,451)	(291,533)
Total Other Expense	(1,844,732)	(446,753)

Loss before income tax provision	(5,917,814)	(2,562,106)
Income Tax Provision (Benefit)	(10,674)	58,315

NET LOSS	$(5,907,140)	$(2,620,421)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.23)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	25,692,558	24,674,069

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended December 31, 2016 and 2015 is as follows:
Net Income	$(5,907,140)	$(2,620,421)

Other Comprehensive Income (Loss) – foreign currency translation	177,478	(46,532)

Comprehensive Loss	$(5,729,662)	$(2,666,953)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the years ended December 31, 2016 and 2015
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Stockholders’ Equity Deficit
	Shares	Amount	Shares	Amount	Amount
Balance, December 31, 2014	--	$ --	23,596,951	$ 23,597	$ --	$ 34,263,045	$ (34,218,908)	$ (444,442)	$ (376,708)
Common stock issued for cash			835,334	835		999,165			1,000,000
Common stock issued for conversion of debt			910,000	910		635,501			636,411
Foreign currency translation								(46,532)	(46,532)
Net loss for the period							(2,620,421)		(2,620,421)
Balance, December 31, 2015	--	$ --	25,342,285	$ 25,342	$ --	$ 35,897,711	$ (36,839,329)	$ (490,974)	$ (1,407,250)
Common stock issued for cash			1,000,000	1,000		299,000			300,000
Common stock issued for interest expense			350,000	350		131,950			132,300
Purchase of Treasury Stock			(1,000,000)		(1,000,000)				(1,000,000)
Beneficial Conversion Feature						55,000			55,000
Net loss for the period							(5,907,140)		(5,909,551)
Foreign currency translation								177,478	177,478
Balance, December 31, 2016	--	$ --	25,692,285	$ 26,692	$ (1,000,000)	$ 36,383,661	$ (42,746,469)	$ (313,496)	$ (7,649,612)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,907,140)	$(2,620,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,111,653	828,095
Loss on extinguishment of debt	422,061	--
Bad debt expense	158,652	513,468
Shares issued for interest expense	132,300	--
Loss on disposal of assets	663,789	--

Changes in operating assets and liabilities:
Restricted cash	(89,724)	527,261
Accounts receivable	518,015	(376,719)
Member advances	6,869	(125,354)
Prepaid expenses and other assets	553,312	131,191
Other receivables	(105,856)	--
Inventory	546,848	(43,780)
Accounts payable	(297,170)	2,115,546
Deferred revenue	(5,657)	(84,489)
Accrued expenses	1,602,310	(2,625,931)
Net Cash Used in Operating Activities	(689,738)	(1,761,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,050,741)	(1,649,020)
Net Cash Used in Investing Activities	(1,050,741)	(1,649,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft payable	(34,903)	31,781
Payments on notes payable	(291,158)	--
Payment on convertible note payable	(219,106)	--
Proceeds from common stock issuance	300,000	1,020,586
Proceeds from convertible notes payable	900,000	1,720,000
Proceeds from note payable	600,000	--
Proceeds from notes payable – related party	--	578,546
Net Cash Provided by Financing Activities	1,254,833	3,350,913
Effect of Foreign Currency on Cash	177,478	(25,978)

NET CHANGE IN CASH	(308,168)	(85,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	495,304	580,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187,136	$495,304

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$177,220	$291,533
Cash paid for income taxes	--	--

-continued- 27

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31, 2016	December 31, 2015
Conversion of debt and accrued interest for equity	$--	$636,645
Convertible note issued for treasury shares	1,000,000	--
Beneficial conversion feature	55,000	--
Discount on notes payable	25,000	--
Notes payable issued for leasehold improvements	506,158	--
Convertible notes issued for accrued commissions	636,475	--

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  –  continued

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

b. Principles of Consolidation

The consolidated financial statements include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. These wholly owned subsidiaries include ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), ForeverGreen SP z.o.o. (Poland), ForeverGreen Team B.V., ForeverGreen Dominicana S.L.R. (Dominican Republic), FG International LLP (India), FGXpress do Brasil Comercio de Ailimentos LTDA (Brazil), and ForeverGreen Team B.V. (Netherlands).

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

The Company’s sources of revenue are from the sale of various food and other natural product sales and royalties earned. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances. The Company extends this return policy to its members for a 30 day period and the consumer has the same return policy in effect against the member. Returns are less than 2.0% of sales for both years presented. Revenues are reported net of returns. All conditions of ASC 605-10 are met and the revenue is recorded upon sale, with an estimated allowance for returns where material.

d. Accounts Receivable, Member Advances, and Other Receivables

The majority of accounts receivable are now sales deposits processed by third parties from the prior one to three business days that have not posted to the Company’s bank account.  The Company evaluates the need for an

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. An allowance of $0 and $0 had been recorded at December 31, 2016 and 2015, respectively.

Members are required to pay for products prior to shipment. Members typically pay for products by credit cards, wire transfer, e-wallet accounts, other payment cards, and cash. Accordingly, the Company seldom carries accounts receivable from members that are not distribution centers and any balances carried would be minimal.  In prior years, in order to increase business, the Company advanced $506,854 to new Members to assist them with building their businesses. An allowance of $341,333 was recorded at December 31, 2015 for uncollectable advances, at December 31, 2016 an allowance of $499,985 was recorded, fully allowing against the advances, leaving a balance of $0 as of December 31, 2016.

Other receivables are related to a lawsuit that resulted in a settlement due to FGI.  The balance receivable at December 31, 2016 was $150,000 and has been fully received in 2017.

e. Earnings Per Share

The computation of earnings per share (EPS) of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Potentially dilutive shares at December 31, 2016 from convertible debentures in the amount of 13,393,110 were excluded from our 2016 EPS dilutive calculation because their effect would be anti-dilutive.  Potentially dilutive shares at December 31, 2015 from convertible debentures in the amount of 28,757,473 were excluded in the 2015 EPS dilutive calculation.

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

In 2015 the Company began using a new credit card processor to better serve our members world-wide. Due to the risk factor of member chargebacks the new processor required a reserve be created by reserving 10% of all transactions that they processed.  The reserve is revolving, meaning six months after the beginning of the reserve the Company will receive back the 10% collected during the first of the reserve. During 2015, the Company established relationships with new merchant processing partners, both domestically and internationally.  At December 31, 2016, the total amount of this reserve was $152,106, which is presented as restricted cash on the balance sheet.

h. Property and Equipment

Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance,

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – continued

repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations.

It is our policy to capitalize certain costs incurred in connection with developing or obtaining internal use software. Capitalized software costs are included in “Property, Plant and Equipment” on our consolidated balance sheets and are primarily amortized over a 3-5 year period. Software costs that do not meet capitalization criteria are expensed immediately.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2016 and 2015 is $993,612 and $733,379, respectively.

i. Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company determined no impairment adjustment was needed based on the analysis for the years ended December 31, 2016 and 2015.

j. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On December 31, 2016 and 2015 there was an allowance for obsolete inventory in the amount of $433,225 and $40,000, respectively.

k. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2016 and 2015.

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

December 31, 2016 and 2015

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

The Company has an agreement with one vendor, owned 50% by a Company director that supplies 100% of a significant ingredient that is included in several top selling products. It could decrease sales significantly if that vendor were to discontinue the supply of this ingredient. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

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

o.   Deferred Revenue

The Company recognizes revenues upon the shipment of product. As of December 31, 2016, the Company had received payment of $81,739 for sales which were not shipped as of the period end and as such recorded deferred revenue of $81,739 compared to $87,396 for December 31, 2015.

p.  Foreign Currency Translation

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

q.  Recent Accounting Pronouncements

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

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – continued

r.  Advertising

Advertising cost are expensed as incurred and are presented as part of the general and administrative expense. Advertising expense totaled $102,390 in 2016 compared to $154,203 in 2015.

s.   Shipping and Handling

The Company’s shipping and handling costs are included in the cost of sales for all periods presented. Shipping and handling revenues are included in total revenues, net for all periods presented.

t. Sales and Marketing

Selling and marketing expenses include sales commissions paid to our members, special incentives, costs for incentive trips and other rewards incentives.

NOTE 2 – RESTRICTED CASH

In 2016 the Company implemented a new credit card processor option to better serve our members world-wide. Due to the Company not having prior experience with this processor, an initial 10% reserve of all processed transactions was implemented.  This is a six-month revolving reserve until the contract is modified. At December 31, 2016, the total amount of this reserve was $152,106.

At the end of 2015, the Company was exiting a relationship with one of its merchant processors who held a $62,382 reserve amount at December 31, 2015.  This amount was subsequently returned to the Company in 2016.

NOTE 3 – INVENTORIES

Inventories for December 31, 2016 and 2015 were classified as follows:

	2016	2015
Raw Materials	$ 1,290,902	$ 1,055,243
Finished Goods	623,117	1,012,399
Total Inventory	1,914,019	2,067,642
Less Reserve	(433,225)	(40,000)
Total Inventory (net of reserve)	$ 1,480,794	$ 2,027,642

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated lives of the property and equipment. Depreciation expense was $993,612 and $733,379 for the years ended December 31, 2016 and 2015, respectively.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 4 – PROPERTY AND EQUIPMENT – continued

Property and equipment consists of the following at December 31, 2016 and 2015:

	2016	2015
Leasehold improvements	$ 600,691	$ 576,002
Office furniture & fixtures	292,492	803,003
Equipment	619,567	637,359
Vehicles	72,154	72,154
Computer equipment	973,944	1,049,981
Computer software	4,250,606	3,210,259
Total Fixed Assets	6,809,454	6,348,758
Accumulated depreciation	(3,384,858)	(2,855,588)
Property and equipment, net	$ 3,424,596	$ 3,493,170

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2016 and 2015.

	2016	2015
Customer Base	$ 855,900	$ 855,900
Trademarks	85,439	69,472
Less accumulated amortization	(935,645)	(827,648)
Net intangible assets	$ 5,694	$ 97,724

Trademark, patent and customer based amortization expense for the years ended December 31, 2016 and 2015 were $92,030 and $93,797, respectively.  The estimated amortization for the next five years is as follows:

2017

$    5,694

2018 and beyond

$          0

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2016 and 2015:

	2016		2015
Accrued employee benefits	$64,669		$117,555
Accrued taxes	1,094,793		962,055
Accrued member commissions	1,515,123		1,279,429
Other accrued liabilities	1,049,025		398,736
Total	$3,723,610	$	$ 2,757,775

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 7 – NOTES PAYABLE

Long-term liabilities are detailed in the following schedules as of December 31, 2016 and 2015:

	2016	2015
Convertible notes payable, related parties	$1,746,024	$1,746,024
Notes payable, related parties	--	--
Convertible notes payable	3,740,843	1,423,474
Notes payable	1,240,000	--
Less current portion	(1,691,660)	(1,668,474)
Net Long-Term Liabilities	$5,035,207	$1,501,024

All notes are secured with inventory and other business assets as collateral.

2016 Notes Payable
Type	Conversion Rate per Share	Origination Date	Interest Rate	Due Date	Balance
Convertible, Related party	0.68	12/01/2015	10%	12/31/2018	$1,501,024
Convertible, Related party	0.15	10/7/2010	14%	12/31/2017	45,000
Convertible, Related party	0.20	1/19/2011	14%	12/31/2017	200,000
Convertible, Non-related	0.20	3/9/2010	14%	12/31/2017	231,756
Convertible, Non-related	0.20	3/14/2011	14%	12/31/2015	100,000
Convertible, Non-related	0.70	02/25/2015	14%	12/31/2015	891,718
Convertible, Non-related	1.00	07/06/2015	12%	08/31/2015	200,000
Convertible, Non-related	0.35	05/27/2016	10%	12/31/2018	500,000
Convertible, Non-related	0.35	06/23/2016	10%	12/31/2018	150,000
Convertible, Non-related	0.35	07/08/2016	10%	12/31/2018	50,000
Convertible, Non-related	0.40	11/4/2016	6%	3/30/2017	23,186
Convertible, Non-related	0.40	11/4/2016	6%	5/30/2019	269,769
Convertible, Non-related	0.40	11/4/2016	6%	11/30/2019	324,414
Convertible, Non-related	0.63	11/21/2016	6%	5/30/2023	1,000,000
Non-related	NA	10/21/2016	NA	NA	918,000
Non-related	NA	03/01/2016	4.66%	03/01/2018	322,000

2015 Notes Payable
Type	Conversion Rate per Share	Origination Date	Interest Date	Due Date	Balance
Convertible, Related party	0.68	12/01/2015	10%	12/31/2018	$1,501,024
Convertible, Related party	0.15	10/01/2010	10%	12/312015	45,000
Convertible, Related party	0.20	01/19/2011	10%	12/31/2015	200,000
Convertible, Non-related	0.20	01/19/2011	10%	12/31/2015	100,000
Convertible, Non-related	0.20	02/10/2010	10%	12/31/2015	231,756
Convertible, Non-related	0.20	02/25/2015	10%	12/31/2015	$891,718

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 7 – NOTES PAYABLE - continued

On March 1, 2016, the Company issued a promissory note for $506,158 in exchange for leasehold improvements to a Company warehouse and offices.  This note has an annual interest rate of 4.66%.  The principal amount of the note and all accrued interest is due and payable on or before March 1, 2018.  As of December 31, 2016 the Company has paid $184,158 toward the note balance, leaving a balance of $322,000 due on this note.

On March 11, 2016, the Company issued two promissory notes for $100,000 each. Both notes have an annual interest rate of 10% and are secured by the Company's inventory. The principal amount of the notes and all accrued interest is due and payable on or before February 28, 2021.  The notes have a conversion feature for common shares at $0.40 per share. Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a total discount of $55,000 for the beneficial conversion was recorded against these notes and will be amortized against interest expense through the life of the notes. As of December 31, 2016 interest expense of $55,000 was recorded as part of the amortization of the beneficial conversion feature of these notes. Both of these notes were paid off on May 18, 2016.

On May 27, 2016, the Company issued a promissory note for $500,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.35 per share.  As of December 31, 2016, the note has a remaining balance of $500,000.

On June 23, 2016, the Company issued a promissory note for $150,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.35 per share.  As of December 31, 2016, the note has a remaining balance of $150,000.

On July 8, 2016, the Company issued a promissory note for $50,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.35 per share.  As of December 31, 2016, the note has a remaining balance of $50,000.

On August 10, 2016, the Company entered into an investment agreement with a third party for $525,000, including an original issue discount of $25,000. Pursuant to the agreement, the third party agreed to invest $500,000 and will be paid back the $525,000, in one of the following ways: A royalty of $0.75 for each Prodigy-5 product sold and membership position calculated weekly or a guaranteed minimum weekly cash payment of $6,000 whichever is greater.  As of December 31, 2016 the Company has paid $54,000, leaving a balance of $471,000 due and interest expense of $2,939 was recorded as part of the amortization of the original issue discount. This agreement was terminated on October 21, 2016 and replaced by a new investment agreement, resulting in a loss on extinguishment of $422,061.

On October 21, 2016 the Company terminated the investment agreement dated August 10, 2016 and entered into a new investment agreement with the same third party for $1,025,000.  Pursuant to the agreement, the third party agreed to invest $600,000 (of which $500,000 was paid in the prior period on August 10, 2016 and an additional $100,000 was paid on November 7, 2016).  The $1,025,000 amount due will be paid back in one of the following ways: A royalty of $0.75 for each Prodigy-5 product sold calculated weekly or a guaranteed minimum weekly cash payment of $5,000, whichever is greater.  As of December 31, 2016, the note has a remaining balance of $918,000.

On November 4, 2016, the Company issued a promissory note in the amount of $42,292 in settlement of distributor

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 7 – NOTES PAYABLE - continued

commissions payable. The note has an annual interest rate of 6% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before March 30, 2017.  The note has a conversion feature for common shares at $0.40 per share. As of December 31, 2016 the note has a remaining balance of $23,186.

On November 4, 2016, the Company issued a promissory note in the amount of $324,414 in settlement of distributor commissions payable. The note has an annual interest rate of 6% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before November 30, 2019.  The note has a conversion feature for common shares at $0.40 per share. As of December 31, 2016 the note has a remaining balance of $324,414.

On November 4, 2016, the Company issued a promissory note in the amount of $269,769 in settlement of distributor commissions payable. The note has an annual interest rate of 6% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before May 30, 2019.  The note has a conversion feature for common shares at $0.40 per share. As of December 31, 2016 the note has a remaining balance of $269,769.

On November 21, 2016, the Company issued a promissory note in the amount of $1,000,000 in exchange for the Company common stock (treasury shares). The note has an annual interest rate of 6% and the principal amount of the note and all accrued interest is due and payable on or before May 30, 2023.  The note has a conversion feature for common shares at $0.63 per share. As of December 31, 2016 the note has a remaining balance of $1,000,000.

NOTE 8 – COMMON STOCK

2016 Issuances

On April 4, 2016, the Company issued 350,000 shares of common stock in consideration for $132,300 as interest expense.

On October 19, 2016, the Company issued of 1,000,000 shares of common stock for $300,000 in cash proceeds.

On November 21, 2016 the Company repurchased 1,000,000 shares of treasury stock through a note payable issuance (see also Note 7).

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has note payable agreements with related parties.  See Note 7 for obligations under the agreement.

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

Taxes based on income (loss) were as follows:

	For the Years Ended December 31,
	2016	2015
Current:
U.S. federal taxes	$--	$1,923
State taxes	(2,479)	4,472
International taxes	(8,195)	51,920
	$(10,674)	$58,315
Deferred:
U.S. federal taxes	$--	$--
State taxes	--	--
International taxes	--	--
	--	--
Provision (benefit) for income taxes	$(10,674)	$58,315

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 10 – PROVISION FOR INCOME TAXES - continued

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to pretax income for the following reasons:

	For the Years Ended December 31,
	2016	2015
Book income (loss) from operations	$(1,507,873)	$(906,422)
State tax (benefit) expense	(155,005)	17,659
Permanent items	253,916	402,147
Foreign rate differential	293,186	658,375
Foreign tax credits	(32,714)	(35,846)
Return to provision items	(80,845)	31,450
Other Deferred Adjustments	(103)	--
Change in valuation allowance	1,218,764	(109,048)
Total provision for income taxes	$(10,674)	$58,315

The effective tax rate was 0.24% and negative 2.19% for the years ended 2016 and 2015, respectively.

Net deferred tax assets consist of the following components as of:

	December 31,
	2016	2015
Net operating loss carry forwards	$8,335,504	$7,289,516
Accrued commissions	316,176	369,766
Inventory differences	288,236	87,288
Employee accruals	25,214	37,635
Depreciation and amortization	(701,012)	(641,511)
U.S. federal credits	178,673	143,955
Allowance for doubtful accounts	194,944	133,029
Other	29,589	28,882
Valuation allowance	(8,667,324)	(7,448,560)
Net deferred taxes	$--	$--

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2016. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of December 31, 2016, and 2015, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 10 – PROVISION FOR INCOME TAXES - continued

As of December 31, 2016, the Company has U.S. federal and state net operating loss carry forwards of $21,365,507 and 21,424,632, respectively. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2019. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company's tax return that do not meet these recognition and measurement standards.

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

The Company leases facilities and warehouses under operating leases with terms ranging from 12 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

Total Lease Commitments:
2017	$329,934
2018	301,564
2019	283,585
2020	292,093
2021	300,826
Total	$1,508,002

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 12 – EMPLOYEE BENEFIT PLAN

The Company sponsors an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan covers 100 employees who are at least 21 years of age and have met a six-month service requirement. The Company makes a matching contribution equal to 100 percent of the first two percent of a participant's compensation that is contributed by the participant, and 50 percent of that deferral that exceeds two percent of the participant's compensation, not to exceed six percent of the participant's compensation, subject to the limits of ERISA. In addition, the Company may make a discretionary contribution based on earnings. The Company's matching contributions vest equally over a four year service period. Contributions made by the Company to the plan in the United States for the years ended 2016 and 2015 were $141,733 and $142,149 respectively.

NOTE 13 – CONCENTRATION OF RISK

The Company purchased two significant products from two separate independent suppliers during the years ended December 31, 2016 and 2015.  These materials are significant in several of our top selling products.   If our vendors were to discontinue supplying those materials, it could decrease sales significantly.  The Company recognizes there are other providers, but consider these suppliers to have the very best quality.  One main vendor, MLS, is 50% owned by a director.

NOTE 14 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements, the Company has a working capital deficit of $6,044,695 and accumulated deficit of $42,746,469 at December 31, 2016, negative cash flows from operations, and has experienced cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company management reviewed all material events through the date of this report and noted no material subsequent events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent registered public accounting firm on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were ineffective as of December 31,2016.

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

For the year ended December 31, 2016, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was ineffective as of December 31, 2016. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

Changes in Internal Controls over Financial Reporting

Our Chief Financial Officer has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016.

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

Name	Age	Position Held	Term of Director
Ronald K. Williams	55	Chairman of the Board President Chief Executive Officer	From January 2006 until our next annual meeting
Jack B. Eldridge, Jr.	53	Chief Financial Office Treasurer
George H. Brimhall II	75	Director	From April 2008 until our next annual meeting
John S. Clayton	52	Director Secretary	From April 2008 until our next annual meeting

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

George H. Brimhall II – Mr. Brimhall was appointed as a Director in April 2008.  Since 1974 he has been self-employed with GNS Development Corporation which has a business plan focused on commercial recreational development.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2016, we believe all reports were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the years ended December 31, 2016 and 0.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation (1)	Total
Ronald K Williams, CEO	2016	$ 210,105	$ 305,317	$ 515,422
	2015	210,105	352,493	562,598
Jack B Eldridge, CFO	2016	165,307	21,265	186,572
	2015	$ 153,519	$ 20,587	$ 174,106

(1) Represents sales and growth incentives and company provided health benefits.

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2016.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2016.

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 25,692,285 shares of common stock outstanding as of April 11, 2017.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald K. Williams	1,883,128	7.3
Jack B. Eldridge, Jr.	222,764	Less than 1%
George H. Brimhall II	3,859,404 (1)	15.0
John S. Clayton	1,574,648 (2)	6.1
All executive officers and directors as a group	7,539,944	29.3
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

As of December 31, 2016 the Company owed a total amount of $1,501,024 in principal with no accrued interest to John S. Clayton, our Director and Secretary.

As of December 31, 2016 the Company owed a total of $245,000 in principal plus $85,903 of accrued interest to George H. Brimhall II, our Director.  During 2010 the Company borrowed $45,000 from Mr. Brimhall and issued a convertible note payable with a conversion rate of $0.15 per share, interest at 14% and payable on December 31, 2015.  The Company borrowed an additional $200,000 from Mr. Brimhall in 2011 with a conversion rate of $0.20 per share, interest at 14% and payable on December 31, 2015.  On March 1, 2016 the Company signed an addendum extending the Brimhall note of $45,000 and the note of $200,000 to December 31, 2017.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Sadler, Gibb and Associates, LLC in connection with the audit of our financial statements and other professional services rendered by the accounting firm.

	2016	2015
Audit fees	$ 97,500	$ 97,500
Audit-related fees	0	0
Tax fees	0	$2,890
All other fees	$ 0	$ 1,630

Audit fees represent fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 22 through 43.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)
10.1	Lease agreement between ForeverGreen International LLC and WI Commercial West Lindon LLC, dated September 29, 2015 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed November 14, 2016)
21.1	Subsidiaries of ForeverGreen (Incorporated by reference to exhibit 21.1 to Form 10-K, filed March 23, 2015)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Ronald K. Williams Ronald K. Williams, President	Date: April 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board, President, Chief Executive Officer	Date: April 13, 2017
By: /s/ Jack B. Eldridge, Jr. Jack B. Eldridge, Jr. Chief Financial Officer, Treasurer	Date: April 13, 2017
By: /s/ John S. Clayton John S. Clayton Director, Secretary	Date: April 13, 2017