Form 10-Q
period 2017-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2017-05-19
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 19, 2017 was 26,692,285.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
Signatures		18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 2017 and 2016 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 2017 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$98,500	$187,136
Restricted cash	244,298	152,106
Accounts receivable	97,287	170,704
Other receivables	--	149,153
Prepaid expenses and other assets	117,920	154,367
Inventory	1,190,840	1,480,794
Total Current Assets	1,748,845	2,294,260

PROPERTY AND EQUIPMENT, net	3,221,583	3,424,596

OTHER ASSETS
Intangible assets, net	5,677	5,694
TOTAL ASSETS	$4,976,105	$5,724,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$210,812	$90,579
Accounts payable	2,828,363	2,751,367
Accrued expenses	3,213,285	3,723,610
Deferred revenue	81,930	81,739
Current portion of convertible notes payable, related parties	245,000	245,000
Current portion of convertible notes payable	1,423,474	1,446,660
Current portion of notes payable	259,214	--
Total Current Liabilities	8,262,078	8,338,955

LONG-TERM DEBT
Convertible notes payable, related parties	1,501,024	1,501,024
Convertible notes payable	2,288,659	2,294,183
Notes payable	853,000	1,240,000
Total Long-Term Debt	4,642,683	5,035,207
TOTAL LIABILITIES	12,904,761	13,374,162

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 26,692,285 issued and 26,692,285 outstanding March 31, 2017 and December 31, 2016, respectively	26,692	26,692
Additional paid-in capital	36,383,661	36,383,661
Treasury stock	(1,000,000)	(1,000,000)
Accumulated other comprehensive loss	(84,734)	(313,496)
Accumulated deficit	(43,254,275)	(42,746,469)
Total Stockholders' Deficit	(7,928,656)	(7,649,612)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,976,105	$5,724,550
The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	March 31, 2017	March 31, 2016

TOTAL REVENUES, net	$6,104,911	$11,943,956
COST OF SALES, net	1,538,101	3,893,086

GROSS PROFIT	4,566,810	8,050,870

OPERATING EXPENSES
Sales and marketing	2,557,168	4,817,630
General and administrative	2,123,247	4,082,621
Depreciation and amortization	227,857	248,731
Total Operating Expenses	4,908,272	9,148,982

NET OPERATING LOSS	(341,462)	(1,098,112)

OTHER INCOME (EXPENSE)
Gain on legal settlement	--	698,113
Other expense	(19,093)	(38,700)
Interest expense	(147,251)	(83,820)
Total Other Expense	(166,344)	575,593

Loss before income tax provision	(507,806)	(522,519)
Income Tax Provision (Benefit)	--	--

NET LOSS	$(507,806)	$(522,519)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	26,692,285	25,342,285

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended March 31, 2017 and 2016 is as follows:
Net Loss	$(507,806)	$(522,519)

Other Comprehensive Income (Loss) – foreign currency translation	228,762	22,804

Comprehensive Loss	$(279,044)	$(499,715)

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(507,806)	$(522,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,970	249,337
Changes in operating assets and liabilities:
Restricted cash	(92,191)	12,187
Accounts receivable	73,417	(133,107)
Other receivables	--	(1,254,991)
Member advances	--	2,903
Prepaid expenses	36,447	(56,154)
Deposits and other assets	149,153	12,785
Inventory	289,954	(79,644)
Accounts payable	76,996	1,616,343
Deferred revenue	191	7,571
Accrued expenses	(510,327)	85,547
Net Cash Used in Operating Activities	(257,196)	(59,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,939)	(206,750)
Net Cash Used in Investing Activities	(23,939)	(206,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	120,233	29,122
Proceeds from convertible notes payable	--	200,000
Repayment of convertible notes payable	(28,710)	--
Repayment of notes payable	(127,786)	--
Net Cash Provided by Financing Activities	(36,263)	229,122
Effect of Foreign Currency on Cash	228,762	16,699

NET DECREASE IN CASH	(88,636)	(20,671)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	187,136	495,304
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,500	$474,633

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$93,173	$75,169

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for leasehold improvements	$--	$506,158
Beneficial conversion feature	$--	$55,000
The accompanying notes are an integral part of these condensed consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at March 31, 2017 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Foreign Currency Translation

The Company’s functional currency is recorded in various currencies, corresponding to the various foreign subsidiaries and its reporting currency is the United States dollar. Management has adopted FASB Accounting Standards Codification (“ASC”) 830-20, “Foreign Currency Matters – Foreign Currency Transactions.”  All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive loss.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2017, there were 13,519,486 common stock equivalents from convertible notes that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

Revenue Recognition

Revenues and costs of revenues are recognized during the period in which the products are provided. The Company applies the provisions of ASC 605-10, Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue for sale of products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On March 31, 2017 and December 31, 2016, the reserve for obsolete inventory had balances in the amount of $433,225 and $433,225, respectively.

Accounts Receivable

Accounts receivable are sales deposits processed by third parties from the prior one to four days that have not posted to the Company’s bank account.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of March 31, 2017 was not needed.

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

NOTE 3 – NOTES PAYABLE

Convertible notes payable and notes payable as of March 31, 2017

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE
Convertible, Related party	0.68	12/1/2015	10%	12/31/2018	$1,501,024
Convertible, Related party	0.15	10/7/2010	14%	12/31/2017	$45,000
Convertible, Related party	0.20	1/19/2011	14%	12/31/2017	$200,000
Convertible, Non-related	0.20	3/9/2010	14%	12/31/2017	$231,756
Convertible, Non-related	0.20	3/14/2011	14%	12/31/2015	$100,000
Convertible, Non-related	0.70	2/25/2015	14%	12/31/2015	$891,718
Convertible, Non-related	1.00	7/6/2015	12%	8/31/2015	$200,000
Convertible, Non-related	0.35	5/27/2016	10%	12/31/2018	$500,000
Convertible, Non-related	0.35	6/23/2016	10%	12/31/2018	$150,000
Convertible, Non-related	0.35	7/8/2016	10%	12/31/2018	$50,000
Convertible, Non-related	0.40	11/4/2016	6%	5/30/2019	$264,245
Convertible, Non-related	0.40	11/4/2016	6%	11/30/2019	$324,414
Convertible, Non-related	0.63	11/212016	6%	5/30/2023	$1,000,000
Non-related	NA	10/21/2016	NA	9/25/2020	$853,000
Non-related	NA	3/1/2016	4.66%	3/01/2018	$259,214
Total					$6,570,371

The Company has not issued any new promissory notes during first quarter 2017.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 – INVENTORY

	March 31, 2017	December 31, 2016
Raw Materials	$1,138,256	$1,290,902
Finished Goods	485,809	623,117
Total Inventory	1,624,065	1,914,019
Less Reserve for Obsolete Inventory	(433,225)	(433,225)
Total Inventory (net of reserve)	$1,190,840	$1,480,794

NOTE 6 – GOING CONCERN

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $6,513,233 and accumulated deficit of $43,254,275 at March 31, 2017, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows: The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes a reduction in labor force, restructuring of lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.

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

NOTE 7 – SUBSEQUENT EVENTS

On April 27, 2017, the Company signed a $500,000 promissory note with a related party with a 10% interest rate and a repayment date of December 31, 2018.  The note holder has the option to convert the note into common stock at a conversion rate of $0.20 per share.

On April 27, 2017, the Company signed a $500,000 promissory note with a related party with a 10% interest rate and a repayment date of December 31, 2018.  The note holder has the option to convert the note into common stock at a conversion rate of $0.20 per share.

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

The Company continues to monitor its cost structure and implements cost saving measures deemed to be effective. The Company has initiated some new marketing initiatives to stimulate growth in its monthly revenues.  Additionally, we expect we will take advantage of some international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster member recruiting and sales. Management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

During the first three months of 2017 the Company experienced several updates that included updates to the global Xpress model and important business announcements.

In January, ForeverGreen announced the official intention to transition certain existing best-selling products into the global Xpress model, also known as the envelope model. FrequenSea, a flag-ship Farmers Market product is being reviewed and evaluated as the first product changed to the model, as FrequenSea Pro, which will become available as soon as possible. The currently bottled formula is to be released in a powder format, expanding its customer range globally. FrequenSea Pro will be an upgraded and improved version from FrequenSea and will be another great product in the revolutionary global Xpress model.

February saw European growth with a successful tour promoting and focusing on the global Xpress model. The continued emphasis on Prodigy-5 with the exclusive TransArmor technology was well received by customers, members and leaders in standing-room only venues throughout the European Union. At the end of February, management implemented a reduction in labor force initiative which realized about a 38% reduction in labor costs.

March was highlighted by the announcement of ForeverGreen’s continued commitment to overall cost reductions and a path to profitability. The Company and its management embarked on a restructuring program to cut expenses and improve productivity, essentially shifting its focus from top-line revenue growth to expense management and profitability.

Subsequent to the end of the quarter, Patrick (“Rick”) Redford was named as the new CEO, allowing Ron Williams the flexibility to spend more time to be in the field alongside the great Company leaders, sharing the vision and inspiring them to grow their respective business organizations. In addition, two of our founding investors, agreed to invest additional capital to support the supply chain needs during this transition. These events, combined with the consolidation of product, improvements in the international business strategies, and ongoing cost reduction decisions, have placed the Company in a position for future growth and profitability.

We will continue to look for opportunities to improve upon or expand the restructuring and cost cutting initiatives implemented last year and the beginning of this year. The Company continues reviewing its entire line of products to determine which products may be phased out or reworked to fit into the exciting global Xpress model.  We continually manage our systems and logistics centers around the world to support the demand for our products and business opportunity. We continually challenge ourselves to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

Overcoming periodic economic downturns and managing profitability will continue to require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as Prodigy-5 begins to ship and as people continue to look for alternative income opportunities. We are actively positioning ForeverGreen to be the Company they can align with for the future in addition to traditional employment options.

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY.]

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three month periods ending March 31, 2017 and 2016.

SUMMARY OF OPERATIONS	Three month period ended March 31,
	(Unaudited)
	2017	2016
Revenues, net	$6,104,911	$11,943,956
Cost of sales	1,538,101	3,893,086
Gross profit	4,566,810	8,050,870
Selling and marketing expenses	2,557,168	4,817,630
General and administrative expenses	2,123,247	4,082,621
Total operating expenses	4,908,272	9,148,982
Net operating loss	(341,462)	(1,098,112)
Total other income (expense)	(166,344)	575,593
Income tax provision	--	--
Net loss	$(507,806)	$(522,519)
Net loss per share (basic and diluted)	$(0.02)	$(0.02)

Our source of revenue is from the sale of various foods, other natural products, kits, and freight and handling to deliver products to the Members and customers. We recognize revenue upon shipment of a sales order. The Company recognized product revenues of $5,782,386 and shipping and other revenues of $322,525 for the first quarter of 2017 compared to product revenues of $11,092,833, and shipping and other revenues of $851,123 for the comparable period in 2016.

The Company experienced a 48.9% decrease in revenues totaling $5,839,045 for the 2017 first quarter compared to the 2016 first quarter. The decrease in revenues relates to a decline in the number of members placing monthly orders.  The Company has also experienced a shortage of some inventory items which restricted the ability to deliver some of the items ordered.  Management has initiatives to increase global marketing focus emphasizing the global envelope model during the remainder of 2017.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 25.2% of revenues totaling $1,538,101 for the first quarter of 2017 compared to 32.6% of revenues totaling $3,893,086 for first quarter of 2016. This percentage decrease is primarily attributable to a change in the sales mix between Xpress envelope products compared with the Farmers Market products.  Xpress envelope products increased to 70.4% of product sales in 2017 compared with 63.5% in 2016.  Reduced sales of the Ketopia product, which has a higher product cost and is more expensive to deliver to our members, also contributed to the reduced cost of sales.

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

Sales and marketing expenses were 41.9% of revenues totaling $2,557,168 for the 2017 first quarter compared to 40.3% of revenues totaling $4,817,630 for 2016 first quarter.  This percentage increase is due to Xpress model products being a larger percentage of product sales, which have a slightly higher commission rate than other products in our line.

General and administrative expenses were $2,123,247, or 34.8% of revenue, for the 2017 first quarter compared to $4,082,621 or 34.2% of revenue, for the 2016 first quarter, representing a decrease of $1,959,374 from the prior year.  These decreases are primarily due to the implementation of cost cutting initiatives during 2017. The Company labor force has been reduced both domestically as well as internationally.  These restructuring efforts involved employee severance agreements, some of which were mandated by local employment tax laws.  Extra costs in legal fees were also incurred in the 2016 first quarter as the Company restructured a number of lease arrangements and the litigation settlement.

Total other expense was $166,344 for the 2017 first quarter compared to other income of $575,593 for the 2016 first quarter.  This decrease of $741,937 is primarily attributable to the legal settlement that was reported in the 2016 first quarter.

The Company experienced net loss of $507,806 for the 2017 first quarter compared to a net loss of $522,519 for the 2016 first quarter. This represents an increase of $14,713 which is attributable to the Company’s decreasing revenues.  The Company also realized some one-time costs associated with reducing the overall labor force during the 2017 first quarter.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Three months ended March 31, 2017	Year ended December 31, 2016
	(Unaudited)
Cash and cash equivalents	$98,500	$187,136
Total current assets	1,748,845	2,294,260
Total assets	4,976,105	5,724,550
Total current liabilities	8,262,078	8,338,955
Total liabilities	12,904,761	13,374,162
Accumulated deficit	(43,254,275)	(42,746,469)
Total stockholders’ deficit	$(7,928,656)	$(7,649,612)

The Company’s total assets decreased to $4,976,105 as of March 31, 2017 compared to $5,724,550 as of December 31, 2016. The 13% decrease of $748,445 is due to decreases in inventory of $289,954, other receivables of $149,153 related to the collection of a litigation settlement, and property and equipment of $203,013 due to depreciation and amortization.

The Company’s total liabilities at March 31, 2017 were $12,904,761 compared to $13,374,162 at December 31, 2016, a decrease of $469,401.  This decrease is attributable to a $510,325 decrease in accrued expenses.

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $6,513,233 and accumulated deficit of $43,254,275 at March 31, 2017, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

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

As of March 31, 2017 the Company has $1,927,688 in debt that will be due in the next twelve months.  Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

Long-lived assets

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended March 31, 2017 and determined no adjustment to long-lived assets was needed.

Inventory

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

Accounts Receivable

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer, who also acts as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of March 31, 2017.

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

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Patrick A. Redford Patrick A. Redford Chief Executive Officer Principal Financial Officer	Date: May 19, 2017