Form 10-Q
period 2017-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2017-08-18
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 18, 2017 was 26,692,285.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
Signatures		19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 2017 and 2016 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 2017 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$91,726	$187,136
Restricted cash	151,803	152,106
Accounts receivable	59,817	170,704
Other receivables	--	149,153
Prepaid expenses and other assets	101,912	154,367
Inventory	1,006,186	1,480,794
Total Current Assets	1,411,444	2,294,260

PROPERTY AND EQUIPMENT, net	3,036,035	3,424,596

OTHER ASSETS
Intangible assets, net	5,696	5,694
TOTAL ASSETS	$4,453,175	$5,724,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$309,829	$90,579
Accounts payable	2,542,957	2,751,367
Accrued expenses	2,623,925	3,723,610
Deferred revenue	90,652	81,739
Current portion of convertible notes payable, related parties	245,000	245,000
Current portion of convertible notes payable	1,423,474	1,446,660
Current portion of notes payable	195,679	--
Total Current Liabilities	7,431,516	8,338,955

LONG-TERM LIABILITIES
Convertible notes payable, related parties, net	2,077,733	1,501,024
Convertible notes payable	2,259,845	2,294,183
Notes payable	788,000	1,240,000
Total Long-Term Liabilities	5,125,578	5,035,207
TOTAL LIABILITIES	12,557,094	13,374,162

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 26,692,285 and 26,692,285 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	26,692	26,692
Additional paid-in capital	36,865,911	36,383,661
Treasury stock	(1,000,000)	(1,000,000)
Accumulated other comprehensive loss	(45,833)	(313,496)
Accumulated deficit	(43,950,689)	(42,746,469)
Total Stockholders' Deficit	(8,103,919)	(7,649,612)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,453,175	$5,724,550
The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

TOTAL REVENUES, net	$4,775,470	$10,798,076	$10,880,381	$22,742,032
COST OF SALES, net	1,274,193	3,015,135	2,812,294	6,908,221

GROSS PROFIT	3,501,277	7,782,941	8,068,087	15,833,811

OPERATING EXPENSES
Sales and marketing	1,993,430	4,056,821	4,550,598	8,874,451
General and administrative	1,786,120	3,108,848	3,909,367	7,191,469
Depreciation and amortization	230,212	279,121	458,069	527,852
Total Operating Expenses	4,009,762	7,444,790	8,918,034	16,593,772

NET OPERATING INCOME (LOSS)	(508,485)	338,151	(849,947)	(759,961)

OTHER INCOME (EXPENSE)
Gain on legal settlement	--	--	--	698,113
Other income (expense)	1,939	(444)	(17,154)	(39,144)
Interest expense	(189,868)	(147,988)	(337,119)	(231,808)
Total Other Income (Expense)	(187,929)	(148,432)	(354,273)	427,161

Income (Loss) before income tax provision	(696,414)	189,719	(1,204,220)	(332,800)
Income Tax Provision (Benefit)	--	--	--	--

NET INCOME (LOSS)	$(696,414)	$189,719	$(1,204,220)	$(332,800)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.03)	$0.01	$(0.05)	$(0.01)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.03)	$0.01	$(0.05)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,692,285	25,342,285	26,692,285	25,342,285

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,692,285	34,994,173	26,692,285	25,342,285

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended June 30, 2017 and 2016 is as follows:

Net Income (Loss)	(696,414)	189,719	(1,204,220)	(332,800)

Other Comprehensive Income (Loss) – foreign currency translation	38,901	(79,535)	267,663	(56,731)

Comprehensive Income (Loss)	$(657,513)	$110,184	$(936,557)	$(389,531)
The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,204,220)	$(332,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454,085	527,852
Amortization of beneficial conversion feature	58,959	55,000
Expenses paid on behalf of Company	345,000
Changes in operating assets and liabilities:
Restricted cash	303	9,459
Accounts receivable	110,887	(22,708)
Other receivables	--	(794,113)
Member advances	--	5,569
Prepaid expenses	52,455	75,505
Deposits and other assets	149,153	19,186
Inventory	474,608	(751,496)
Accounts payable	(208,410)	652,070
Deferred revenue	8,913	61,407
Accrued expenses	(1,099,685)	229,959
Net Cash Used in Operating Activities	(857,952)	(265,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(65,526)	(545,422)
Net Cash Used in Investing Activities	(65,526)	(545,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	219,250	(30,338)
Proceeds from convertible notes payable	--	850,000
Proceeds from convertible notes payable – related parties	655,000	--
Repayment of convertible notes payable	(57,524)	(200,000)
Repayment of notes payable	(256,321)	(65,944)
Net Cash Provided by Financing Activities	560,405	553,718
Effect of Foreign Currency on Cash	267,663	(56,731)

NET DECREASE IN CASH	(95,410)	(313,545)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	187,136	495,304
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,726	$181,759

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$60,365	$154,061

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for leasehold improvements	$--	$506,158
Beneficial conversion feature	$482,250	$55,000
The accompanying notes are an integral part of these condensed consolidated financial statements 5

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at June 30, 2017 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2017, there were 18,752,879 common stock equivalents from convertible notes that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

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

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from three months on some of the food products to two years for non-food products. On June 30, 2017 and December 31, 2016, the reserve for obsolete inventory had balances in the amount of $446,389 and $433,225, respectively.

Accounts Receivable

Accounts receivable are sales deposits processed by third parties from the prior one to four days that have not posted to the Company’s bank account.

Valuation of Long-lived Assets

In accordance with ASC 360-10, the carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company’s assessment of events and circumstances indicated that an analysis for impairment of long-lived assets as of June 30, 2017 was not needed.

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

NOTE 3 – NOTES PAYABLE

Convertible notes payable and notes payable as of June 30, 2017 and December 31, 2016

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE AS OF 6/30/2017	BALANCE AS OF 12/31/2016
Convertible, Related party	0.68	12/1/2015	10%	12/31/2018	$1,501,024	$1,501,024
Convertible, Related party	0.15	10/7/2010	10%	12/31/2017	$45,000	$45,000
Convertible, Related party	0.20	1/19/2011	10%	12/31/2017	$200,000	$200,000
Convertible, Related party	0.20	4/5/2017	10%	12/31/2018	$500,000	--
Convertible, Related party	0.20	5/2/2017	10%	12/31/2018	$500,000	--
Convertible, Non-related	0.20	3/9/2010	10%	12/31/2017	$231,756	$231,756
Convertible, Non-related	0.20	3/14/2011	14%	12/31/2015	$100,000	$100,000
Convertible, Non-related	0.70	2/25/2015	14%	12/31/2015	$891,718	$891,718
Convertible, Non-related	1.00	7/6/2015	12%	8/31/2015	$200,000	$200,000
Convertible, Non-related	0.35	5/27/2016	10%	12/31/2018	$500,000	$500,000
Convertible, Non-related	0.35	6/23/2016	10%	12/31/2018	$150,000	$150,000
Convertible, Non-related	0.35	7/8/2016	10%	12/31/2018	$50,000	$50,000
Convertible, Non-related	0.40	11/4/2016	6%	3/30/2017	--	$23,186
Convertible, Non-related	0.40	11/4/2016	6%	5/30/2019	$235,431	$269,769
Convertible, Non-related	0.40	11/4/2016	6%	11/30/2019	$324,414	$324,414
Convertible, Non-related	0.63	11/212016	6%	5/30/2023	$1,000,000	$1,000,000
Non-related	NA	10/21/2016	NA	9/25/2020	$788,000	$918,000
Non-related	NA	3/1/2016	4.66%	3/01/2018	$195,679	$322,000
Debt discount					(423,291)	--
Total					$6,989,731	$6,726,867

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – NOTES PAYABLE – continued

On April 5, 2017, the Company issued a promissory note for $500,000.  The $500,000 was received as $155,000 in cash and $345,000 paid directly to three of the Company’s vendors.  The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share.  Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a total discount of $332,250 for the beneficial conversion was recorded against the note and will be amortized to  interest expense through the life of the note. As of June 30, 2017 interest expense of $44,403 was recorded as part of the amortization of the beneficial conversion feature of this note.

On May 2, 2017, the Company issued a promissory note for $500,000.  The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share.  Due to the fact that the trading price of our stock was greater than the stated conversion rate of this note, a total discount of $150,000 for the beneficial conversion was recorded against the note and will be amortized to interest expense through the life of the note. As of June 30, 2017 interest expense of $14,556 was recorded as part of the amortization of the beneficial conversion feature of this note.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 5 – INVENTORY

	June 30, 2017	December 31, 2016
Raw Materials	$873,420	$1,290,902
Finished Goods	579,154	623,117
Total Inventory	1,452,574	1,914,019
Less Reserve for Obsolete Inventory	(446,388)	(433,225)
Total Inventory (net of reserve)	$1,006,186	$1,480,794

NOTE 6 – GOING CONCERN

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $6,020,072 and accumulated deficit of $43,950,689 at June 30, 2017, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows: The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes a reduction in labor force, restructuring of lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.

Additionally, we expect we will take advantage of limited international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – GOING CONCERN - continued

on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management is reviewing improvements to the marketing plan which will enhance the opportunities for continued growth.  The Company intends to seek debt and equity financing as necessary.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 8, 2017, the Company issued a promissory note for $200,000 in exchange for payment of an existing note with principal and interest due in the amount of $150,120 and $50,000 in cash.  This note has an annual interest rate of 10%.  The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

On August 11, 2017, the Company issued a promissory for $1,858,826 in exchange for payment of two existing notes with principal and interest due in the amounts of $975,210 and $783,616 and $100,000 in cash.  This note has an annual interest rate of 10%.  The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.16 per share.

On August 10, 2017, the Company issued a promissory note to a related party for $1,718,000 in exchange for payment of an existing note with principal and interest due in the amount of $1,718,159.  This note has an annual interest rate of 10%.  The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

On August 8, 2017, the Company issued a promissory note for $50,000.  This note has an annual interest rate of 10%.  The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

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

We intend to continue our emphasis as a total lifestyle company focused on bringing our domestic and international Members and customers our exclusive PowerStrips, Prodigy-5, SolarStrips, BeautyStrips, and Ketopia line products, as well as a few select “Farmers Market” products.  In addition, our focus is to assist prospective Members in creating a home-based business with home business training, mentorship and accountability so that they can benefit from the residual income stream opportunities we offer. As our international markets mature, additional ForeverGreen products may also be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members.

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

During the six months of 2017 the Company continued to execute on its plans to realign expenses to a significantly lower level.  Reductions have been made in international offices as well as the corporate office.  In April 2017 Patrick (“Rick”) Redford assumed the responsibilities of Chief Executive Office with the intent to resume the Company’s growth and profitability.  He is working very closely with the Board to support and enhance the cost restructuring plans which have been implemented.  As previously communicated, he has coordinated with two of the Company’s founding investors to bring additional capital to the Company and such capital has been used to support the Company’s supply chain.

We will continue to look for opportunities to improve upon or expand the restructuring and cost cutting initiatives implemented last year and the beginning of this year. The Company continues reviewing its entire line of products to determine which products may be phased out or reworked to fit into the exciting global Xpress model.  PowerStrips continue to be the Company’s top selling product, exceeding 40% of the Company’s sales.  This effective product offers an advantage because it is easy to deliver to our global members.

We continually manage our systems and logistics centers around the world to support the demand for our products and business opportunity. We continually challenge ourselves to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

Overcoming periodic economic downturns and managing profitability will continue to require skilled personnel and responsive manufacturing and shipping facilities. Management intends to continue ongoing process improvement initiatives, especially in the areas of production and order fulfillment. These new operating efficiencies are targeted to address the current economic environment as well as prepare the Company for the upturn in demand as new and existing products ship and as people continue to look for alternative income opportunities. We continue to actively position ForeverGreen to be the Company that people may participate in for other income in addition to traditional employment options.

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the six-month periods ending June 30, 2017 and 2016.

SUMMARY OF OPERATIONS	Three-month period ended June 30,		Six-month period ended June 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Revenues, net	$4,775,470	$10,798,076	$10,880,381	$22,742,032
Cost of sales	1,274,193	3,015,135	2,812,294	6,908,221
Gross profit	3,501,277	7,782,941	8,068,087	15,833,811
Selling and marketing expenses	1,993,430	4,056,821	4,550,598	8,874,451
General and administrative expenses	2,016,332	3,387,969	4,367,436	7,719,321
Total operating expenses	4,009,762	7,444,790	8,918,034	16,593,772
Net operating income (loss)	(508,485)	338,151	(849,947)	(759,961)
Total other income (expense)	(187,929)	(148,432)	(354,273)	427,161
Income tax provision	--	--	--	--
Net income (loss)	$(696,414)	$189,719	$(1,204,220)	$(332,800)
Net earnings (loss) per share both (basic) and diluted	$(0.03)	$0.01	$(0.05)	$(0.01)

Our source of revenue is from the sale of various foods, other natural products and kits, plus freight and handling charges to deliver products to our Members and customers. We recognize revenue upon shipment of a sales order. The Company recognized product revenues of $10,301,934 and shipping and other revenues of $578,447 for the six-month period of 2017 compared to product revenues of $21,101,894, and shipping and other revenues of $1,640,138 for the comparable period in 2016.  The Company recognized product revenues of $4,330,019 and shipping and other revenues of $445,451 for the second quarter of 2017 compared to product revenues of $10,009,061, and shipping and other revenues of $789,015 for the comparable period in 2016.

The Company experienced a 52.2% decrease in revenues totaling $11,861,651 for the 2017 six-month period compared to the 2016 six-month period. The Company experienced a 55.8% decrease in revenues totaling $6,022,606 for the 2017 second quarter compared to the 2016 second quarter. The decrease in revenues relates to a decline in the number of Members placing monthly orders.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 25.8% of revenues totaling $2,812,294 for the 2017 six-month period compared to 30.4% of revenues totaling $6,908,221 for 2016 six-month period. This percentage decrease is primarily attributable to a continued increase in Xpress envelope products compared with Farmers Market products.  Cost of sales was approximately 26.7% of revenues totaling $1,274,193 for the second quarter of 2017 compared to 27.9% of revenues totaling $3,015,135 for second quarter of 2016.  This percentage decrease is primarily attributable to a change in the sales mix between Xpress envelope products compared with the Farmers Market products.  Second quarter Xpress envelope products increased to 75.1% of product sales in 2017 compared with 37.2% in 2016.  Reduced sales of the Ketopia product, which has a higher product cost and is more expensive to deliver to our members, also contributed to the reduced cost of sales.

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

Sales and marketing expenses were 41.8% of revenues totaling $4,550,598 for the 2017 six-month period compared to 39.0% of revenues totaling $8,874,451 for 2016 six-month period.  Sales and marketing expenses were 41.7% of revenues totaling $1,993,430 for the 2017 second quarter compared to 37.6% of revenues totaling $4,056,821 for 2016 second quarter.  This percentage increase is due to Xpress model products being a larger percentage of product sales, which have a slightly higher commission rate than other products in our line.

General and administrative expenses (including depreciation and amortization) were $4,367,436, or 40.1% of revenue, for the 2017 six-month period compared to $7,719,321, or 33.9% of revenue, for the 2016 six-month period, representing a decrease of $3,351,885 from the comparable period.  General and administrative expenses (including depreciation and amortization) were $2,016,332, or 42.2% of revenue, for the 2017 second quarter compared to $3,387,969, or 31.4% of revenue, for the 2016 second quarter, representing a decrease of $1,371,637 from the comparable period.  These decreases are due to the implementation of cost cutting initiatives during 2017. The Company’s labor force has been reduced both domestically and internationally.  These restructuring efforts involved employee severance agreements, some of which were mandated by local employment tax laws.  Extra costs in legal fees were also incurred in the 2016 second quarter as the Company restructured a number of lease arrangements and a litigation settlement.

Total other expense was $354,273 for the 2017 six-month period compared to other income of $427,161 for the 2016 six-month period.  This decrease of $781,434 is primarily attributable to the legal settlement that was reported in the 2016 second quarter.  Total other expense was $187,929 for the 2017 second quarter compared to other expense of $148,432 for the 2016 second quarter, an increase of $39,497.

The Company experienced net loss of $1,204,220 for the 2017 six-month period compared to a net loss of $332,800 for the 2016 six-month period. This represents an increase of $871,420 which is attributable to the Company’s decreasing revenues.  The Company also realized some one-time costs associated with reducing the overall labor force during the 2017 first quarter. The Company experienced net loss of $696,414 for the 2017 second quarter compared to a net earnings of $189,719 for the 2016 second quarter. This represents a net loss increase of $886,133 which is attributable to the Company’s decreasing revenues.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	June 30, 2017	December 31, 2016
	(Unaudited)
Cash and cash equivalents	$91,726	$187,136
Total current assets	1,411,444	2,294,260
Total assets	4,453,175	5,724,550
Total current liabilities	7,431,516	8,338,955
Total liabilities	12,557,094	13,374,162
Accumulated deficit	(43,950,689)	(42,746,469)
Total stockholders’ deficit	$(8,103,919)	$(7,649,612)

The Company’s total assets decreased to $4,453,175 as of June 30, 2017 compared to $5,724,550 as of December 31, 2016. The 22% decrease of $1,271,375 is due to decreases in inventory of $474,608, other receivables of $149,153 related to the collection of a litigation settlement, and property and equipment of $388,561 due to depreciation and amortization.

The Company’s total liabilities at June 30, 2017 were $12,557,094 compared to $13,374,162 at December 31, 2016, a decrease of $817,068.  This decrease is attributable to a $1,099,685 decrease in accrued expenses.

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $6,020,072 and accumulated deficit of $43,950,689 at June 30, 2017, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes reductions in our labor force, restructuring of our lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.

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

Commitments and Obligations

The Company has an agreement with a related party, Marine Life Sciences, LLC, that supplies 100% of the marine phytoplankton included in several top selling products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease significantly. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

As of June 30, 2017, the Company has $1,864,153 in debt that will be due in the next twelve months.  Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Subsequent to June 30, 2017, the Company issued four promissory notes totaling $3,826,826 in exchange for payment of $3,192,742 of notes payable, payment of $434,363 of accrued interest and cash of $200,000.  The due date for these promissory notes is December 31, 2018.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

Long-lived assets

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended June 30, 2017 and determined no adjustment to long-lived assets was needed.

Inventory

The Company adjusts its inventories to lower of cost or market. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold.

Accounts Receivable

In determining the allowance for doubtful accounts, the Company evaluates the collectability of its accounts receivable and member advances based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings), the Company records a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due. If circumstances change (e.g., unexpected material adverse changes in a major customer’s ability to meet its financial obligation to us or higher than expected customer defaults), the Company’s estimates of the recoverability of amounts could differ from the actual amounts recovered.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer, who also acts as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of June 30, 2017.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Patrick A. Redford Patrick A. Redford Chief Executive Officer Principal Financial Officer	Date: August 18, 2017