Form 10-Q
period 2017-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2017-11-14
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA __ _ (State or other jurisdiction of incorporation or organization)	87-0621709 (I.R.S. Employer Identification No.)
632 NORTH 2000 WEST, SUITE 101, LINDON, UTAH (Address of principal executive offices)	84042 (Zip Code)

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 14, 2017 was 26,692,285.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	17
Signatures		18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 2017 and 2016 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine-month periods ended September 2017 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$84,718	$187,136
Restricted cash	152,106	152,106
Accounts receivable	93,764	170,704
Other receivables	201	149,153
Prepaid expenses and other assets	156,442	154,367
Inventory, net	1,112,220	1,480,794
Total Current Assets	1,599,451	2,294,260

PROPERTY AND EQUIPMENT, net	2,772,569	3,424,596

OTHER ASSETS
Intangible assets, net	--	5,694
TOTAL ASSETS	$4,372,020	$5,724,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$116,445	$90,579
Accounts payable	2,466,124	2,751,367
Accrued expenses	2,730,823	3,723,610
Deferred revenue	32,582	81,739
Current portion of convertible notes payable, related parties, net	245,000	245,000
Current portion of convertible notes payable, net	838,306	1,446,660
Current portion of notes payable, net	131,577	--
Total Current Liabilities	6,560,857	8,338,955

LONG-TERM LIABILITIES
Convertible notes payable, related parties, net	2,365,642	1,501,024
Convertible notes payable, net	3,097,725	2,294,183
Notes payable	723,000	1,240,000
Total Long-Term Liabilities	6,186,367	5,035,207
TOTAL LIABILITIES	12,747,224	13,374,162

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 26,692,285 and 26,692,285 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	26,692	26,692
Additional paid-in capital	37,118,264	36,383,661
Treasury stock	(1,000,000)	(1,000,000)
Accumulated other comprehensive loss	(314,967)	(313,496)
Accumulated deficit	(44,205,193)	(42,746,469)
Total Stockholders' Deficit	(8,375,204)	(7,649,612)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,372,020	$5,724,550
The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

TOTAL REVENUES, net	$4,033,766	$8,238,081	$14,914,147	$30,980,113
COST OF SALES, net	877,390	2,278,106	3,689,684	9,186,327

GROSS PROFIT	3,156,376	5,959,975	11,224,463	21,793,786

OPERATING EXPENSES
Sales and marketing	1,750,898	3,502,298	6,301,496	12,376,749
General and administrative	1,196,830	2,688,987	5,106,197	9,848,923
Depreciation and amortization	207,449	281,052	665,518	840,437
Total Operating Expenses	3,155,177	6,472,337	12,073,211	23,066,109

NET OPERATING INCOME (LOSS)	1,199	(512,362)	(848,748)	(1,272,323)

OTHER INCOME (EXPENSE)
Gain on legal settlement	--	--	--	698,113
Other income (expense)	(44,233)	33,141	(61,387)	(6,003)
Interest expense	(211,470)	(152,399)	(548,589)	(384,207)
Total Other Income (Expense)	(255,703)	(119,258)	(609,976)	307,903

Loss before income tax provision	(254,504)	(631,620)	(1,458,724)	(964,420)
Income Tax Provision	--	--	--	--

NET LOSS	$(254,504)	$(631,620)	$(1,458,724)	$(964,420)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.05)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,692,285	25,342,285	26,692,285	25,342,285

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended September 30, 2017 and 2016 is as follows:

Net Loss	(254,504)	(631,620)	(1,458,724)	(964,420)

Other Comprehensive Income (Loss) – foreign currency translation	(269,134)	163,497	(1,471)	106,766

Comprehensive Loss	$(523,638)	$(468,123)	$(1,460,195)	$(857,654)

The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,458,724)	$(964,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,787	783,357
Amortization of beneficial conversion feature	147,095	57,080
Expenses paid on behalf of Company	345,000	--
Changes in operating assets and liabilities:
Restricted cash	--	12,077
Accounts receivable	76,940	88,579
Other receivables	148,952	(716,865)
Member advances	--	6,869
Prepaid expenses	45,287	(13,180)
Deposits and other assets	(47,362)	19,304
Inventory	368,574	(412,994)
Accounts payable	(285,243)	408,544
Bank overdraft payable	25,866	104,895
Deferred revenue	(49,157)	4,511
Accrued expenses	(558,703)	154,983
Net Cash Used in Operating Activities	(564,688)	(467,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,066)	(799,602)
Net Cash Used in Investing Activities	(19,066)	(799,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	300,000	900,000
Proceeds from convertible notes payable – related parties	655,000	--
Repayment of convertible notes payable	(86,770)	(200,000)
Repayment of notes payable	(385,423)	(137,043)
Proceeds from notes payable	--	500,000
Net Cash Provided by Financing Activities	482,807	1,062,957
Effect of Foreign Currency on Cash	(1,471)	106,766

NET DECREASE IN CASH	(102,418)	(97,139)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	187,136	495,304
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,718	$398,165

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$86,186	$239,213

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for leasehold improvements	$--	$506,158
Beneficial conversion feature	$734,603	$55,000
Debt discount on notes payable	$--	$25,000
Extinguishment of convertible notes	$1,908,826	$--
Extinguishment of convertible notes, related parties	$1,718,000	$--
The accompanying notes are an integral part of these condensed consolidated financial statements 5

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the three and nine-month period ended September 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at September 30, 2017 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of September 30, 2017, there were 34,405,714 common stock equivalents from convertible notes that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Convertible notes payable and notes payable as of September 30, 2017 and December 31, 2016

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE AS OF 9/30/2017	BALANCE AS OF 12/31/2016
Convertible, Related party	0.20	08/10/2017	10%	12/31/2019	$1,718,000	--
Convertible, Related party	0.68	12/01/2015	10%	12/31/2018	--	$1,501,024
Convertible, Related party	0.15	10/07/2010	10%	12/31/2017	$45,000	$45,000
Convertible, Related party	0.20	01/19/2011	10%	12/31/2017	$200,000	$200,000
Convertible, Related party	0.20	04/05/2017	10%	12/31/2018	$500,000	--
Convertible, Related party	0.20	05/02/2017	10%	12/31/2018	$500,000	--
Convertible, Non-related	0.20	03/09/2010	10%	12/31/2017	$231,756	$231,756
Convertible, Non-related	0.20	01/19/2011	14%	12/31/2015	--	$100,000
Convertible, Non-related	0.16	08/04/2017	10%	12/31/2019	$1,858,826	--
Convertible, Non-related	0.35	06/23/2016	10%	12/31/2018	--	$150,000
Convertible, Non-related	0.35	07/08/2016	10%	12/31/2018	--	$50,000
Convertible, Non-related	0.70	02/25/2015	14%	12/31/2015	--	$891,718
Convertible, Non-related	1.00	07/06/2015	12%	08/31/2015	$200,000	$200,000
Convertible, Non-related	0.35	05/27/2016	10%	12/31/2018	--	$500,000
Convertible, Non-related	0.15	09/19/2017	10%	12/31/2017	$100,000	--
Convertible, Non-related	0.20	08/11/2017	10%	12/31/2019	$50,000	--
Convertible, Non-related	0.20	08/11/2017	10%	12/31/2019	$200,000	--
Convertible, Non-related	0.40	11/04/2016	6%	03/30/2017	--	$23,186
Convertible, Non-related	0.40	11/04/2016	6%	05/30/2019	$206,185	$269,769
Convertible, Non-related	0.40	11/04/2016	6%	11/30/2019	$324,414	$324,414
Convertible, Non-related	0.63	11/21/2016	6%	5/30/2023	$1,000,000	$1,000,000
Non-related	NA	10/21/2016	NA	9/25/2020	$723,000	$918,000
Continued

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – DEBT – continued

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE AS OF 9/30/2017	BALANCE AS OF 12/31/2016
Non-related	NA	3/1/2016	4.66%	3/01/2018	$131,577	$322,000
Debt discount					(587,508)	--
Total					$7,401,250	$6,726,867

Convertible Notes Related Parties

On April 5, 2017, the Company issued a convertible promissory note for $500,000 to a related party. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $332,250 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of September 30, 2017 interest expense of $92,639 was recorded as part of the amortization of the beneficial conversion feature of this note.

On May 2, 2017, the Company issued a convertible promissory note for $500,000 to a related party. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $150,000 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of September 30, 2017 interest expense of $37,253 was recorded as part of the amortization of the beneficial conversion feature of this note.

On August 10, 2017, the Company extinguished an outstanding related party convertible note with a principal balance of $1,501,024 and accrued interest of $216,976, and entered into a new convertible note totaling $1,718,000 with the same note holder. The new note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

Convertible Notes Unrelated Parties

On August 4, 2017, the Company extinguished two outstanding convertible notes with a principal balance totaling $1,591,718 ($891,718 and $700,000) and accrued interest totaling $167,108 ($85,560 and $81,548), and entered into a new convertible note totaling $1,858,826 (an additional $100,000 loaned) with the same note holder. The new note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.16 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $232,353 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of September 30, 2017 interest expense of $15,067 was recorded as part of the amortization of the beneficial conversion feature of this note.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – DEBT – continued

Convertible Notes Unrelated Parties – continued

On August 11, 2017, the Company extinguished an outstanding convertible note with a principal balance of $100,000 and accrued interest of $50,000, and entered into a new convertible note totaling $200,000 (an additional $50,000 loaned) with the same note holder. The new note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

On August 11, 2017, the Company issued a convertible promissory note for $50,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

On September 19, 2017, the Company issued a convertible promissory note for $100,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2017.  The note has a conversion feature for common shares at $0.15 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $20,000 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of September 30, 2017 interest expense of $2,136 was recorded as part of the amortization of the beneficial conversion feature of this note.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 5 – INVENTORY

	September 30, 2017	December 31, 2016
Raw Materials	$755,002	$1,290,902
Finished Goods	397,218	623,117
Total Inventory	1,152,220	1,914,019
Less Reserve for Obsolete Inventory	(40,000)	(433,225)
Total Inventory (net of reserve)	$1,112,220	$1,480,794

 NOTE 6 – GOING CONCERN

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $4,961,406 and accumulated deficit of $44,205,193 at September 30, 2017, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:  The Company has reviewed its cost structure and is taking steps to implement cost saving measures deemed to be effective.  This includes a reduction in labor force, restructuring of lease agreements, revised pricing of certain products to enhance sales incentives, and a marketing plan which involves more interaction with a broad scope of customers and Members.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – GOING CONCERN -- continued

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

ForeverGreen intends to empower a health-conscious global community with emphasis on self-care that necessitates mindfulness. To achieve this objective, the Company is strengthening its focus on its domestic and international Membership and consumer base by introducing a new brand called Imaginuiti™, which revolutionizes how people take care of their health by facilitating the convergence of the company’s nutraceuticals, advanced technologies and most complete entrepreneurial opportunity.

Imaginuiti™ will involve the merger of TransArmor™ Nutrient Technology formulated products (Prodigy-5 and reformulated L-Arginine and FrequenSea Pro) and wearable technology, called CareWear™, and a one-of-a-kind global envelope model with nutraceuticals (PowerStrips, SolarStrips, and the above mentioned products with Trans Armor™ Nutrient Technology) for world-wide distribution.  The Imaginuiti™ concept provides real health data, practical resources and residual income via a home-based business for complete and total life balance. We call the implemented outcome of that concept the Total Health Experience.

Furthermore, ForeverGreen is dedicated to its Members by continuing to give home business training and mentorship while facilitating accountability so residual income is a reality and is attractive to prospective Members. As our international markets mature, additional ForeverGreen products are expected to be introduced in each international market. We will seek relations with key vendors to continue developing innovative new products that are exclusive to our Members with opportunities that include a complete build-out of a Preferred Customer program.

Our major challenge for the next twelve months will be to respond to current economic conditions and to properly manage our systems and logistics centers around the world to support the demand for our products and business opportunity. Included in this challenge is the need to continue to meet a high standard of quality and customer service and maintain the highest levels of Member satisfaction.

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

During the nine-month period of 2017 the Company continued to execute on its plans to realign expenses to a significantly lower level.  Reductions have been made in international offices as well as the corporate office.  In April 2017 Patrick (“Rick”) Redford assumed the responsibilities of Chief Executive Office with the intent to resume the Company’s growth and profitability.  He is working very closely with the Board to support and enhance the cost restructuring plans which have been implemented.  As previously communicated, he has coordinated with two of the Company’s founding investors to bring additional capital to the Company and such capital has been used to support the Company’s supply chain.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three and nine-month periods ending September 30, 2017 and 2016.

SUMMARY OF OPERATIONS	Three-month period ended September 30,		Nine-month period ended September 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Revenues, net	$4,033,766	$8,238,081	$14,914,147	$30,980,113
Cost of sales	877,390	2,278,106	3,689,684	9,186,327
Gross profit	3,156,376	5,959,975	11,224,463	21,793,786

SUMMARY OF OPERATIONS - continued	Three-month period ended September 30,		Nine-month period ended September 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Selling and marketing expenses	1,750,898	3,502,298	6,301,496	12,376,749
General and administrative expenses	1,404,279	2,970,039	5,771,715	10,689,360
Total operating expenses	3,155,177	6,472,337	12,073,211	23,066,109
Net operating income (loss)	1,199	(512,362)	(848,748)	(1,272,323)
Total other expense	(255,703)	(119,258)	(609,976)	307,903
Income tax provision	--	--	--	--
Net loss	$(254,504)	$(631,620)	$(1,458,724)	$(964,420)
Net loss per share both (basic) and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.04)

Our source of revenue is from the sale of various foods, other natural products and kits, plus freight and handling charges to deliver products to our Members and customers. We recognize revenue upon shipment of a sales order. The Company recognized product revenues of $13,996,213 and shipping and other revenues of $917,934 for the nine-month period of 2017 compared to product revenues of $29,327,397 and shipping and other revenues of $1,652,716 for the comparable period in 2016.  The Company recognized product revenues of $3,785,496 and shipping and other revenues of $248,270 for the third quarter of 2017 compared to product revenues of $7,785,215 and shipping and other revenues of $452,866 for the comparable period in 2016.

The Company experienced a 51.9% decrease in revenues totaling $16,065,966 for the 2017 nine-month period compared to the 2016 nine-month period. The Company experienced a 51.0% decrease in revenues totaling $4,204,315 for the 2017 third quarter compared to the 2016 third quarter. The decrease in revenues relates to a decline in the number of Members placing monthly orders due to the consolidation of our international markets and a decrease in new enrolled Members.

Cost of sales consists primarily of the cost of procuring and packaging products, the cost of shipping product to our international subsidiaries, warehouses and to our Members, plus credit card processing fees.  Cost of sales was approximately 24.8% of revenues totaling $3,689,684 for the 2017 nine-month period compared to 29.7% of revenues totaling $9,186,327 for 2016 nine-month period. This percentage decrease is primarily attributable to a continued increase in Xpress envelope products compared with Farmers Market products.  Cost of sales was approximately 21.8% of revenues totaling $877,390 for the third quarter of 2017 compared to 27.7% of revenues totaling $2,278,106 for third quarter of 2016.  This percentage decrease is primarily attributable to a change in the sales mix between Xpress envelope products compared with the Farmers Market products.  Reduced sales of the Ketopia product, which has a higher product cost and is more expensive to deliver to our members contributed to the reduced cost of sales.

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

Sales and marketing expenses were 42.3% of revenues totaling $6,301,496 for the 2017 nine-month period compared to 40.0% of revenues totaling $12,376,749 for 2016 nine-month period.  Sales and marketing expenses were 43.4% of revenues totaling $1,750,898 for the 2017 third quarter compared to 42.5% of revenues totaling $3,502,298 for 2016 third quarter.  This percentage increase is due to Xpress model products being a larger percentage of product sales, which have a slightly higher commission rate than other products in our line.

General and administrative expenses (including depreciation and amortization) were $5,771,715 or 38.7% of revenue, for the 2017 nine-month period compared to $10,689,360, or 34.5% of revenue, for the 2016 nine-month period, representing a decrease of $4,917,645 from the comparable period.  General and administrative expenses (including depreciation and amortization) were $1,404,279 or 34.8% of revenue, for the 2017 third quarter compared to $2,970,039 or 36.1% of revenue, for the 2016 third quarter, representing a decrease of $1,565,760 from the comparable period.  These decreases are due to the implementation of cost cutting initiatives during 2017. The Company’s labor force has been reduced both domestically and internationally.  These restructuring efforts involved employee severance agreements, some of which were mandated by local employment tax laws.  Extra costs in legal fees were also incurred in the 2016 third quarter as the Company restructured a number of lease arrangements and a litigation settlement.

Total other expense was $609,976 for the 2017 nine-month period compared to other income of $307,903 for the 2016 nine-month period.  This decrease of $917,879 is primarily attributable to the legal settlement that was reported in the 2016 second quarter.  Total other expense was $255,703 for the 2017 third quarter compared to other expense of $119,258 for the 2016 third quarter, a decrease of $136,445.

The Company experienced net loss of $1,458,724 for the 2017 nine-month period compared to a net loss of $964,420 for the 2016 nine-month period. This represents an increase of $494,304 which is attributable to the Company’s decreasing revenues.  The Company also realized some one-time costs associated with reducing the overall labor force during the 2017 first quarter. The Company experienced net loss of $254,504 for the 2017 third quarter compared to a net loss of $631,620 for the 2016 third quarter. This represents a net loss decrease of $377,116 which is attributable to the Company’s continued efforts to reduce costs.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	September 30, 2017	December 31, 2016
	(Unaudited)
Cash and cash equivalents	$84,718	$187,136
Total current assets	1,599,451	2,294,260
Total assets	4,372,020	5,724,550
Total current liabilities	6,560,857	8,338,955
Total liabilities	12,747,224	13,374,162
Accumulated deficit	(44,205,193)	(42,746,469)
Total stockholders’ deficit	$(8,375,204)	$(7,649,612)

The Company’s total assets decreased to $4,372,020 as of September 30, 2017 compared to $5,724,550 as of December 31, 2016. The 23.6% decrease of $1,352,530 is due to decreases in inventory of $368,574, other receivables of $148,952 related to the collection of a litigation settlement, and property and equipment of $652,027 due to depreciation and amortization.

The Company’s total liabilities at September 30, 2017 were $12,747,224 compared to $13,374,162 at December 31, 2016, a decrease of $626,938.  This decrease is attributable to a $992,787 decrease in accrued expenses.

As reported in the accompanying consolidated financial statements the Company has a working capital deficit of $4,961,406 and accumulated deficit of $44,205,193 at September 30, 2017, negative cash flows from operations, and has experienced periodic cash flow difficulties.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

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

Commitments and Obligations

The Company has an agreement with a related party, Marine Life Sciences, LLC, that supplies 100% of the marine phytoplankton included in several of our products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.

As of September 30, 2017, the Company has $1,232,747 in debt that will be due in the next twelve months. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

Long-lived assets

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended September 30, 2017 and determined no adjustment to long-lived assets was needed.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer, who also acts as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of September 30, 2017.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Patrick A. Redford Patrick A. Redford Chief Executive Officer Principal Financial Officer	Date: November 14, 2017