Form 10-K
period 2017-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2018-04-18
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the 19,512,105 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.22) on the last business day of its most recently completed second fiscal quarter (June 30, 2017) was approximately $4,292,663.

As of April 17, 2018, the registrant had 25,692,286 outstanding shares of common stock, par value $0.001.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	47
Signatures		49

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

PART I

ITEM 1.  BUSINESS

Historical Development

ForeverGreen Worldwide Corporation, formerly Whole Living, Inc. (“ForeverGreen Worldwide”), was incorporated in the state of Nevada on March 18, 1999 as Whole Living, Inc.   Whole Living, Inc. changed the name of the corporation to “ForeverGreen Worldwide Corporation” on December 14, 2006 and acquired the ForeverGreen International, LLC as a wholly-owned subsidiary.

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, FVGR Bolivia S.R.L., Ecuador Forevergreen SA,  Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L. (Dominican Republic), Forevergreen Peru, SAC, ForeverGreen SP z.o.o , (Poland), and ForeverGreen Team B.V. (Europe).

Our Business

ForeverGreen Worldwide is a holding company that operates through its wholly owned subsidiary, ForeverGreen International, LLC (named alternately in this document as “the Company,” “ForeverGreen,” or “FGI”). We rely on a network marketing system for the distribution of our products through our independent business owners (referred to as Members by ForeverGreen) and customers.  ForeverGreen has historically been known for the development, manufacturing and marketing of a comprehensive line of meal replacement shakes, nutritional beverages, and marine phytoplankton products using exclusive and proprietary processes.  During 2016 ForeverGreen developed its global express envelope model which expanded our market in more than 200 countries and territories.

During 2017 the Company completed its planned consolidation and restructuring of the Company, including reducing overhead costs, streamlining the Company's product offerings, reducing shipping costs, reduction of personnel and consolidating domestic and foreign warehouse and office spaces.  These strategies were directed to reduce overhead and debt, streamline domestic and international operations, improve distribution channels and consolidate the Company's product offerings.  While gross profits have decreased and we have recorded a net loss for 2017, the Company is now seeing the positive impact on the Company's model and its profitability.

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

New Brand

Our goal has been to empower a health-conscious global community with emphasis on self-care that necessitates mindfulness. To achieve this objective, during the second half of 2017, we introduced a new brand called Imaginuiti™, which revolutionizes how people take care of their health by facilitating the convergence of the Company’s nutraceuticals, advanced technologies and most complete entrepreneurial opportunity.

Imaginuiti™ will involve the merger of TransArmor™ Nutrient Technology formulated products (Prodigy-5 and reformulated L-Arginine and FrequenSea Pro.) and wearable technology, called CareWear™, and a one-of-a-kind global envelope model with nutraceuticals (PowerStrips, SolarStrips, and the above mentioned products with Trans Armor™ Nutrient Technology) for world-wide distribution.  The Imaginuiti™ concept provides real health data, practical resources and residual income via a home-based business for complete and total life balance.

Products

ForeverGreen’s mission is to produce and deliver products that improve total health through a diet of whole foods and beverages and high-quality natural products as an alternative to fractionated, processed pills and supplements. We take pride in our commitment to offering all natural, clean, and/or organic products, including:

Prodigy-5 is an all-in-one nutritional shot which provides vitamins, minerals, antioxidants and energy, helping you to stay healthy, nourished, and energized. The Prodigy-5 formula contains specific nutrients based on 40 years of peer reviewed science. Prodigy-5 also works as a catalyst for other nutrients you consume in your foods and other supplements.  Prodigy-5 also works with the new, patent-pending, doctor-invented “TransArmor™ Nutrient Technology” (“TransArmor”) which prepares the body to better absorb and utilize the nutrients, especially those in Prodigy-5.  The TransArmor nutrient technology is a scientific breakthrough created by Doctor Ambati, MD and Doctor Saucedo, MD. This technology uses natural processes of the body by ensuring that specific anatomic regions (mouth and small intestine) are optimized at the moment that nutrients are found in these regions to allow the body to better absorb a specific array of nutrients.

PowerStrips are a listed Class 1 medical device in the United States as a topical product that offers temporary relief of minor aches and pains. The global express introductions of both SolarStrips and BeautyStrips to the global express model have been well received by our Members.

SolarStrips are an exclusive raw food nutrition supplement product featuring industry exclusive marine phytoplankton in a unique and convenient delivery system.

BeautyStrips consist of a face mask and a serum, both specially developed with proprietary ingredients to enhance the healthy, youthful appearance of skin. All global express products ship within our exclusive envelope model, bringing the power of the global economy to everyone’s doorstep.

FrequenSea, our flag-ship product, will be among the first products changed to the global express distribution model. The formerly bottled formula will be released in a powder form, expanding its customer range globally. FrequenSea Pro will be an upgraded and improved version from FrequenSea.

Ketopia product line was launched in 2015 to address weight management.  Many leading scientists, medical professionals, and nutrition experts agree the ketosis lifestyle is the pinnacle of health and well-being. Ketosis is a natural metabolic state where the body burns fat for energy rather than carbohydrates. The majority of people today have sugar-burning bodies instead of fat-burning bodies. Because of having more balanced blood sugar levels, those with fat-burning bodies typically experience better energy and fewer cravings with the use of Ketopia products.

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

ForeverGreen also markets supplements including Aim, Pulse-8 and Retrome'.

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

Members and their customers pay for products prior to shipment, incurring minimal accounts receivables. Members and customers have access to place orders online through the ForeverGreen website or by phone through a growing call center. Typically, Members and customers pay for their product orders by credit card. Less than 8% of our sales are paid for with check or bank deposit.

The global express model has allowed ForeverGreen to broaden its global business reach to markets which would otherwise be inaccessible. All three global express products ship within our exclusive envelope model, bringing the power of the global economy to everyone’s doorstep.  PowerStrips, SolarStrips and BeautyStrips have been well received by our Members due to the global express model.

Philosophy

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

Member Enrollment and Sponsorship

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

Member Contract

A potential Member must enter into a standard Member Agreement which governs the relationship between the Company and the Member in accord with our policies and procedures. In order to become a Member, a person may purchase a non-commissionable online digital Member Kit which includes all the business building websites, multi-

language web office and online library. No product purchases are required to become a Member, and large inventory product purchases are discouraged. However, in order to receive compensation as a Member, personal or customer monthly purchases and/or personal customer sales of a certain amount of volume are required.  Our Member Agreement and Policies and Procedures, which outline the scope of permissible marketing activities, and information on the ForeverGreen compensation plan are posted on our website. Our Member rules and guidelines are designed to provide Members with maximum flexibility and opportunity within the bounds of governmental regulations regarding product claims, network marketing and prudent business policies and procedures. Members are obligated to present our products and business opportunity ethically and professionally. Members contractually agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and a Member’s account may be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

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

Strategic Partnerships

We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During

2017 and 2016 we relied on two principal suppliers for our FrequenSea product. Marine Life Sciences, LLC a Nevada limited liability company (MLS) provided the marine phytoplankton and Primal Essence supplied the “AMP” technology used to process additional ingredients that accompany the marine phytoplankton in FrequenSea.

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

Government Regulation

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. To our knowledge, the Company’s method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale and direct selling activities in the United States, Mexico, Japan, Canada, Singapore, New Zealand, Australia, Germany, the Netherlands, the United Kingdom, and many other markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramids,” “money games,” “business opportunity” or “chain sales” schemes that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in our current markets often impose certain cancellation or  product return, inventory buy-backs and “cooling-off” rights for consumers and Members, require us or our Members to register with a governmental agency impose various regulatory requirements on us.

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

Regulation of Personal Care and Nutritional Food Products

Our products and related marketing and advertising are subject to governmental regulation by various domestic agencies and authorities, including the Food and Drug Administration, which regulates food, medical products and cosmetics. The advertising and marketing of our products are regulated by the Federal Trade Commission, which enforces consumer protection laws in regard to truth in advertising. The Consumer Product Safety Commission protects the public from unreasonable risk of injuries and death associated with consumer products, and the United States Department of Agriculture regulates food safety and quality. Similar types of agencies also exist in our foreign markets. To date, we have not experienced any governmental actions related to health or safety and food and drug regulations for our products.

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

Employees

As of the date of this filing ForeverGreen Worldwide has 39 full-time employees with some services, employee and management functions being performed by ForeverGreen International employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

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

We continue to record net losses and must rely on additional financing to implement our business strategies.

The Company has recorded a working capital deficit of $5,242,933 and accumulated deficit of $44,902,363 at December 31, 2017, and negative cash flows from operations and has experienced periodic cash flow difficulties. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Our inability to raise additional capital or to obtain additional financing, if needed, could inhibit our ability to implement our business strategies and meet our goals. This, in turn, could slow the financial momentum the Company is currently experiencing.

We rely solely on one supplier for our marine phytoplankton and one supplied for PowerStrips products and the loss of, or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

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

Historically, we have had no claims and relatively little financial exposure from product claims.  We have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. However, we have elected to purchase product liability insurance which minimizes the Company’s financial risk.  If any of our products are found to cause any injury or damage, we believe the liability insurance coverage should substantially minimize the financial impact to the company.  However, there is some risk the Company will be subject an amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our reserves.

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

ITEM 2.  PROPERTIES

On September 29, 2015 the Company signed a new ten year lease with WI Commercial West Lindon, LLC, for its offices and warehouse located in Lindon, Utah.  The current lease rate for that building is $26,827 per month and the Company is leasing 32,720 square feet.

During the year the Company leased office space in the countries of Mexico, Costa Rica, Bolivia, Colombia, Philippines, Japan, and Taiwan.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FVRG.”  The following table represents the range of the high and low trading prices of our common stock for each quarter of the 2016 and 2017 years as reported by the OTC Bulletin Board.

	2016		2017
Fiscal Quarter Ended	High	Low	High	Low
March 31	$ 0.59	$ 0.25	$ 0.40	$ 0.15
June 30	0.46	0.28	0.35	0.14
September 30	0.42	0.30	0.24	0.14
December 31	0.37	0.21	0.17	0.03

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

Holders

As of April 17, 2018, the Company had 146 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.  Our transfer agent, Standard Registrar and Transfer Company, Inc. is located in Salt Lake City, Utah.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), ForeverGreen Chile SpA, FVGR Bolivia S.R.L., Ecuador Forevergreen SA,  Forevergreen (Aust & NZ) Pty, Ltd, ForeverGreen Singapore Pte Ltd, ForeverGreen Taiwan, ForeverGreen Japan (KK), ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), ForeverGreen Marketing Corporation (Philippines), Forevergreen Puerto Rico LLC, Forevergreen Dominicana S.R.L. (Dominican Republic), Forevergreen Peru, SAC, ForeverGreen SP z.o.o , (Poland), and ForeverGreen Team B.V. (Europe).

During the coming year, ForeverGreen intends to empower a health-conscious global community with emphasis on self-care that necessitates mindfulness. To achieve this objective, the Company is strengthening its focus on its domestic and international Membership and consumer base by introducing a new brand called Imaginuiti™, which revolutionizes how people take care of their health by facilitating the convergence of the company’s nutraceuticals, advanced technologies and most complete entrepreneurial opportunity.

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

Our major challenge for the next twelve months will be to respond to current economic conditions and to properly manage our systems and logistics centers around the world to support the demand for our products and business.

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and Subsidiaries for the years ended December 31, 2017 and 2016.

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2017	% of Revenues	2016	% of Revenues
Revenues, net	$ 18,492,769		$ 40,279,290
Cost of sales	4,571,724	24.7%	11,492,807	28.5%
Gross profit	13,921,045	75.3%	28,786,483	71.5%
Selling and marketing expenses	7,739,550	41.9%	17,089,205	42.4%
General and administrative expenses	7,623,462	41.2%	15,770,360	39.2%
Total operating expenses	15,363,012	83.1%	32,859,565	81.6%
Net operating loss	(1,441,967)	-7.8%	(4,073,082)	-10.1%
Total other expenses	(713,927)	-3.9%	(1,834,058)	-4.6%
Net loss	$ (2,155,894)	-11.7%	$ (5,907,140)	-14.7%
Net loss per share (basic and diluted)	$ (0.8)		$ (0.23)

We recognized revenues of $18,492,769 for 2017 compared to revenues of $40,279,290 for 2016.  Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.

The Company experienced a 54.1% decrease in revenues in 2017 compared to 2016.  Some of the cost cutting initiatives implemented resulted in a loss of revenues, but the net effect of the changes was to put the Company in a position for improved profitability. Also, in 2017 active Members decreased to 31,821 compared to 72,470 active members in 2016.  The lower number of revenues and Members is due to Members leaving the Company.

Cost of sales consists primarily of the cost of procuring and packaging products, shipping product, and credit card sales processing fees.  Cost of sales was approximately 24.7% of revenues for 2017 compared to 28.5% of revenues for 2016.  The 2017 decrease is primarily due to increased focus on our envelope products, which have lower shipping and storage costs.

Management continues to negotiate better costs and terms with our key vendors to lower our cost of goods sold.  New products have been and will continue to be introduced to bolster Member recruiting and product sales.  As the TransArmor™ technology is implemented in additional products, the Company expects the global express product mix to become a larger part of its total revenues.  With this shift to more envelope products, the Company will be able to deliver those products more inexpensively than a corresponding Farmer’s Market product.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Selling and marketing expenses include sales commissions paid to our Members, special incentives, costs for incentive trips and other rewards incentives.  In 2017 selling and marketing expenses decreased to 41.9 % of revenues compared to 42.4% in 2016.  Selling and marketing expenses are commuted from the commission structure for the product sold and the commission tier the member receiving the commission is in.

General and administrative expense (inclusive of depreciation and amortization) increased as a percentage of revenues to 41.2% from 39.2% in 2016.  The primary increase is due to an increase in professional fees in 2017 compared to 2016.

Total other expenses decreased in 2017 compared to 2016 by $1,120,131.  The primary overall decrease was from not having any loss from settlements of debt and disposals of assets in 2017. Interest expense increased in 2017 as a result in an increase in notes payable accruing interest during 2017.

Liquidity and Capital Resources

	Year ended December 31
SUMMARY OF BALANCE SHEET	2017	2016
Cash and cash equivalents	$ 108,112	$ 187,136
Total current assets	1,226,647	2,294,260
Total assets	3,906,285	5,724,550
Total current liabilities	6,469,580	8,338,955
Long-term debt	5,792,768	5,035,207
Total liabilities	12,262,348	13,374,162
Accumulated deficit	(44,902,363)	(42,746,469)
Total stockholders’ deficit	$ (8,356,063)	$ (7,649,612)

Our total assets decreased to $3,906,285 at December 31, 2017 from $5,724,550 at December 31, 2016. The decrease is primarily due to a $762,019 decrease in inventory to keep inventory supply in line with the lower revenues, a net decrease of $744,958 in property plant and equipment, a $79,024 decrease in cash and cash equivalents, a $27,028 decrease in prepaid expenses and other assets, and a $104,412 decrease in receivables.  All of these decreases are due to the reduced revenues in 2017.

Our total liabilities at December 31, 2017 were $12,262,348 compared to $13,374,162 at December 31, 2016.  The decrease consists of a decrease in accrued expenses of $1,294,115 primarily due to lower accrued commissions (based on revenues) and a decrease in accounts payable of $662,850 due to lower level of activity during the year. Net convertible notes payable from related parties increased by $935,553, net convertible notes payable from non-related parties increased by $457,681, and notes payable decreased by $480,753, the changes in all notes payable is from new note additions, note restructurings, and principal and interest payments made during 2017.

At December 31, 2017, the Company had cash and cash equivalents of $108,112, a working capital deficit of 5,242,933, an accumulated deficit of $44,902,363, negative cash flows from operations, and has experienced cash flow difficulties.  The decrease from the 2016 working capital deficit of $801,762 was due to the reductions of accounts payable and accrued expenses.  During 2017 the Company financed its operations with net cash flows from operations, the issuance of promissory notes.  These factors combined raise substantial doubt about the

Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

The Company continues to monitor its cost structure and implements cost saving measures deemed to be effective.  The Company has initiated some new marketing initiatives to stimulate growth in its monthly revenues, which combined with some new financing is allowing the Company to continue to invest in its expansion plan.  This plan has involved hosting a number of industry leaders who are performing their due diligence on our Company.  Additionally, we expect we will take advantage of some international expansion opportunities.  These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis.  New products have been and will continue to be introduced to bolster Member recruiting and sales.  Management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

Management anticipates that future additional capital needed for cash shortfalls will be provided by either debt or equity financing.  We may pay these loans with cash, if available, or convert these loans into common stock.  Any common stock issuance likely will rely upon exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

	Year ended December 31
SUMMARY OF CASH FLOWS	2017	2016
Net cash used in operating activities	$ (1,226,000)	$ (724,641)
Net cash used in investing activities	(175,651)	(1,050,741)
Net cash provided by financing activities	607,787	1,289,736
Effect of foreign currency on cash	714,840	177,478
Net change in cash	$ (79,024)	$ (308,168)

The net cash used in operating activities increased by $501,359 in 2017 compared to 2016.  This is attributable to significant reductions in revenues and management’s cost reduction initiatives not keeping pace with the decline. The initiatives included reductions in labor force, negotiating out of building leases, and paying one-time costs associated with the termination of certain contracts.

Net cash used in investing activities decreased by $875,090 in 2017 compared to 2016.  This decrease is due to less fixed asset purchases in 2017.

Net cash provided by financing activities decreased by $681,949 in 2017 compared to 2016.  This decrease is due to less cash received from note issuances and no cash received from equity issuances in 2017.

Commitments and Obligations

The Company has an agreement with one vendor, Marine Life Sciences, LLC, that supplies 100% of the marine phytoplankton included in several top selling products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease significantly. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient, and has no intention of obtaining it from any other provider.  Marine Life Sciences, LLC is 50% owned by a board member.

As of December 31, 2017, the Company has $2,128,003 in debt that will be due in the next twelve months.  Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2017 and determined no adjustment to long-lived assets was needed.

The Company adjusts its inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We had obsolete and slow moving inventories which was reserved against in the amount of $433,225 at December 31, 2016.  The $433,225 was written off and the Company set a $40,000 reserve during 2017. Inventory is presented at their lower of cost or market in our consolidated balance sheets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ForeverGreen Worldwide Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corporation (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Salt Lake City, UT

April 17, 2018

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,112	$187,136
Restricted cash	56,976	152,106
Accounts receivable	215,445	170,704
Other receivables	--	149,153
Prepaid expenses and other assets	127,339	154,367
Inventory, net	718,775	1,480,794
Total Current Assets	1,226,647	2,294,260

PROPERTY AND EQUIPMENT, net	2,679,638	3,424,596

OTHER ASSETS
Intangible assets, net	--	5,694
TOTAL ASSETS	$3,906,285	$5,724,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,179,096	$2,841,946
Accrued expenses	2,429,495	3,723,610
Deferred revenue	14,409	81,739
Current portion of notes Payable	101,247	--
Current portion of convertible notes payable, related parties, net	963,577	245,000
Current portion of convertible notes payable	781,756	1,446,660
Total Current Liabilities	6,469,580	8,338,955

LONG-TERM DEBT
Notes payable, net of current portion	658,000	1,240,000
Convertible notes payable, related parties, net of current portion	1,718,000	1,501,024
Convertible notes payable, net of current portion	3,416,768	2,294,183
TOTAL LIABILITIES	12,262,348	13,374,162

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2017 and 2016, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 26,692,286 issued and 25,692,286 were outstanding at December 31, 2017 and 2016, respectively	26,692	26,692
Additional paid-in capital	37,118,264	36,383,661
Treasury stock	(1,000,000)	(1,000,000)
Accumulated other comprehensive (loss) income	401,344	(313,496)
Accumulated deficit	(44,902,363)	(42,746,469)
Total Stockholders' Deficit	(8,356,063)	(7,649,612)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,906,285	$5,724,550
The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	December 31, 2017	December 31, 2016

TOTAL REVENUES, net	$18,492,769	$40,279,290
COST OF SALES, net	4,571,724	11,492,807

GROSS PROFIT	13,921,045	28,786,483

OPERATING EXPENSES
Sales and marketing	7,739,550	17,089,205
General and administrative	6,680,890	14,684,718
Depreciation and amortization	942,572	1,085,642
Total Operating Expenses	15,363,012	32,859,565

NET OPERATING LOSS	(1,441,967)	(4,073,082)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	--	354,308
Loss on extinguishment of debt	--	(422,061)
Loss on disposal of assets	--	(663,789)
Other income (expense)	137,493	(470,065)
Interest expense	(851,420)	(632,451)
Total Other Expense	(713,927)	(1,834,058)

Income Taxes	--	--

NET LOSS	$(2,155,894)	$(5,907,140)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.23)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	25,692,286	25,692,558

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended December 31, 2017 and 2016 is as follows:
Net Loss	$(2,155,894)	(5,907,140)

Other Comprehensive Income (Loss) – foreign currency translation	714,840	177,478

Comprehensive Loss	$(1,441,054)	(5,729,662)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the years ended December 31, 2017 and 2016
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Stockholders’ Equity Deficit
	Shares	Amount	Shares	Amount	Amount
Balance, December 31, 2015	--	$ --	25,342,286	$ 25,342	$ --	$ 35,897,711	$ (36,839,329)	$ (490,974)	$ (1,407,250)
Common stock issued for cash			1,000,000	1,000		299,000			300,000
Common stock issued for interest expense			350,000	350		131,950			132,300
Purchase of Treasury Stock			(1,000,000)		(1,000,000)				(1,000,000)
Beneficial Conversion Feature						55,000			55,000
Net loss for the period							(5,907,140)		(5,907,140)
Foreign currency translation								177,478	177,478
Balance, December 31, 2016	--	$ --	25,692,286	$ 26,692	$ (1,000,000)	$ 36,383,661	$ (42,746,469)	$ (313,496)	$ (7,649,612)
Beneficial conversion feature						734,603			734,603
Net loss for the period							(2,155,894)		(2,155,894)
Foreign currency translation								714,840	714,840
Balance, December 31, 2017	--	$ --	25,692,286	$ 26,692	$ (1,000,000)	$ 37,118,264	$ (44,902,363)	$ 401,344	$ (8,356,063)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,155,894)	$(5,907,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	942,572	1,053,714
Amortization of debt discount	260,213	57,939
Expenses paid on behalf of Company	345,000	--
Loss on extinguishment of debt	--	422,061
Bad debt expense	--	158,652
Shares issued for interest expense	--	132,300
Loss on disposal of assets	--	663,789

Changes in operating assets and liabilities:
Restricted cash	95,130	(89,724)
Accounts receivable	(44,741)	518,015
Member advances	--	6,869
Prepaid expenses and other assets	27,028	553,312
Other receivables	149,153	(105,856)
Inventory	762,019	546,848
Accounts payable	(679,119)	(332,073)
Deferred revenue	(67,330)	(5,657)
Accrued expenses	(860,031)	1,602,310
Net Cash Used in Operating Activities	(1,226,000)	(724,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(175,651)	(1,050,741)
Net Cash Used in Investing Activities	(175,651)	(1,050,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(515,753)	(291,158)
Repayments on convertible notes payable	(116,460)	(219,106)
Proceeds from common stock issuance	--	300,000
Proceeds from convertible notes payable	550,000	900,000
Proceeds from convertible notes payable, related parties	655,000	--
Proceeds from notes payable	35,000	600,000
Net Cash Provided by Financing Activities	607,787	1,289,736
Effect of Foreign Currency on Cash	714,840	177,478

NET CHANGE IN CASH	(79,024)	(308,168)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	187,136	495,304

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,112	$187,136

	December 31, 2017	December 31, 2016
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$112,908	$177,220
Cash paid for income taxes	--	--

    NON-CASH INVESTING AND FINANCING ACTIVITIES

Convertible note payable issued for treasury shares	$--	$1,000,000
Beneficial conversion feature	734,603	55,000
Extinguishment of convertible notes payable	1,908,826	--
Extinguishment of convertible notes payable, related parties	1,718,000	--
Discount on notes payable	--	25,000
Notes payable issued for leasehold improvements	--	506,158
Convertible notes issued for accrued commissions	--	636,475

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The Company was incorporated on March 18, 1999 in the state of Nevada. On November 30, 1999, Whole Living, Inc. acquired the assets, leases, product line and name of Brain Garden, L.L.C., a Utah limited liability company engaged in the marketing and distribution of various natural food products, oils and bath salts. The Company maintained its headquarters in Lindon, Utah.

On October 15, 2006 the Company announced they would change the combined company name to ForeverGreen Worldwide Corporation. The combined company sells products in the United States, Canada, Australia, New Zealand, Singapore, Japan, United Kingdom, the Netherlands, and Germany and currently has plans to expand into other areas of the world.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  –  continued

d. Accounts Receivable, Member Advances, and Other Receivables

The majority of accounts receivable are now sales deposits processed by third parties from the prior one to three business days that have not posted to the Company’s bank account.  The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. An allowance of $0 and $0 had been recorded at December 31, 2017 and 2016, respectively.

e. Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  As of December 31, 2017, there were 37,518,891 common stock equivalents from convertible notes that were excluded from the diluted loss per share calculation as their effect is anti-dilutive.

f. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

The Company is using a credit card processor that currently requires a reserve amount of $56,976 which the Company presents this as restricted cash.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2017 and 2016 is $936,878 and $945,717, respectively.

h. Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  The Company determined no impairment adjustment was needed based on the analysis for the years ended December 31, 2017 and 2016.

i. Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On December 31, 2017 and 2016 there was a reserve for obsolete inventory in the amount of $40,000 and $433,225, respectively.

j. Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2017 and 2016.

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

m.   Deferred Revenue

The Company recognizes revenues upon the shipment of product. As of December 31, 2017, the Company had received payment of $14,409 for sales which were not shipped as of the period end compared to $81,739 for December 31, 2016.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – continued

n.  Foreign Currency Translation

The Company’s functional currency is recorded in various currencies, corresponding to the various foreign subsidiaries and its reporting currency is the United States dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used.  Gains and losses arising on translation of foreign currency balances are included in other comprehensive loss.

o.  Advertising

Advertising cost are expensed as incurred and are presented as part of the general and administrative expense.  Advertising expense totaled $80,813 in 2017 compared to $102,390 in 2016.

p.   Shipping and Handling

The Company’s shipping and handling costs are included in the cost of sales for all periods presented. Shipping and handling revenues are included in total revenues, net for all periods presented.

q. Sales and Marketing

Selling and marketing expenses include sales commissions paid to our members, special incentives, costs for incentive trips and other rewards incentives.

r. Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

s. Accounting Pronouncements

The Company has reviewed the FASB ASU 2014-09 “Topic 606 Revenue Recognition from Contracts with Customers,” originally issued on May 28, 2014, which the FASB has issued a few clarifying ASU’s regarding this update. The standard was effective for public companies with annual periods beginning after December 15, 2017.  We have begun evaluating the impact this standard will have on our revenue recognition and we do not believe it will have a material impact on our business. The new standard requires companies to identify contracts with customers, performance obligations within those contracts, and the transaction price.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 2 – RESTRICTED CASH

In 2016 the Company implemented a new credit card processor option to better serve our members world-wide. Due to the Company not having prior experience with this processor, an initial 10% reserve of all processed transactions was implemented.  This is a six-month revolving reserve until the contract is modified. At December 31, 2017, the total amount of this reserve was $56,976.

NOTE 3 – INVENTORIES

Inventories for December 31, 2017 and 2016 were classified as follows:

	2017	2016
Raw Materials	$ 433,463	$ 1,290,902
Finished Goods	325,312	623,117
Total Inventory	758,775	1,914,019
Less Reserve	(40,000)	(433,225)
Total Inventory (net of reserve)	$ 718,775	$ 1,480,794

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated lives of the property and equipment. Depreciation expense was $936,878 and $945,717 for the years ended December 31, 2017 and 2016, respectively.

Property and equipment consists of the following at December 31, 2017 and 2016:

	2017	2016
Leasehold improvements	$ 600,691	$ 600,691
Office furniture & fixtures	271,984	292,492
Equipment	619,567	619,567
Vehicles	72,154	72,154
Computer equipment	973,944	973,944
Computer software	4,446,765	4,250,606
Total Fixed Assets	6,985,105	6,809,454
Accumulated depreciation	(4,305,467)	(3,384,858)
Property and equipment, net	$ 2,679,638	$ 3,424,596

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2017 and 2016.

	2017	2016
Customer Base	$ 855,900	$ 855,900
Trademarks	86,191	86,191
Less accumulated amortization	(942,091)	(936,397)
Net intangible assets	$ --	$ 5,694

Trademark, patent and customer based amortization expense for the years ended December 31, 2017 and 2016 were $5,694 and $107,997, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2017 and 2016:

	2017		2016
Accrued employee benefits	$103,206		$62,869
Accrued taxes	1,082,008		1,124,064
Accrued member commissions	573,840		1,515,123
Accrued Interest	535,071		496,069
Accrued royalty	--		323,593
Other accrued liabilities	135,370		201,892
Total	$2,429,495	$	$ 3,723,610

NOTE 7 – DEBT

Convertible notes payable and notes payable as of December 31, 2017 and December 31, 2016

TYPE	CONVERSION RATE PER SHARE	ORIGINATION DATE	INTEREST RATE	DUE DATE	BALANCE AS OF 12/31/2017	BALANCE AS OF 12/31/2016
Convertible, Related party	0.15	10/07/2010	14%	12/31/2017	$45,000	$45,000
Convertible, Related party	0.20	01/19/2011	14%	12/31/2017	$200,000	$200,000
Convertible, Related party	0.68	12/01/2015	10%	12/31/2018	--	$1,501,024
Convertible, Related party	0.20	04/05/2017	10%	12/31/2018	$500,000	--
Convertible, Related party	0.20	05/02/2017	10%	12/31/2018	$500,000	--
Convertible, Related party	0.20	08/10/2017	10%	12/31/2019	$1,718,000	--
Convertible, Non-related	0.20	03/09/2010	14%	12/31/2017	$231,756	$231,756
Convertible, Non-related	0.20	01/19/2011	14%	12/31/2015	--	$100,000
Convertible, Non-related	0.70	02/25/2015	14%	12/31/2015	--	$891,718
Convertible, Non-related	1.00	07/06/2015	12%	08/31/2015	$200,000	$200,000
Convertible, Non-related	0.35	05/27/2016	10%	12/31/2018	--	$700,000
Convertible, Non-related	0.16	08/04/2017	10%	12/31/2019	$1,858,826	--
Convertible, Non-related	0.20	08/11/2017	10%	12/31/2019	$50,000	--
Convertible, Non-related	0.20	08/11/2017	10%	12/31/2019	$200,000	--
Convertible, Non-related	0.15	09/19/2017	10%	12/31/2017	$150,000	--
Convertible, Non-related	0.10	12/20/2017	10%	06/30/2018	$200,000	--
Convertible, Non-related	0.40	11/04/2016	6%	03/30/2017	--	$23,186
Convertible, Non-related	0.40	11/04/2016	6%	05/30/2019	$176,495	$269,769
Convertible, Non-related	0.40	11/04/2016	6%	11/30/2019	$324,414	$324,414
Convertible, Non-related	0.63	11/21/2016	6%	05/30/2023	$1,000,000	$1,000,000
Non-related	NA	03/01/2016	4.66%	03/01/2018	$66,247	$322,000
Non-related	NA	10/21/2016	0%	09/25/2020	$658,000	$918,000
Non-related	NA	11/15/2017	0%	03/09/2018	$35,000	--
Debt discount					(474,390)	--
Total					$7,639,348	$6,726,867
Less current portion					(1,846,580)	(1,691,660)
Total long term					$5,792,768	5,035,207

Convertible Notes Related Parties

On April 5, 2017, the Company issued a convertible promissory notes for $500,000 to a related party. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $332,250 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of December 31, 2017, interest expense of $140,876 was recorded as part of the amortization of the beneficial conversion feature of this note.

On May 2, 2017, the Company issued a convertible promissory note for $500,000 to a related party. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $150,000 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of December 31, 2017, interest expense of $59,951 was recorded as part of the amortization of the beneficial conversion feature of this note.

On August 10, 2017, the Company extinguished an outstanding related party convertible note with a principal balance of $1,501,024 and accrued interest of $216,976, and consolidated these amounts into a new convertible note totaling $1,718,000 with the same note holder. The new note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

Convertible Notes Unrelated Parties

On August 4, 2017, the Company extinguished two outstanding convertible notes with a principal balance totaling $1,591,718 ($891,718 and $700,000) and accrued interest totaling $167,108 ($85,560 and $81,548), and consolidated these amounts into a new convertible note totaling $1,858,826 (an additional $100,000 loaned) with the same note holder. The new note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.16 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $232,353 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of December 31, 2017, interest expense of $39,386 was recorded as part of the amortization of the beneficial conversion feature of this note.

On August 11, 2017, the Company extinguished an outstanding convertible note with a principal balance of $100,000 and accrued interest of $50,000, and consolidated these amounts into a new convertible note totaling $200,000 (an additional $50,000 loaned) with the same note holder. The new note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

On August 11, 2017, the Company issued a convertible promissory note for $50,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

On September 19, 2017, the Company issued a convertible promissory note with a line of credit up to $200,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2017.  As of December 31, 2017 the Company received $150,000 on this line of credit.  The note has a conversion feature for common shares at $0.15 per share. Due to the fact that the trading price of FG stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $20,000 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of December 31, 2017, interest expense of $20,000 was recorded as the full amortization of the beneficial conversion feature of this note. Going forward this note is in default with a default interest rate of 16%.

On December 20, 2017, the Company issued a convertible promissory note for $200,000. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before June 30, 2018.  The note has a conversion feature for common shares at $0.10 per share.

Notes Payable

On November 15, 2017, the Company issued a verbal promissory note for $35,000. The note will pay $3,500 in interest at maturity. The principal amount of the note and all accrued interest was paid in full in March 2018. As of December 31, 2017, the note had a balance of $35,000 and accrued interest of $1,500.

NOTE 8 – COMMON STOCK

2017 Issuances

There were no stock issuances in 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has note payable agreements with related parties.  See Note 7 for obligations under the agreements.

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

Net deferred tax assets consist of the following components as of:

	December 31,
	2017	2016
Net operating loss carry forwards	$8,617,327	$8,335,504
Accrued commissions	316,805	316,176
Inventory differences	40,000	288,236
Employee accruals	272,763	25,214
Depreciation and amortization	(942,573)	(701,012)
U.S. federal credits	80,148	178,673
Allowance for doubtful accounts	499,985	194,944
Other	--	29,589
Valuation allowance	(8,884,455)	(8,667,324)
Net deferred taxes	$--	$--

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2017. Factors considered in this assessment include recent and expected future earnings and the Company’s liquidity and equity positions. As of December 31, 2017, and 2016, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

As of December 31, 2017, the Company has U.S. federal and state net operating loss carry forwards of $21,247,330 and $21,365,507, respectively. These carry forwards are available to offset future taxable income, if any, and begin to expire in 2020. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized and may be significantly limited based on ownership changes within the meaning of section 382 of the Internal Revenue Code.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases facilities and warehouses under operating leases with terms ranging from 12 months to 120 months. The total rent expense recorded in 2017 was $415,264. The future annual non-cancelable operating lease payments on these leases are as follows:

Total Lease Commitments:
2018	$327,421
2019	330,865
2020	339,373
2021	348,106
2022	356,831
Thereafter	1,095,455
Total	$2,798,051

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 12 – CONCENTRATION OF RISK

The Company purchases its signature product ingredient of Marine Phyto Plankton from an independent supplier during the years ended December 31, 2017 and 2016.  This material is significant in several of our top selling products.   If our vendor were to discontinue supplying those materials, it could decrease sales significantly.  The Company recognizes there are other providers, but consider this supplier to have the very best quality.  This main vendor, Marine Life Science, is 50% owned by a director.

NOTE 13 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements, the Company has a working capital deficit of 5,242,933 and accumulated deficit of $44,902,363 at December 31, 2017, negative cash flows from operations, and has experienced cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 14 – SUBSEQUENT EVENTS

On April 13, 2018 the Company issued a convertible promissory note for $75,000 to a non-related party.  The note has an annual interest rate of 10% and is secured by the Company’s inventory.  The principle amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.08 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent registered public accounting firm on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer, who also acts as our Principal Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of December 31, 2017.

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

For the year ended December 31, 2017, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was not effective as of December 31, 2017. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

Our Principal Financial Officer has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017.

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

Name	Age	Position Held	Term of Director

Rick Redford	58	Chief Executive Officer Principal Financial Officer	From April 2017 to present
Ronald K. Williams	56	Chairman of the Board	From January 2006 until our next annual meeting
George H. Brimhall II	76	Director	From April 2008 until our next annual meeting
John S. Clayton	53	Director Secretary	From April 2008 until our next annual meeting

Rick Redford -  Mr. Redford was appointed as Chief Executive Officer on April 26, 2017.   He had served as the Company’s Chief Operating Officer and Chief Sales Officer since August 2016.  Mr. Redford’s prior experience includes serving as President and Chief Sales/Marketing Officer for All Resort Group, LLC, a leading company in the transportation industry in Utah, from December 2014 to 2016.  From 2005 to 2009 he was employed by ForeverGreen International, LLC as Vice President of Global Sales.  For over twenty years he has had Senior Management experience and has been employed in executive management positions, focusing on sales strategies, intercompany efficiencies and management.

Ronald K. Williams – Mr. Williams resigned as President of the Company on April, 26, 2017, but continued as Chairman of the Board.  He formerly served as President and CEO from January 2006 to April 2017 and served as Secretary and Treasurer from March 2013 to February 2014.  Mr. Williams was an original founder of Whole Living in 1998.  He previously served as Director, President and CEO of Whole Living from November 1998 to October 2002.   He formed and he launched ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a member for NuSkin International and learned the trade and business with them.  He then went on to Neways International and became its Vice-President of Sales and Marketing.  Then he served as a Senior Executive at Young Living Essential Oils.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2017, we believe all reports were filed timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the recent two years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation (1)	Total
Patrick Redford CEO	2017	$ 160,189	$ 31,200	$ 191,389
	2016	--	--	--
Ronald K Williams Former CEO	2017	37,793	160,975	198,768
	2016	210,105	305,317	515,422
Jack B Eldridge Former CFO	2017	102,209	--	102,209
	2016	$ 165,307	$ 21,265	$ 186,572

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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2017.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2017.

Beneficial Owners

The following tables set forth the beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 25,692,286 shares of common stock outstanding as of April 17, 2018.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Patrick Redford	20,000	Less than 1%
Ronald K. Williams	1,883,128	7.0
George H. Brimhall II	3,859,404 (1)	13.9
John S. Clayton	1,574,648 (2)	6.4
All executive officers and directors as a group	7,539,944	26.9
(1) Represents 1,796,439 shares held by Mr. Brimhall and his spouse and 1,905,965 shares held by GBB Trust.
2) Represents 407,022 shares held by Mr. Clayton and 1,297,626 shares held by his company, First Equity Holdings Corp.

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

On April 5, 2017, the Company issued a convertible promissory note for $500,000 to John Clayton, our Director and Secretary. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share.

On May 2, 2017, the Company issued a convertible promissory note for $500,000 to George H. Brimhall II, our Director. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.20 per share.

On August 10, 2017, the Company extinguished an outstanding convertible note held by John S. Clayton.  The note had a principal balance of $1,501,024 and accrued interest of $216,976.  We consolidated those amounts into a new convertible note totaling $1,718,000 with Mr. Clayton.  The new note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2019.  The note has a conversion feature for common shares at $0.20 per share.

As of December 31, 2017, the Company owes John S Clayton a total of $2,218,000 in principle and $104,104 in accrued interest.

As of December 31, 2017 the Company owed a total of $745,000 in principal plus $149,504 of accrued interest to George Brimhall.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Sadler, Gibb & Associates, LLC in connection with the audit of our financial statements and other professional services rendered by the accounting firm.

	2016	2017
Audit fees	$ 97,500	$ 97,500
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages XX through XX.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Patrick A. Redford Patrick A. Redford Chief Executive Officer	Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick A. Redford Patrick A. Redford Chief Executive Officer Principal Financial Officer	Date: April 17, 2018
By: /s/ Ronald K. Williams Ronald K. Williams Chairman of the Board	Date: April 17, 2018
By: /s/ John S. Clayton John S. Clayton Director and Secretary	Date: April 17, 2018