Form 10-Q
period 2018-03-31
FOREVERGREEN WORLDWIDE CORP
filed 2018-05-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 15, 2018 was 25,692,286.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 5.	Other Information	15
Item 6.	Exhibits	15
Signatures		16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated statements of operations for the three-month period ended March 31, 2018 and 2017 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$192,000	$108,112
Restricted cash	56,673	56,976
Accounts receivable	149,639	215,445
Prepaid expenses and other assets	193,309	127,339
Inventory, net	545,272	718,775
Total Current Assets	1,136,893	1,226,647

PROPERTY AND EQUIPMENT, net	2,487,085	2,679,638

TOTAL ASSETS	$3,623,978	$3,906,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,960,612	$2,179,096
Accrued expenses	2,808,088	2,429,495
Deferred revenue	60,317	14,409
Current portion of notes payable	22,231	101,247
Current portion of convertible notes payable, related parties, net	1,032,872	963,577
Current portion of convertible notes payable	781,756	781,756
Total Current Liabilities	6,665,876	6,469,580

LONG-TERM DEBT
Notes payable, net of current portion	593,000	658,000
Convertible notes payable, related parties, net of current portion	1,718,000	1,718,000
Convertible notes payable, net of current portion	3,420,716	3,416,768
TOTAL LIABILITIES	12,397,592	12,262,348

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	--	--

Common stock, par value $0.001 per share; authorized 100,000,000 shares; 26,692,286 shares issued and 25,692,286 shares outstanding at March 31, 2018 and December 31, 2017, respectively	26,692	26,692
Additional paid-in capital	37,118,264	37,118,264
Treasury stock	(1,000,000)	(1,000,000)
Accumulated other comprehensive income	274,961	401,344
Accumulated deficit	(45,193,531)	(44,902,363)
Total Stockholders' Deficit	(8,773,614)	(8,356,063)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,623,978	$3,906,285
The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	March 31, 2018	March 31, 2017

TOTAL REVENUES, net	$3,214,312	$6,104,911
COST OF SALES, net	799,968	1,538,101

GROSS PROFIT	2,414,344	4,566,810

OPERATING EXPENSES
Sales and marketing	1,282,229	2,557,168
General and administrative	970,293	2,123,247
Depreciation and amortization	234,229	227,857
Total Operating Expenses	2,486,751	4,908,272

OPERATING LOSS	(72,407)	(341,462)

OTHER INCOME (EXPENSES)
Other income (expenses)	29,805	(19,093)
Interest expense	(248,566)	(147,251)
Total Other Expenses	(218,761)	(166,344)

Income Taxes	--	--

NET LOSS	$(291,168)	$(507,806)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	25,692,286	25,692,286

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the three-month periods ended March 31, 2018 and 2017 is as follows:
Net Loss	$(291,168)	(507,806)

Other Comprehensive Income (Loss) – foreign currency translation	(126,383)	228,762

Comprehensive Loss	$(417,551)	(279,044)
The accompanying notes are an integral part of these condensed consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(291,168)	$(507,806)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	235,837	226,970
Amortization of debt discount	93,085	--

Changes in operating assets and liabilities:
Restricted cash	303	(92,191)
Accounts receivable	65,806	73,417
Prepaid expenses and other assets	(65,970)	185,600
Inventory	173,503	289,954
Accounts payable	(218,484)	197,229
Deferred revenue	45,908	191
Accrued expenses	378,593	(510,327)
Net Cash Provided (Used) by Operating Activities	417,413	(136,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,284)	(23,939)
Net Cash Used in Investing Activities	(43,284)	(23,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(144,016)	(127,786)
Repayments on convertible notes payable	(19,842)	(28,710)
Net Cash Used in Financing Activities	(163,858)	(156,496)

Effect of Foreign Currency on Cash	(126,383)	228,762

NET CHANGE IN CASH	83,888	(88,636)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,112	187,136

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,000	$98,500
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,084	$93,173
Cash paid for income taxes	--	--

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three-month period ended March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at March 31, 2018 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Recognition of Revenue

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

The Company’s sources of revenue are from the sale of various food and other natural product sales and royalties earned. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances. The Company extends this return policy to its members for a 30-day period and the consumer has the same return policy in effect against the member. Returns are less than 2.0% of sales for both years presented. Revenues are reported net of returns. All conditions of ASC 606 are met and the revenue is recorded upon sale, with an estimated allowance for returns where material.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2018, there were 38,304,815 common stock equivalents from convertible notes that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Notes Payable

Notes payable consisted of the following as of March 31, 2018 and December 31, 2017:

Balance December 31, 2017	$ 759,247
Cash additions	--
Expense additions	--
Cash payments	(144,016)
Balance March 31, 2018	$ 615,231
Less current portion March 31, 2018	(22,231)
Total long-term March 31, 2018	593,000

Convertible Notes Payable

Convertible notes payable due to non-related parties consisted of the following as of March 31, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 4,198,524
Cash additions	--
Expense additions	--
Cash payments	(19,842)
Conversions	--
Amortization of debt discounts	23,790
Balance March 31, 2018, net	$ 4,202,472
Less current portion March 31, 2018	(781,756)
Total long-term March 31, 2018	3,420,716

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of March 31, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 2,681,577
Cash additions	--
Expense additions	--
Cash payments	--
Conversions	--
Amortization of debt discounts	69,295
Balance March 31, 2018, net	$ 2,750,872
Less current portion March 31, 2018	(1,032,872)
Total long-term March 31, 2018	1,718,000

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases facilities and warehouses under operating leases with terms ranging from 12 months to 120 months. The total rent expense recorded during the 3-months ended March 31, 2018 was $68,236. The future annual non-cancelable operating lease payments on these leases are as follows:

Total Lease Commitments:
2018 - remaining	$259,185
2019	330,865
2020	339,373
2021	348,106
2022	356,831
Thereafter	1,095,455
Total	$2,729,815

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 5 – INVENTORY

	March 31, 2018	December 31, 2017
Raw Materials	$289,347	$433,463
Finished Goods	295,925	325,312
Total Inventory	585,272	758,775
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$545,272	$718,775

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements, the Company has a working capital deficit of $5,528,983 and accumulated deficit of $44,193,531 at March 31, 2018, negative cash flows from operations, and has experienced cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 7 – SUBSEQUENT EVENTS

On April 13, 2018 the Company issued a promissory note for $75,000 to a non-related party with a 10% interest rate and a repayment date of December 31, 2018. The note holder has the option to convert the note into common stock at a conversion rate of $0.08 per share.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC, Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V., FVGR Colombia S.A.S., 3-101-607360 S.A. (a Costa Rican corporation), FVGR Bolivia S.R.L., ForeverGreen Peru SAC, ForeverGreen (HK) Limited (Hong Kong), Forevergreen Peru, SAC and ForeverGreen Team B.V. (Europe).

During 2017, and into the first quarter of 2018, the Company completed its planned consolidation and restructuring of the Company, including reducing overhead costs, streamlining the Company's product offerings, reducing shipping costs, reduction of personnel and consolidating domestic and foreign warehouse and office spaces.  These strategies were directed to reduce overhead and debt, streamline domestic and international operations, improve distribution channels and consolidate the Company's product offerings.  While gross profits increased and we recorded a net loss for 2017, as well as in the 2018 first quarter, the Company is now seeing the positive impact on the Company's model and its profitability.

Four key differentiators separate ForeverGreen from our competitors in the direct sales and traditional consumer spaces.   One is our proprietary marine phytoplankton nutritional component which is sourced through exclusive strategic partnerships in both farming and processing. The second is our patent-pending Aqueous Molecular Partitioning (AMP™) technology which renders ingredients water-soluble without the use of chemicals or heat which may compromise the nutritional value or health benefits of many processed foods.  Third is our industry exclusive license agreement to the patented ingredients in KetonX™, the flagship product of the Ketopia weight management product line. Fourth is our unique global express model delivery method, enabling the Company to deliver a number of its products to many countries around the world both economically and efficiently.

During the coming year, ForeverGreen intends to empower a health-conscious global community with emphasis on self-care that necessitates mindfulness. To achieve this objective, the Company is strengthening its focus on its domestic and international Membership and consumer base by introducing a new and focused marketing effort on creating “The Total Health Experience”, which revolutionizes how people take care of their health by facilitating the convergence of the company’s nutraceuticals, advanced technologies and most complete entrepreneurial opportunity.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three-month periods ending March 31, 2018 and 2017.

	Three-month period ended March 31,
SUMMARY OF OPERATING RESULTS	2018	% of Revenues	2017	% of Revenues
Revenues, net	$ 3,214,312		$ 6,104,911
Cost of sales	799,968	24.9%	1,538,101	25.2%
Gross profit	2,414,344	75.1%	4,566,810	74.8%
Selling and marketing expenses	1,282,229	39.9%	2,557,168	41.9%
General and administrative expenses	1,204,522	37.5%	2,351,104	38.5%
Total operating expenses	2,486,751	77.4%	4,908,272	80.4%
Operating loss	(72,407)	-2.3%	(341,462)	-5.6%
Total other expenses	(218,761)	-6.8%	(166,344)	-2.7%
Net loss	$ (291,168)	-9.1%	$ (507,806)	-8.3%
Net loss per share (basic and diluted)	$ (0.01)		$ (0.02)

We recognized revenues of $3,214,312 for the first quarter of 2018 compared to revenues of $6,104,911 for the first quarter of 2017.  Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.

The Company experienced a 47.3% decrease in revenues for the first quarter of 2018 compared to the first quarter of 2017.  Some of the cost cutting initiatives implemented resulted in a loss of revenues, but the net effect of the changes was to put the Company in a position for improved profitability.  The decrease in revenues relates to a significant decline in the number of Members placing monthly orders due to the consolidation of our international markets and a decrease in new enrolled Members.

Cost of sales consists primarily of the cost of procuring and packaging products, shipping product, and credit card sales processing fees.  Cost of sales was approximately 24.9% of revenues for the first quarter of 2018 compared to 25.2% of revenues for the first quarter of 2017.  The 2018 decrease is primarily due to increased focus on our envelope products, which have lower shipping and storage costs.

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

Selling and marketing expenses include sales commissions paid to our Members, special incentives, costs for incentive trips and other rewards incentives.  For the first quarter of 2018 selling and marketing expenses decreased to 39.9 % of revenues compared to 41.9% for the first quarter of 2017.  Selling and marketing expenses are commuted from the commission structure for the product sold and the commission tier the member receiving the commission is in.

General and administrative expense (inclusive of depreciation and amortization) decreased as a percentage of revenues to 37.5% in the first quarter of 2018 from 38.5% in the first quarter of 2017.  The primary decrease is due to a decrease in employee expenses in the first quarter of 2018 compared to the first quarter of 2017.

Total other expenses increased in the first quarter of 2018 compared to the first quarter of 2017 by $52,417.  The increase is due to amortization of the debt discounts recorded in interest expense in the first quarter of 2018.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	March 31, 2018	December 31, 2017
	(Unaudited)
Cash and cash equivalents	$192,000	$108,112
Total current assets	1,136,893	1,226,647
Total assets	3,623,978	3,906,285
Total current liabilities	6,665,876	6,469,580
Total liabilities	12,397,592	12,262,348
Accumulated deficit	(45,193,531)	(44,902,363)
Total stockholders’ deficit	$(8,773,614)	$(8,356,063)

Our total assets decreased to $3,623,978 at March 31, 2018 from $3,906,285 at December 31, 2017. The decrease is primarily due to a $173,503 decrease in inventory to keep inventory supply in line with the lower revenues, a net decrease of $192,553 in property plant and equipment, and a $65,806 decrease in accounts receivable.  All of these decreases are due to the reduced revenues in 2018.

Our total liabilities at March 31, 2018 were $12,397,592 compared to $12,262,348 at December 31, 2017.  The increase is primarily due to a $378,593 increase in accrued expenses due to increased accrued interest expense and increased deferred revenue.

At March 31, 2018, the Company had cash and cash equivalents of $192,000, a working capital deficit of 5,528,983, an accumulated deficit of $45,193,531, negative cash flows from operations, and has experienced cash flow difficulties.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

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

	Three-month period ended March 31,
SUMMARY OF CASH FLOWS	2018	2017
Net cash provided (used) by operating activities	$ 417,413	$ (136,963)
Net cash used in investing activities	(43,284)	(23,939)
Net cash used in financing activities	(163,858)	(156,496)
Effect of foreign currency on cash	(126,383)	228,762
Net change in cash	$ 83,888	$ (88,636)

The net cash provided by operating activities increased by $554,376 in the first quarter of 2018 compared to the first quarter of 2017.  This is attributable to managements cost cutting efforts during the latter part of 2017.

Net cash used in investing activities increased by $19,345 in the first quarter of 2018 compared to the first quarter of 2017.  This increase is due to the increase in software capitalization.

Net cash used in financing activities increased by $7,362 in the first quarter of 2018 compared to the first quarter of 2017.  This increase is due to the repayment of notes payable and convertible notes payable during the first quarter of 2018.

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

As of March 31, 2018, the Company has $2,048,987 in debt that will be due in the next twelve months. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

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

The Company adjusts its inventories to lower of cost or market. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We had obsolete and slow-moving inventories which was reserved against in the amount of $40,000 at March 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer, who also acts as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of March 31, 2018.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Board of Directors of the Company currently consists of Ronald K. Williams, John S. Clayton and George H. Brimhall II and currently there is no Chairman of the Board.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Patrick A. Redford Patrick A. Redford Chief Executive Officer Principal Financial Officer	Date: May 15, 2018