Form 10-Q
period 2018-06-30
FOREVERGREEN WORLDWIDE CORP
filed 2018-08-15
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 14, 2018 was 29,192,286.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	15
Signatures		17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated statements of operations for the six-month period ended June 30, 2018 and 2017 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$147,633	$108,112
Restricted cash	56,976	56,976
Accounts receivable	153,699	215,445
Prepaid expenses and other assets	155,430	127,339
Inventory, net	547,939	718,775
Total Current Assets	1,061,677	1,226,647

PROPERTY AND EQUIPMENT, net	2,354,783	2,679,638

TOTAL ASSETS	$3,416,460	$3,906,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,886,702	$2,179,096
Accrued expenses	2,795,601	2,429,495
Deferred revenue	22,367	14,409
Current portion of notes payable	7,533	101,247
Current portion of convertible notes payable, related parties, net	896,756	963,577
Current portion of convertible notes payable	1,102,936	781,756
Total Current Liabilities	6,711,895	6,469,580

LONG-TERM DEBT
Notes payable, net of current portion	533,000	658,000
Convertible notes payable, related parties, net of current portion	1,718,000	1,718,000
Convertible notes payable, net of current portion	3,423,277	3,416,768
TOTAL LIABILITIES	12,386,172	12,262,348

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 26,692,286 shares issued and 25,692,286 outstanding at June 30, 2018 and December 31, 2017	26,692	26,692
Additional paid-in capital	37,118,264	37,118,264
Treasury stock	(1,000,000)	(1,000,000)
Accumulated other comprehensive income	493,042	401,344
Accumulated deficit	(45,607,710)	(44,902,363)
Total Stockholders' Deficit	(8,969,712)	(8,356,063)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,416,460	$3,906,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

TOTAL REVENUES, net	$2,727,213	$4,775,470	$5,941,525	$10,880,381
COST OF SALES, net	619,995	1,274,193	1,419,963	2,812,294

GROSS PROFIT	2,107,218	3,501,277	4,521,562	8,068,087

OPERATING EXPENSES
Sales and marketing	1,094,198	1,993,430	2,376,427	4,550,598
General and administrative	903,727	1,786,120	1,874,020	3,909,367
Depreciation and amortization	240,887	230,212	475,116	458,069
Total Operating Expenses	2,238,812	4,009,762	4,725,563	8,918,034

NET OPERATING INCOME (LOSS)	(131,594)	(508,485)	(204,001)	(849,947)

OTHER INCOME (EXPENSE)
Other income (expense)	13,042	1,939	42,847	(17,154)
Interest expense	(295,627)	(189,868)	(544,193)	(337,119)
Total Other Income
(Expense)	(282,585)	(187,929)	(501,346)	(354,273)

Loss before income tax provision	(414,179)	(696,414)	(705,347)	(1,204,220)
Income Tax Provision	--	--	--	--

NET LOSS	$(414,179)	$(696,414)	$(705,347)	$(1,204,220)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.03)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,692,285	26,692,285	26,692,285	26,692,285

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended June 30, 2018 and 2017 is as follows:

Net Loss	$(414,179)	$(696,414)	$(705,347)	$(1,204,220)

Other Comprehensive Income (Loss) – foreign currency translation	218,081	38,901	91,698	267,663

Comprehensive Loss	$(196,098)	$(657,513)	$(613,649)	$(936,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(705,347)	$(1,204,220)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	475,116	454,085
Amortization of debt discount	187,204	58,959
Expense paid on behalf of the Company	--	345,000

Changes in operating assets and liabilities:
Restricted cash	--	303
Accounts receivable	61,746	110,887
Prepaid expenses and other assets	(28,091)	201,608
Inventory	170,836	474,608
Accounts payable	(292,394)	(208,410)
Deferred revenue	7,958	8,913
Accrued expenses	366,106	(1,099,685)
Net Cash Provided (Used In) Operating Activities	243,134	(857,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(150,261)	(65,526)
Net Cash Used in Investing Activities	(150,261)	(65,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	--	219,250
Proceeds from convertible notes payable – unrelated parties	--	655,000
Proceeds from convertible notes payable	115,000	--
Repayments on notes payable	(218,714)	(256,321)
Repayments on convertible notes payable	(41,336)	(57,524)
Net Cash Provided by (Used In) Financing Activities	(145,050)	560,405

Effect of Foreign Currency on Cash	91,698	267,663

NET CHANGE IN CASH	39,521	(95,410)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,112	187,136

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,633	$91,726

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$45,999	$60,365
Cash paid for income taxes	$--	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature	$--	$482,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the six-month period ended June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at June 30, 2018 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2018, there were 40,379,504 common stock equivalents from convertible notes that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Notes Payable:  Notes payable consisted of the following as of June 30, 2018 and December 31, 2017:

Balance December 31, 2017	$ 759,247
Cash additions	--
Expense additions	--
Cash payments	(218,714)
Balance June 30, 2018	$ 540,533
Less current portion June 30, 2018	(7,533)
Total long-term June 30, 2018	533,000

Convertible Notes Payable:  Convertible notes payable due to non-related parties consisted of the following as of June 30, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 4,198,524
Cash additions	115,000
Expense additions	--
Cash payments	(41,336)
Conversions	--
Amortization of debt discounts	47,845
Balance June 30, 2018, net	$ 4,320,033
Less current portion June 30, 2018	(896,756)
Total long-term June 30, 2018	3,423,277

Convertible Notes Payable – Related Parties:  Convertible notes payable due to related parties consisted of the following as of June 30, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 2,681,577
Cash additions	--
Expense additions	--
Cash payments	--
Conversions	--
Amortization of debt discounts	139,359
Balance June 30, 2018, net	$ 2,820,936
Less current portion June 30, 2018	(1,102,936)
Total long-term June 30, 2018	1,718,000

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases facilities and warehouses under operating leases with terms ranging from 12 months to 120 months. The total rent expense recorded during the six-months ended June 30, 2018 was $188,601. The future annual non-cancelable operating lease payments on these leases are as follows:

Total Lease Commitments:
2018 - remaining	$129,593
2019	330,865
2020	339,373
2021	348,106
2022	356,831
Thereafter	1,095,455
Total	$2,600,223

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 5 – INVENTORY

	June 30, 2018	December 31, 2017
Raw Materials	$191,387	$433,463
Finished Goods	396,552	325,312
Total Inventory	587,939	758,775
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$547,939	$718,775

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements, the Company has a working capital deficit of $5,650,218 and accumulated deficit of $45,607,710 at June 30, 2018, negative cash flows from operations, and has experienced cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 7 – SUBSEQUENT EVENTS

On July 7, 2018 the Company received a draw of $15,000 from a promissory note issued in June of 2018 from a non-related party with a 10% interest rate and a repayment date of September 30, 2018. The note holder has the option to convert the note into common stock at a conversion rate of $0.12 per share.

On July 25, 2018 the Company converted $699,690 of debt to 3,500,000 shares of common stock.

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

During 2017, and through the first six months of 2018, the Company completed its planned consolidation and restructuring of the Company, including reducing overhead costs, streamlining the Company's product offerings, reducing shipping costs, reduction of personnel and consolidating domestic and foreign warehouse and office spaces.  These strategies were directed to reduce overhead and debt, streamline domestic and international operations, improve distribution channels and consolidate the Company's product offerings.  While gross profits increased, we recorded a net loss for 2017, as well as through 2018.  The Company is now seeing the positive impact on the Company's model and its profitability.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three and six-month periods ending June 30, 2018 and 2017.

SUMMARY OF OPERATIONS	Three-month period ended June 30,		Six-month period ended June 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Revenues, net	$2,727,213	$4,775,470	$5,941,525	$10,880,381
Cost of sales	619,995	1,274,193	1,419,963	2,812,294
Gross profit	2,107,218	3,501,277	4,521,562	8,068,087
Selling and marketing expenses	1,094,198	1,993,430	2,376,427	4,550,598
General and administrative expenses	1,144,614	2,016,332	2,349,136	4,367,436
Total operating expenses	2,238,812	4,009,762	4,725,563	8,918,034
Net operating (loss)	(131,594)	(508,485)	(204,001)	(849,947)
Total other expense	(282,585)	(187,929)	(501,346)	(354,273)
Income tax provision	--	--	--	--
Net loss	$(414,179)	$(696,414)	$(705,347)	$(1,204,220)
Net loss per share both (basic) and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.05)

We recognized revenues of $2,727,213 for the second quarter of 2018 compared to revenues of $4,775,470 for the second quarter of 2017. We recognized revenues of $5,941,525 for the first six months of 2018 compared to $10,880,381for the first six months of 2017. Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.

The Company experienced a 42.9% decrease in revenues for the second quarter of 2018 compared to the second quarter of 2017. The Company experienced 45.39% decrease in revenues for the first six months of 2018 compared to the first six months of 2017. Some of the cost cutting initiatives implemented resulted in a loss of revenues, but the net effect of the changes was to put the Company in a position for improved profitability.  The decrease in revenues relates to a significant decline in the number of Members placing monthly orders due to the consolidation of our international markets and a decrease in new enrolled Members.

Cost of sales consists primarily of the cost of procuring and packaging products, shipping product, and credit card sales processing fees.  Cost of sales was approximately 22.7% of revenues for the second quarter of 2018 compared to 26.7% of revenues for the second quarter of 2017.   Cost of sales was approximately 23.9% of revenues for the first six months of 2018 compared to 25.9% for the first six months of 2017.  The 2018 decrease is primarily due to increased focus on our envelope products, which have lower shipping and storage costs.

Management continues to negotiate better costs and terms with our key vendors to lower our cost of goods sold.  New products have been and will continue to be introduced to bolster Member recruiting and product sales.  As the TransArmor™ technology is implemented in additional products, the Company expects the global express product mix to become a larger part of our total revenues.  With this shift to more envelope products, the Company will be able to deliver those products more inexpensively than a corresponding Farmer’s Market product.  In addition, management intends to improve our marketing plan to enhance overall profitability.  Our management will continue to scrutinize expenses related to our operating activities and order fulfillment to determine appropriate actions to take to reduce these costs.

Selling and marketing expenses include sales commissions paid to our Members, special incentives, costs for incentive trips and other rewards incentives.  For the second quarter of 2018 selling and marketing expenses decreased to 40.1 % of revenues compared to 41.7% for the second quarter of 2017. For the first six months of 2018 selling and marketing expenses decreased to 40.0% of revenues compared to 41.8% of revenues in 2017. Selling and marketing expenses are computed from the commission structure for the product sold and the commission tier the member receiving the commission is in.

General and administrative expense (inclusive of depreciation and amortization) decreased as a percentage of revenues to 41.9% in the second quarter of 2018 from 42.2% in the second quarter of 2017.  General and administrative expenses (inclusive of depreciation and amortization) decreased as a percentage of revenues to 39.5% for the first six months of 2018 from 40.1% during the same period in 2017. The primary decrease is due to a decrease in employee expenses in 2018 compared to 2017.

Total other expenses increased in the second quarter of 2018 compared to the second quarter of 2017 by $94,656.   The total other expenses increased for the first six months of 2018 compared to the same period in 2017 by $147,073. The increase is due to amortization of the debt discounts recorded in interest expense in 2018 compared to 2017.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	June 30, 2018	December 31, 2017
	(Unaudited)
Cash and cash equivalents	$147,633	$108,112
Total current assets	1,061,677	1,226,647
Total assets	3,416,460	3,906,285
Total current liabilities	6,711,895	6,469,580
Total liabilities	12,386,172	12,262,348
Accumulated deficit	(45,607,710)	(44,902,363)
Total stockholders’ deficit	$(8,969,712)	$(8,356,063)

Our total assets decreased to $3,416,460 at June 30, 2018 from $3,906,285 at December 31, 2017. The decrease is primarily due to a $170,836 decrease in inventory to keep inventory supply in line with the lower revenues, a net decrease of $324,855 in property plant and equipment, and the balance of $5,867 are decreases in other assets.  All of these decreases are due to the reduced revenues in 2018.

Our total liabilities at June 30, 2018 were $12,386,172 compared to $12,262,348 at December 31, 2017.  The increase is primarily due to increased accrued expenses.

At June 30, 2018, the Company had cash and cash equivalents of $147,633, a working capital deficit of $5,650,218, an accumulated deficit of $45,607,710, negative cash flows from operations, and has experienced cash flow difficulties.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

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

	Six-month period ended June 30,
SUMMARY OF CASH FLOWS	2018	2017
Net cash provided (used) by operating activities	$ 243,134	$ (857,952)
Net cash used in investing activities	(150,261)	(65,526)
Net cash used in financing activities	(145,050)	560,405
Effect of foreign currency on cash	91,698	267,663
Net change in cash	$ 39,521	$ (95,410)

The net cash provided by operating activities increased by $1,101,086 through June of 2018 compared to the same period in 2017.  This is attributable to managements cost cutting efforts.

Net cash used in investing activities increased by $84,735 through June of 2018 compared to the same period of 2017.  This increase is due to the increase in software capitalization.

Net cash used in financing activities increased by $705,455 through June of 2018 compared to the same period 2017.  This increase is due to the repayment of notes payable and convertible notes payable during 2018.

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

As of June 30, 2018, the Company has $2,007,225 in debt that will be due in the next twelve months.  Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

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

The Company adjusts its inventories to lower of cost or market. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold.  We had obsolete and slow-moving inventories which was reserved against in the amount of $40,000 at June 30, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of June 30, 2018.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2018 the board of directors authorized the issuance of 1,200,000 shares of common stock to Liberty Partners, LLC. to convert debt of $240,000.

On July 27, 2018 the board of directors authorized the issuance of 1,000,000 shares of common stock to Compass Equity Partners, LLC. to convert debt of $200,000.

On August 5, 2018 the board of directors authorized the issuance of 1,300,000 shares of common stock to Empire Fund Managers, LLC. to convert debt of $259,690.

All shares were or will be privately issued with a restrictive legend in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Prinicpal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 18, 2006)

No.	Description
10.1	Lease agreement between ForeverGreen International LLC and WI Commercial West Lindon LLC, dated September 29, 2015 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed November 14, 2016)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Joseph Jensen Joseph Jensen Principal Executive Office By: /s/ Blake C. Cloward Blake C. Cloward Principal Financial Officer	Date: August 15, 2018 Date: August 15, 2018