Form 10-Q
period 2018-09-30
FOREVERGREEN WORLDWIDE CORP
filed 2018-11-23
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [X] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 21, 2018 was 30,779,786.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our consolidated statements of operations for the three and nine-month periods ended September 30, 2018 and 2017 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of results to be expected for any subsequent period.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$119,766	$108,112
Restricted cash	56,976	56,976
Accounts receivable	107,670	215,445
Prepaid expenses and other assets	291,644	127,339
Inventory, net	592,857	718,775
Total Current Assets	1,168,913	1,226,647

PROPERTY AND EQUIPMENT, net	2,146,930	2,679,638

TOTAL ASSETS	$3,315,843	$3,906,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,877,587	$2,179,096
Accrued expenses	2,788,271	2,429,495
Deferred revenue	22,367	14,409
Current portion of notes payable	--	101,247
Current portion of convertible notes payable, related parties, net	1,173,770	963,577
Current portion of convertible notes payable	818,186	781,756
Total Current Liabilities	6,680,181	6,469,580

LONG-TERM DEBT
Notes payable, net of current portion	483,000	658,000
Convertible notes payable, related parties, net of current portion	1,718,000	1,718,000
Convertible notes payable, net of current portion	2,622,437	3,416,768
TOTAL LIABILITIES	11,503,618	12,262,348

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	--	--

Common stock, par value $0.001 per share; authorized 100,000,000 shares; 31,779,786 shares issued and 30,779,786 outstanding at September 30, 2018 and 26,692,286 shares issued and 25,692,286 outstanding at December 31, 2017	31,780	26,692
Additional paid-in capital	38,105,176	37,118,264
Treasury stock	(1,000,000)	(1,000,000)
Accumulated other comprehensive income	554,617	401,344
Accumulated deficit	(45,879,348)	(44,902,363)
Total Stockholders' Deficit	(8,187,775)	(8,356,063)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,315,843	$3,906,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

TOTAL REVENUES, net	$2,295,066	$4,033,766	$8,236,591	$14,914,147
COST OF SALES, net	381,379	877,390	1,801,342	3,689,684

GROSS PROFIT	1,913,687	3,156,376	6,435,249	11,224,463

OPERATING EXPENSES
Sales and marketing	1,028,416	1,750,898	3,404,843	6,301,496
General and administrative	650,380	1,196,830	2,524,400	5,106,197
Depreciation and amortization	235,205	207,449	710,321	665,518
Total Operating Expenses	1,914,001	3,155,177	6,639,564	12,073,211

OPERATING INCOME (LOSS)	(314)	1,199	(204,315)	(848,748)

OTHER INCOME (EXPENSE)
Other income (expense)	(2,359)	(44,233)	40,488	(61,387)
Gain on extinguishment	24,690	--	24,690	--
Interest expense	(293,655)	(211,470)	(837,848)	(548,589)
Total Other Income
(Expense)	(271,324)	(255,703)	(772,670)	(609,976)

Loss before income tax provision
Income Tax Provision	--	--	--	--

NET LOSS	$(271,638)	$(254,504)	$(976,985)	$(1,458,724)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,071,090	26,692,285	26,830,931	26,692,285

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended September 30, 2018 and 2017 is as follows:

Net Loss	$(271,638)	$(254,504)	$(976,985)	$(1,458,724)

Other Comprehensive Income (Loss) foreign currency translation	61,575	(269,134)	153,273	(1,471)

Comprehensive Loss	$(210,063)	$(523,638)	$(823,712)	$(1,460,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ForeverGreen Worldwide Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(976,985)	$(1,458,724)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	725,289	676,787
Amortization of debt discount	282,357	147,095
Expense paid on behalf of the Company	--	345,000
Gain on extinguishment of convertible notes payable	(24,690)	--

Changes in operating assets and liabilities:
Accounts receivable	107,775	76,940
Prepaid expenses and other assets	(164,305)	146,877
Inventory	125,918	368,574
Accounts payable	(301,509)	(259,377)
Deferred revenue	7,958	(49,157)
Accrued expenses	485,466	(558,703)
Net Cash Provided By (Used In) Operating Activities	267,274	(564,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(192,581)	(19,066)
Net Cash Used in Investing Activities	(192,581)	(19,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable – related parties	--	655,000
Proceeds from convertible notes payable	130,000	300,000
Repayments on notes payable	(276,247)	(385,423)
Repayments on convertible notes payable	(70,065)	(86,770)
Net Cash Provided By (Used in) Financing Activities	(216,312)	482,807
Effect of Foreign Currency on Cash	153,273	(1,471)

NET CHANGE IN CASH	11,654	(102,418)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,112	187,136

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,766	$84,718
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$67,644	$86,186

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature	$--	$734,603
Extinguishment of convertible notes	$--	$1,908,826
Extinguishment of convertible notes, related parties	$--	$1,718,000
Conversion of convertible notes payable to common stock	$317,000	$--
Extinguishment of convertible notes payable to common stock	$699,690	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOREVERGREEN WORLDWIDE CORPORATION

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated balance sheets and statement of operations at September 30, 2018 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of September 30, 2018, there were 36,743,423 common stock equivalents from convertible notes that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

New Accounting Pronouncements

After evaluating the recent accounting pronouncements through the date of this filing, the Company has concluded that application of these pronouncements will have no material impact on the Company’s financial results.

NOTE 3 – DEBT

Notes Payable

Notes payable consisted of the following as of September 30, 2018 and December 31, 2017:

Balance December 31, 2017	$ 759,247
Cash additions	--
Cash payments	(276,247)
Balance September 30, 2018	$ 483,000
Less current portion September 30, 2018	--
Total long-term September 30, 2018	483,000

Convertible Notes Payable

Convertible notes payable due to non-related parties consisted of the following as of September 30, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 4,198,524
Cash additions	130,000
Cash payments	(70,065)
Conversions to common stock	(890,000)
Amortization of debt discounts	72,164
Balance September 30, 2018, net	$ 3,440,623
Less current portion September 30, 2018	(818,186)
Total long-term September 30, 2018	2,622,437

On April 16, 2018 the Company issued a convertible promissory note for $75,000 to a non-related party.  The note has an interest rate of 10% and is secured by the Company’s inventory.  The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The note has a conversion feature for common shares at $0.08 per share.

On June 29, 2018 the Company issued a convertible promissory note for $55,000 to a non-related party.  The note has an interest rate of 10% and is secured by the Company’s inventory.  The principal amount of the note and all accrued interest is due and payable on or before September 30, 2018.  The note has a conversion feature for common shares at $0.12 per share.

See Note 7 for details of the conversions to common stock.

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of September 30, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 2,681,577
Cash additions	--
Cash payments	--
Conversions to common stock	--
Amortization of debt discounts	210,193
Balance September 30, 2018, net	$ 2,891,770
Less current portion September 30, 2018	(1,173,770)
Total long-term September 30, 2018	1,718,000

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases facilities and warehouses under operating leases with terms ranging from 12 months to 120 months. The total rent expense recorded during the nine-months ended September 30, 2018 was $282,902. The future annual non-cancelable operating lease payments on these leases are as follows:

Total Lease Commitments:
2018 - remaining	$94,300
2019	330,865
2020	339,373
2021	348,106
2022	356,831
Thereafter	1,095,455
Total	$2,564,930

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 5 – INVENTORY

	September 30, 2018	December 31, 2017
Raw Materials	$285,020	$433,463
Finished Goods	347,837	325,312
Total Inventory	632,857	758,775
Less Reserve for Obsolete Inventory	(40,000)	(40,000)
Total Inventory (net of reserve)	$592,857	$718,775

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the accompanying consolidated financial statements, the Company has a working capital deficit of $5,511,268 and accumulated deficit of $45,879,348 at September 30, 2018, and has experienced cash flow difficulties.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 7 – EQUITY

On July 25, 2018 the Company extinguished $240,000 of debt for 1,200,000 shares of common stock. The effective exercise price was $0.20 per share, resulting in a gain on extinguishment of $12,000.

On July 27, 2018 the Company extinguished $200,000 of debt for 1,000,000 shares of common stock. The effective exercise price was $0.20 per share.

On August 5, 2018 the Company extinguished $259,690 of debt for 1,300,000 shares of common stock. The effective exercise price was $0.20 per share, resulting in a gain on extinguishment of $12,690.

On August 5, 2018 the Company converted $263,500 of debt for 1,320,000 shares of common stock. The effective exercise price was $0.20 per share.

On August 10, 2018 the Company converted $53,500 of debt for 267,500 shares of commons stock. The effective exercise price was $0.20 per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

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

During 2017, and through the first six months of 2018, the Company completed its planned consolidation and restructuring of the Company, including reducing overhead costs, streamlining the Company's product offerings, reducing shipping costs, reduction of personnel and consolidating domestic and foreign warehouse and office spaces.  These strategies were directed to reduce overhead and debt, streamline domestic and international operations, improve distribution channels and consolidate the Company's product offerings.  While gross profits increased, we recorded a net loss for 2017, as well as through 2018.  The Company is now seeing the positive impact on the Company's model and its profitability.  As seen on these financial statements, even though the Company is bringing in substantially less revenue compared to the same period last year, the Company is showing a small profit for the quarter.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and subsidiaries for the three and nine-month periods ending September 30, 2018 and 2017.

SUMMARY OF OPERATIONS	Three-month period ended September 30,		Nine-month period ended September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Revenues, net	$2,295,066	4,033,766	$8,236,591	$14,914,147
Cost of sales	381,379	877,390	1,801,342	3,689,984
Gross profit	1,913,687	3,156,376	6,435,249	11,224,463
Selling and marketing expenses	1,028,416	1,750,898	3,404,843	6,301,496
General and administrative expenses	885,585	1,404,279	3,234,721	5,771,715
Total operating expenses	1,914,001	3,155,177	6,639,564	12,073,211
Operating income (loss)	(314)	1,199	(204,315)	(848,748)
Total other expense	(271,324)	(255,703)	(976,985)	(609,976)
Income tax provision	--	--	--	--
Net loss	$(271,638)	$(254,504)	$(976,985)	$(1,458,724)
Net loss per share both (basic) and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

We recognized revenues of $2,295,066 for the third quarter of 2018 compared to revenues of $4,033,766 for the third quarter of 2017. We recognized revenues of $8,236,591 for the first nine months of 2018 compared to $14,914,147 for the first nine months of 2017. Our source of revenues is from the sale of various foods, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.

The Company experienced a 43% decrease in revenues for the third quarter of 2018 compared to the third quarter of 2017. The Company experienced 45% decrease in revenues for the first nine months of 2018 compared to the first nine months of 2017. Some of the cost cutting initiatives implemented resulted in a loss of revenues, but the net effect of the changes was to put the Company in a position for improved profitability.  The decrease in revenues relates to a significant decline in the number of Members placing monthly orders due to the consolidation of our international markets and a decrease in new enrolled Members.

Cost of sales consists primarily of the cost of procuring and packaging products, shipping product, and credit card sales processing fees.  Cost of sales was approximately 17% of revenues for the third quarter of 2018 compared to

22% of revenues for the third quarter of 2017.   Cost of sales was approximately 22% of revenues for the first nine months of 2018 compared to 25% for the first nine months of 2017.  The 2018 decrease is primarily due to increased focus on our envelope products, which have lowered shipping and storage costs.

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

Selling and marketing expenses include sales commissions paid to our Members, special incentives, costs for incentive trips and other rewards incentives.  For the third quarter of 2018 selling and marketing expenses increased to 45% of revenues compared to 43% for the third quarter of 2017. For the first nine months of 2018 selling and marketing expenses decreased to 41% of revenues compared to 42% of revenues in 2017. Selling and marketing expenses are computed from the commission structure for the product sold and the commission tier the member receiving the commission is in.

General and administrative expense (inclusive of depreciation and amortization) increased as a percentage of revenues to 39% in the third quarter of 2018 from 35% in the third quarter of 2017.  General and administrative expenses (inclusive of depreciation and amortization) remained the same as a percentage of revenues at 39% for the first nine months of 2018 from 39% during the same period in 2017.

Total other expenses increased in the third quarter of 2018 compared to the third quarter of 2017 by $15,621.   The total other expenses increased for the first nine months of 2018 compared to the same period in 2017 increased by $162,694. The increase is due to amortization of the debt discounts recorded in interest expense in 2018 compared to 2017 and the costs of converting the debt to equity

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	September 30, 2018	December 31, 2017
	(Unaudited)
Cash and cash equivalents	$119,766	$108,112
Total current assets	1,168,913	1,226,647
Total assets	3,315,843	3,906,285
Total current liabilities	6,680,181	6,469,580
Total liabilities	11,503,618	12,262,348
Accumulated deficit	(45,879,348)	(44,902,363)
Total stockholders’ deficit	$(8,187,775)	$(8,356,063)

Our total assets decreased to $3,315,843 at September 30, 2018 from $3,906,285 at December 31, 2017. The decrease is primarily due to a $532,708 decrease in property plant, and equipment due to continued depreciation of those assets, and a $125,918 decrease in inventory to keep inventory supply in line with the lower revenues. Both of these decreases are due to the reduced revenues in 2018.

Our total liabilities at September 30, 2018 were $11,503,618 compared to $12,262,348 at December 31, 2017.  The decrease is primarily due to the conversion and extinguishment of convertible notes payable to equity.

At September 30, 2018, the Company had cash and cash equivalents of $119,766, a working capital deficit of $5,511,268, an accumulated deficit of $45,879,348, and has experienced cash flow difficulties.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows.

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

	Nine-month period ended September 30,
SUMMARY OF CASH FLOWS	2018	2017
Net cash provided by (used in) operating activities	267,274	(564,688)
Net cash used in investing activities	(192,581)	(19,066)
Net cash provided by (used in) financing activities	(216,312)	482,807
Effect of foreign currency on cash	153,273	(1,471)
Net change in cash	11,654	(102,418)

The net cash provided by operating activities increased by $831,962 through September of 2018 compared to the same period in 2017.  This is attributable to management’s cost cutting efforts.

Net cash used in investing activities increased by $173,515 through September of 2018 compared to the same period of 2017.  This increase is due to the increase in software capitalization.

Net cash used in financing activities increased by $699,119 through September of 2018 compared to the same period 2017.  This increase is due to the repayment of notes during 2018.

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

As of September 30, 2018, the Company has $2,063,186 in debt that will be due in the next twelve months. Management anticipates it will satisfy these notes payable through increased revenues or negotiation of new payment due dates.

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

The Company adjusts its inventories to lower of cost or market. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We had obsolete and slow-moving inventories which were reserved against in the amount of $40,000 at September 30, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of September 30, 2018.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2018 the board of directors authorized the issuance of 1,200,000 shares of common stock to Liberty Partners, LLC to convert debt of $240,000.

On July 27, 2018 the board of directors authorized the issuance of 1,000,000 shares of common stock to Compass Equity Partners, LLC to convert debt of $200,000.

On August 5, 2018 the board of directors authorized the issuance of 1,300,000 shares of common stock to Empire Fund Managers, LLC to convert debt of $259,690.

On August 5, 2018 the board of directors authorized the issuance of 1,320,000 shares of common stock to Bryan Development, LLC to convert debt of $263,500.

On August 10, 2018 the board of directors authorized the issuance of 267,500 shares of common stock to Captus Global Consulting, LLC to convert debt of $53,500.

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

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Joseph Jensen Joseph Jensen Principal Executive Office By: /s/ Blake C. Cloward Blake C. Cloward Principal Financial Officer	Date: November 23, 2018 Date: November 23, 2018