Form 10-K
period 2018-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2020-03-04
CIK 1091983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-26973

FOREVERGREEN WORLDWIDE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0621709 (I.R.S. Employer Identification No.)
632 NORTH 2000 WEST, SUITE 101, LINDON, UTAH (Address of principal executive offices)	84042 (Zip Code)

Registrant’s telephone number:  (801) 655-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                    Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [X]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

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

Yes [  ]   No [X]

The aggregate market value of the 18,172,342 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.11) on the last business day of its most recently completed second fiscal quarter (June 30, 2018) was approximately $1,998,957.

As of March 4, 2020, the registrant had 30,779,786 outstanding shares of common stock, par value $0.001.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	42
Signatures		43

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

PART I

ITEM 1.  BUSINESS

Historical Development

ForeverGreen Worldwide Corporation (“ForeverGreen Worldwide”), was incorporated in the state of Nevada on March 18, 1999 as Whole Living, Inc.   Whole Living, Inc. changed the name of the corporation to “ForeverGreen Worldwide Corporation” on December 14, 2006 and acquired ForeverGreen International, LLC as a wholly-owned subsidiary.

ForeverGreen Worldwide is a holding company which operates through its wholly-owned subsidiaries ForeverGreen International, LLC; FVRG Bolivia S.R.L. (Bolivia); FVRG Colombia S.A.S. (Colombia); CR-3-101-607360 S.A (Costa Rica); ForeverGreen S.A. (Ecuador); ForeverGreen (HK) Limited (Hong Kong); Productos Naturales Forevergreen Internacional en Mexico S.A. de C.V. (Mexico); ForeverGreen Team B.V (Netherlands); ForeverGreen Peru S.A.C. (Peru); ForeverGreen SP z.o.o. (Poland); ForeverGreen Singapore (Singapore); ForeverGreen International Taiwan LTD (Taiwan); ForeverGreen Chile SpA (Chile); ForeverGreen Dominicana S.R.L. (Dominican Republic); Kabushikigaisya ForeverGreen Japan Inc. (Japan); ForeverGreen (Aust & NZ) Pty. Ltd. (Australia); ForeverGreen Marketing Corporation (Philippines); ForeverGreen Puerto Rico LLC (Puerto Rico); FGXpress do Brasil Comercio de Alimentos LTDA (Brazil); and ForeverGreen Team B.V. (Europe).

Our Business

ForeverGreen Worldwide (the Company, named alternately in this document as “ForeverGreen”) is a holding company that operates primarily through its wholly-owned subsidiary, ForeverGreen International, LLC (“FGI”). We rely on a network marketing system for the distribution of our products through our independent business owners, referred to as “Members”, and other customers.  ForeverGreen has historically been known for the development, manufacturing and marketing of a comprehensive line of meal replacement shakes, nutritional beverages, and marine phytoplankton products using exclusive and proprietary processes.  During 2016 ForeverGreen developed its global express envelope model which expanded our market in more than 200 countries and territories.

During the coming year, ForeverGreen intends to empower a health-conscious global community with emphasis on self-care that necessitates mindfulness. To achieve this objective, the Company is strengthening its focus on its domestic and international Membership and consumer base by maintaining sufficient inventories, paying commissions on time, and providing superior customer service.

Products

During 2018 five key differentiators separated ForeverGreen from our competitors in the direct sales and traditional consumer spaces.   One is our unique global express model delivery method, enabling the Company to deliver a number of its products to many countries around the world both economically and efficiently. The second is our top selling, patented, pain relief adhesive strip known as PowerStrips ™, listed as a class one medical device with the Food and Drug Administration.  The third is our proprietary marine phytoplankton nutritional component which is sourced through exclusive strategic partnerships in both farming and processing. The fourth is our patent-pending Aqueous Molecular Partitioning (AMP ™ ) technology which renders ingredients water-soluble without the use of chemicals or heat which may compromise the nutritional value or health benefits of many processed foods.  The fifth is our industry exclusive license agreement to the patented ingredients in KetonX ™ , the flagship product of the Ketopia weight management product line.

ForeverGreen’s mission is to produce and deliver products that improve total health through a diet of whole foods and beverages and high-quality natural products as an alternative to fractionated, processed pills and supplements. We take pride in our commitment to offering all natural, clean, and/or organic products, including:

Prodigy-5 is an all-in-one nutritional product which provides vitamins, minerals, antioxidants and energy, helping you to stay healthy, nourished, and energized. The Prodigy-5 formula contains specific nutrients based on 40 years of peer reviewed science. Prodigy-5 works as a catalyst for other nutrients you consume in your foods and other supplements.  Prodigy-5 also works with the new, patent-pending, doctor-invented “TransArmor™ Nutrient Technology” (“TransArmor”) which prepares the body to better absorb and utilize the nutrients, especially those in Prodigy-5.  The TransArmor nutrient technology is a scientific breakthrough created by Doctor Ambati, MD and Doctor Saucedo, MD. This technology uses natural processes of the body by ensuring that specific anatomic regions (mouth and small intestine) are optimized at the moment that nutrients are found in these regions to allow the body to better absorb a specific array of nutrients.

PowerStrips offer temporary relief of minor aches and pains. Utilizing the Global Express model, PowerStrips are currently shipped to over 40 countries and this product is still ForeverGreen’s number one selling product.

FrequenSea Pro is an instant, nutritional beverage that ships globally via the Global Express model.  FrquenSea Pro utilizes TransArmor™ technology to deliver one of our core health technologies, open cell marine phytoplankton.

KetonX product line was launched in 2015 to address weight management.  Many leading scientists, medical professionals, and nutrition experts agree the ketosis lifestyle is the pinnacle of health and well-being. Ketosis is a natural metabolic state where the body burns fat for energy rather than carbohydrates. The majority of people today have sugar-burning bodies instead of fat-burning bodies. Because of having more balanced blood sugar levels, those with fat-burning bodies typically experience better energy and fewer cravings with the use of KetonX products.

ForeverGreen also markets supplements, including AIM and Pulse-8.

Distribution

Our main corporate office and distribution center is located in Lindon, Utah. We also have fulfillment centers in Costa Rica, Colombia, Chile, Peru, Mexico, South Africa, West Africa, the Caribbean, and we are using a third party in Europe to service our Members in the European Union. We buy raw materials from third-party suppliers, manufacture our whole-food products through manufacturing partners and warehouse the bulk food product at our facilities. We service individual product orders and ship to individual customers and Members in the United States, and more than 200 countries and territories throughout the world.

Members and their customers pay for products prior to shipment, incurring minimal accounts receivable. Members and customers have access to place orders online through the ForeverGreen website or by phone through our inhouse call center. Typically, Members and customers pay for their product orders by credit card. Less than 8% of our sales are paid with check or bank deposit.

The global express model has allowed ForeverGreen to broaden its global business reach to markets which would otherwise be inaccessible. All three global express products ship within our exclusive envelope model, bringing the power of the global economy to everyone’s doorstep.  PowerStrips, Prodigy 5 and FrequenSea Pro have been well received by our Members due to the global express model.

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

Sales and Marketing

We rely on a network marketing system for the distribution of our products through our independent business owners (referred to as “Members” by ForeverGreen) and customers. Our revenue depends directly upon the sales efforts of our Members around the world. We distribute our products exclusively through independent Members who have contracted directly with the Company. Members are entitled to purchase products from us for personal use or for resale, depending on their market, and the sales by our Members have the potential to earn the Member commissions. Individuals who join as Members may enroll and sponsor other Members and may further earn commissions from the resale of products. Our ForeverGreen compensation plan provides many different ways to earn income for our Members.

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

Compensation Plan

We believe the ForeverGreen Hybrid Compensation Plan brings together the best of uni-level and binary compensation plans. Each personally enrolled Member is part of two trees. The Enrollment Tree addresses the uni-level features of the plan, with no limit to how many Members can be enrolled per level. The Placement Tree addresses the binary features of the plan. Each Member can only have two organizational legs, so everyone contributes building their two legs by placing their enrollments underneath.

ForeverGreen Member could begin their commissions earning when their personally invited Member makes the first purchase. Our intention is to ensure all new members know what to do to achieve success in this business; therefore, we introduced the Starter concept. We believe Starter is an easy road map to success in the ForeverGreen business. Each person begins the Starter program by enrolling a Member (PEM) in each of their binary legs. They then work to help and teach the Members they recruited and others in their organization do the same. The next step in the Starter program is to recruit two more PEMs, a total of four PEM’s recruited into their business. When a person has four active PEMs with a total of 1000 points within 2 levels of their group, they can earn $75 or $150 depending on their personal contribution. Starter is the way to keep the beginner engaged. We believe when everyone is following the same actions the result can be impressive.

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

The ForeverGreen compensation plan provides weekly payout. To be eligible to participate in the plan, receive bonuses, earn rank advancements, and to keep your carry-over from week to week, it is necessary to have an “active order” for 50 QV (qualifying volume) at all times. To maximize the plan, a member must be “fully qualified” at 100 QV per a four-week period.  With every product purchase, this volume (QV) is “active” for the current weekly pay period plus three more (four weekly periods total). Without an active order, qualification expires after the fourth weekly pay period, which begins on Tuesday at 12 a.m. U.S Mountain Time and ends on Monday at 11:59 p.m. U.S. Mountain Time.

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

Trademarks, Patents and Intellectual Property

We have secured, or are in the process of securing, trademark protection in the United States and around the world in markets where we currently do business or where we have a future strategic interest. The Company holds a variety of U.S. trademarks and no foreign trademarks. As we continue to expand internationally, trademark protection is increasingly important for brand recognition and Member and consumer loyalty. It is standard Company practice to follow through with ongoing trademark registration in the United States and other countries where we are experiencing growth.

A number of our products utilize proprietary formulations and processes. Although ForeverGreen does not directly hold any patents at this time, a number of our key vendors have secured or applied for patents to maintain exclusivity for the ingredients or integrated products they supply to us. To protect our own intellectual property and proprietary processes that are material to the long-term health and profitability of the Company, ForeverGreen makes it a disciplined business practice to manage trade secrets and various forms of confidentiality and non-disclosure agreements.

ForeverGreen exercises special vigilance in the area of compliance. For this reason, we employ a full-time compliance team that closely monitors all Company and Member messaging and is empowered to edit or remove all non-compliant language pertaining to our products.

Strategic Partnerships

In 2007, MLS acquired the worldwide rights to the exclusive blend of marine phytoplankton produced by Unique Sea Farms, Ltd. In 2008 FGI entered into a worldwide marketing agreement with MLS, and the parties reviewed the quotas and market conditions to ensure the long-term stability of this key vendor relationship. MLS continues to share research results and other product data with FGI and both parties have agreed to protect any proprietary information related to the product. The parties have further agreed to indemnify one another for any claims arising out of any action taken or omission by the other.

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

Employees

As of the date of this filing ForeverGreen Worldwide has 15 employees with some services, employee and management functions being performed by FGI employees. Many of these employees directly support the Member network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good, and we have not experienced any work stoppages.

Available Information

For more information please visit our website www.forevergreen.org.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

ITEM 2.  PROPERTIES

On September 29, 2015 the Company signed a ten-year lease with WI Commercial West Lindon, LLC, for our offices and warehouse located in Lindon, Utah.  The current lease rate for that building is $23,573 per month and the Company is leasing 32,720 square feet. The Company currently subleases 1/2 of the total square footage.

During the year the Company leased office space in the countries of Mexico, Costa Rica and Bolivia.

ITEM 3.  LEGAL PROCEEDINGS

On October 17, 2017, FGI entered into an agreement with Lindon CC, LLC, to settle a debt owed.  The debt was $93,758.  As part of the settlement agreement, FGI agreed to make regular payments. Additionally, FGI signed a Confession of Judgment that would allow Lindon CC to enter a judgment in the event of FGI’s default on payments required under the settlement agreement.  On or about January 14, 2019, Lindon CC filed the Confession of Judgement with the Third Judicial District Court of Utah, claiming that FGI owed Lindon CC $28,758.  The Court entered judgment in that amount on February 22, 2019.  On or about October 31, 2019, FGI settled the debt with Lindon CC, and Lindon CC filed a Satisfaction of Judgment.  The court has dismissed the action.

On February 19, 2019, Axcess Global Sciences, LLC and Pruvit Ventures, Inc. (collectively “AGS”), filed a complaint against FGI in the United States District Court for the Eastern District of Texas seeking damages and injunctive relief.  The complaint alleges that FGI’s KetonX product infringes U.S. Patent Nos. 9,138,420 and 9,675,577 (collectively the “Patents in Suit”) and seeks damages and injunctive relief.  AGS filed a motion for a preliminary injunction on March 21, 2019.  FGI filed a motion to dismiss AGS’s complaint based on a lack of standing and based on a license agreement granted by AGS for the Patents in Suit.  At the same time, FGI filed an opposition to AGS’s motion for a preliminary injunction alleging, among other things, that AGS lacks standing to bring suit, that the Patents in Suit are invalid, that there is no irreparable harm to AGS based on the sale of the KetonX product, and that AGS is unlikely to prevail on the merits.  On November 11, 2019, the parties settled the matter during mediation.  FGI agreed to discontinue selling the KetonX product worldwide, and the court has dismissed the action.

On or about August 22, 2019, FGI received a notice from what appears to be the Polish Tax Office in Warsaw, which was addressed to ForeverGreen Team BV, claiming past due amounts of VAT for periods from June 2016 to February 2017.  The total amount claimed is $827,533 Polish Zloty or approximately $217,000 USD.  ForeverGreen is investigating the legitimacy of the claim and possible resolutions.

On or about June 6, 2018, Fybrands Corporation filed a complaint against FGI, in the Third District Court of Utah. Fybrands claimed ForeverGreen owed $103,924.  On April 30, 2019, the court entered judgment against ForeverGreen in the amount of $103,924.

On March 20, 2019, KPMG Global sent FGI a claim for service of approxinately $350,000.  FGI and KPMG Global have agreed to settle the claim for $23,773.

ForeverGreen Worldwide is involved in various disputes and legal claims arising in the normal course of our business.  In the opinion of management, these lawsuits will not have a material effect on our financial position and results of operations.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FVRG.”  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Trading in the penny stocks is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000, not including their primary residence, or annual income exceeding $200,000 or $300,000 together with their spouse.

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

Holders

At December 31, 2018, and March 4, 2020 the Company had 155 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.  Our transfer agent, Standard Registrar and Transfer Company, Inc. is located in Salt Lake City, Utah.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On July 25, 2018 the Company extinguished $240,000 of debt owed to Liberty Partners LLC for 1,200,000 shares of common stock. The effective exercise price was $0.20 per share, resulting in a gain on extinguishment of $12,000.

On July 27, 2018 the Company extinguished $200,000 of debt owed to Compass Equity Partners LLC for 1,000,000 shares of common stock. The effective exercise price was $0.20 per share.

On August 5, 2018 the Company extinguished $259,690 of debt owed to Compass Equity Partners LLC for 1,300,000 shares of common stock. The effective exercise price was $0.20 per share, resulting in a gain on extinguishment of $12,690.

On August 5, 2018 the Company converted $263,500 of debt owed to Bryan Development LLC for 1,320,000 shares of common stock. The effective exercise price was $0.20 per share.

On August 10, 2018 the Company converted $53,500 of debt owed to Captus Global Consulting LLC for 267,500 shares of commons stock. The effective exercise price was $0.20 per share.

All shares were privately issued with a restrictive legend in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

During the year ended December 31, 2018, the Company continued its planned consolidation and restructuring of the Company, including reducing overhead costs, streamlining the Company's product offerings, reducing shipping costs, reduction of personnel and consolidating domestic and foreign warehouse and office spaces.  These strategies were directed to reduce overhead and debt, streamline domestic and international operations, improve distribution channels and consolidate the Company's product offerings.

Our gross profits have decreased for the year ended December 31, 2018, and we have recorded a net loss from operations.  The Company continues to monitor its cost structure and implements cost saving measures deemed to be effective.  The Company has initiated some new marketing initiatives to stimulate growth in its monthly revenues, which combined with some new financing, is allowing the Company to continue to invest in its expansion plan.  New products have been and will continue to be considered to bolster Member recruiting and sales.  Management will make improvements to the marketing plan to enhance the success that is developed.  The Company intends to seek debt and equity financing as necessary.

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

Results of Operations

The following chart summarizes the consolidated statements of operations of ForeverGreen Worldwide and

Subsidiaries for the years ended December 31, 2018 and 2017.

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2018	2017
Revenues, net	$ 10,158,516	$ 18,492,769
Cost of sales	3,302,543	4,571,724
Gross profit	6,855,973	13,921,045
Selling and marketing expenses	3,413,441	7,739,550
General and administrative expenses	4,145,368	6,680,890
Depreciation and amortization	924,831	942,572
Total operating expenses	8,483,640	15,363,012
Net operating loss	(1,627,667)	(1,441,967)
Total other (expense)	(1,048,602)	(713,927)
Income tax provision (benefit)	--	--
Net loss	$ (2,676,269)	$ (2,155,894)
Net loss per share (basic and diluted)	$ (0.10)	$ (0.8)

We recognized revenues of $10,158,516 for 2018 compared to revenues of $18,492,769 for 2017.  Our source of revenues is from the sale of various supplements, other natural products, member sign up fees, kits, and freight and handling to deliver products to the members and customers.

The Company experienced a 45.1% decrease in revenues in 2018 compared to 2017 resulting from an overall Company strategy to restructure expenses.  Some of the cost cutting initiatives implemented resulted in a loss of revenues, but the net effect of the changes was to put the Company in a position for improved profitability. Also, in 2018 active Members decreased to 19,006 compared to 31,821 active members in 2017.  The decrease in Member activity is, in part, a result of some of the cost cutting measures.

Cost of sales consists primarily of the cost of procuring and packaging products, shipping product and credit card sales processing fees.  Cost of sales was approximately 32.5% of revenues for 2018 compared to 24.7% of revenues for 2017.  The 2018 increase is primarily due to the lower product revenue for products and shipping.

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

Selling and marketing expenses include sales commissions paid to our Members, special incentives, costs for incentive trips and other rewards incentives.  In 2018 selling and marketing expenses decreased to 33.6% of revenues compared to 41.9% in 2017.  Selling and marketing expenses are commuted from the commission structure for the product sold and the commission tier the member receiving the commission is in.

General and administrative expense (inclusive of depreciation and amortization) decreased as a total expense, but increased as a percentage of revenues to 49.9% in 2018 from 41.2% in 2017.

Liquidity and Capital Resources

	Year ended December 31
SUMMARY OF BALANCE SHEET	2018	2017
Cash and cash equivalents	$ 80,996	$ 108,112
Restricted cash	27,336	56,976
Total current assets	683,826	1,226,647
Total assets	2,319,308	3,906,285
Total current liabilities	10,199,318	6,469,580
Long-term debt	1,458,000	5,792,768
Total liabilities	11,657,318	12,262,348
Accumulated deficit	$ (47,578,632)	$ (44,902,363)
Total stockholders’ deficit	$ (9,338,010)	$ (8,356,063)

Our total assets decreased to $2,319,308 at December 31, 2018 from $3,906,285 at December 31, 2017. The decrease is primarily due to a $291,464 decrease in inventory to keep inventory supply in line with the lower revenues, a net decrease of $1,044,156 in property plant and equipment, a $29,640 decrease in restricted cash, a $27,116 decrease in cash, a $75,884 decrease in prepaid expenses and other assets, and a $118,717 decrease in receivables.  All of these decreases are due to the reduced revenues in 2018.

Our total liabilities at December 31, 2018 were $11,657,318 compared to $12,262,348 at December 31, 2017. The decrease consists of a decrease in accounts payables of $233,423 due to lower level of activity during the year and net convertible notes payable from related parties increased by $397,639, net convertible notes payable from non-related parties decreased by $607,594, and notes payable decreased by $301,247.  The changes in all notes payable are from new note additions, note settlements and extinguishments for common stock and restructurings, and principal and interest payments made during 2018.

At December 31, 2018, the Company had cash and cash equivalents of $80,996, a working capital deficit of $9,515,492 and accumulated deficit of $47,578,632, negative cash flows from operations, and has experienced cash flow difficulties.  The increase from the 2017 working capital deficit of $4,272,559 was due to a significant loss in assets and a reclassification of long term to short term of current liabilities.  During 2018 the Company financed its operations with net cash flows from operations, and the issuance of promissory notes.  These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.

	Year ended December 31
SUMMARY OF CASH FLOWS	2018	2017
Net cash used in operating activities	$ (512,705)	$ (1,321,130)
Net cash provided by ( used in) investing activities	--	(175,651)

	Year ended December 31
SUMMARY OF CASH FLOWS	2018	2017
Net cash provided by (used in) financing activities	(246,373)	607,787
Effect of foreign currency on cash	702,322	714,840
Net decrease in cash equivalents and restricted cash	$ (56,756)	$ (174,154)

The net cash used in operating activities decreased by $808,425 in 2018.  This is attributable to significant reductions in revenues and management’s cost reduction initiatives not keeping pace with the decline.  The initiatives included reductions in labor force, negotiating out of building leases, and paying one-time costs associated with the termination of certain contracts.

Net cash used in investing activities decreased by $175,651 in 2018 compared to 2017.  This decrease is due to no fixed asset purchases in 2018.

Net cash provided by financing activities decreased by $854,160 compared to 2017.  This decrease is due to less cash received from note issuances and no cash received from equity issuances in 2018.

Commitments and Obligations

The Company has an agreement with one vendor, Marine Life Sciences, LLC, that supplies 100% of the marine phytoplankton included in several top selling products.  If that vendor were to discontinue the supply of this ingredient, our sales could decrease significantly. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient and has no intention of obtaining it from any other provider.

As of December 31, 2018, the Company has $5,670,146 in debt that will be due in the next twelve months.  During 2017 and 2018 the Company has issued convertible promissory notes totaling $5,176,826 and $570,000, respectively, to related parties and third parties.  The principal amount of the notes and accrued interest is due and payable on or before December 31, 2019.  The notes also have a conversion feature for common shares.

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

Critical Accounting Estimates

The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did an annual analysis for the period ended December 31, 2018 and determined no adjustment to long-lived assets was needed.

The Company adjusts its inventories to lower of cost or market. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We had obsolete and slow-moving inventories which were reserved against in the amount of $40,000 at December 31, 2018.

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

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ForeverGreen Worldwide Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ForeverGreen Worldwide Corp (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

March 4, 2020

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,996	$108,112
Restricted cash	27,336	56,976
Accounts receivable	96,728	215,445
Prepaid expenses and other assets	51,455	127,339
Inventory, net	427,311	718,775
Total Current Assets	683,826	1,226,647

PROPERTY AND EQUIPMENT, net	1,635,482	2,679,638

TOTAL ASSETS	$2,319,308	$3,906,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,813,048	$2,179,096
Accounts payable, related parties	132,625	--
Accrued expenses	2,352,897	2,429,495
Deferred revenue	230,602	14,409
Current portion of notes payable	--	101,247
Current portion of convertible notes payable, related parties, net	3,079,216	963,577
Current portion of convertible notes payable, net	2,590,930	781,756
Total Current Liabilities	10,199,318	6,469,580

LONG-TERM DEBT
Notes payable, net of current portion	458,000	658,000
Convertible notes payable, related parties, net of current portion	--	1,718,000
Convertible notes payable, net of current portion	1,000,000	3,416,768
Total Long-term Liabilities	1,458,000	5,792,768
TOTAL LIABILITIES	11,657,318	12,262,348

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2018 and 2017, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 30,779,786 issued and 25,692,286 were outstanding at December 31, 2018 and 2017, respectively	30,780	26,692
Additional paid-in capital	37,106,176	37,118,264
Treasury stock	--	(1,000,000)
Accumulated other comprehensive income	1,103,666	401,344
Accumulated deficit	(47,578,632)	(44,902,363)
Total Stockholders' Deficit	(9,338,010)	(8,356,063)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,319,308	$3,906,285
The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	December 31, 2018	December 31, 2017

TOTAL REVENUES, net	$10,158,516	$18,492,769
COST OF SALES, net	3,302,543	4,571,724

GROSS PROFIT	6,855,973	13,921,045

OPERATING EXPENSES
Sales and marketing	3,413,441	7,739,550
General and administrative	4,145,368	6,680,890
Depreciation and amortization	924,831	942,572
Total Operating Expenses	8,483,640	15,363,012

NET OPERATING LOSS	(1,627,667)	(1,441,967)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	24,690	--
Loss on disposal of assets	(119,325)	--
Other income	74,994	137,493
Interest expense	(1,028,961)	(851,420)
Total Other Expense	(1,048,602)	(713,927)

Income Taxes	--	--

NET LOSS	$(2,676,269)	$(2,155,894)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	27,826,259	25,692,286

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended December 31, 2018 and 2017 is as follows:
Net Loss	$(2,676,269)	$(2,155,894)

Other Comprehensive Income – foreign currency translation	702,322	714,840

Comprehensive Loss	$(1,973,947)	$(1,441,054)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the years ended December 31, 2018 and 2017
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Deficit
	Shares	Amount	Shares	Amount	Amount
Balance, December 31, 2016	--	$ --	25,692,286	$ 26,692	$ (1,000,000)	$ 36,383,661	$ (42,746,469)	$ (313,496)	$ (7,649,612)
Beneficial conversion feature	--	--	--	--	--	734,603	--	--	734,603
Net loss for the period	--	--	--	--	--	--	(2,155,894)	--	(2,155,894)
Foreign currency translation	--	--	--	--	--	--	--	714,840	714,840
Balance, December 31, 2017	--	$ --	25,692,286	$ 26,692	$ (1,000,000)	$ 37,118,264	$ (44,902,363)	$ 401,344	$ (8,356,063)
Conversion of convertible notes	--	--	1,587,500	1,588	--	315,412	--	--	317,000
Extinguishment of debt	--	--	3,500,000	3,500	--	671,500	--	--	675,000
Retirement of treasury shares	--	--	--	(1,000)	1,000,000	(999,000)	--	--	--
Foreign currency translation	--	--	--	--	--	--	--	702,322	702,322
Net loss for the period	--	--	--	--	--	--	(2,676,269)	--	(2,676,269)
Balance, December 31, 2018	--	$ --	30,779,786	$ 30,780	$ --	$ 37,106,176	$ (47,578,632)	$ 1,103,666	$ (9,338,010)

The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,676,269)	$(2,155,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924,831	942,572
Amortization of debt discount	377,906	260,213
Expenses paid on behalf of Company	--	345,000
Gain on extinguishment of debt	(24,690)	--
Loss on disposal of assets	119,325	--
Changes in operating assets and liabilities:
Accounts receivable	118,717	(44,741)
Prepaid expenses and other assets	75,884	27,028
Other receivables	--	149,153
Inventory	291,464	762,019
Accounts payable	(366,048)	(679,119)
Accounts payable – related party	132,625	--
Deferred revenue	216,193	(67,330)
Accrued expenses	297,357	(860,031)
Net Cash Used in Operating Activities	(512,705)	(1,321,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	--	(175,651)
Net Cash Provided by (Used in) Investing Activities	--	(175,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(301,247)	(515,753)
Repayments on convertible notes payable	(75,126)	(116,460)
Proceeds from convertible notes payable	130,000	550,000
Proceeds from convertible notes payable, related parties	--	655,000
Proceeds from notes payable	--	35,000
Net Cash Provided by (Used in) Financing Activities	(246,373)	607,787
Effect of Foreign Currency on Cash	702,322	714,840

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(56,756)	(174,154)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	165,088	339,242

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$108,332	$165,088

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$77,583	$112,908
Cash paid for income taxes	--	--
(Continued)

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Cash Flows - continued

	December 31, 2018	December 31, 2017
NON-CASH INVESTING AND FINANCING ACTIVITIES

Beneficial conversion feature	$--	$734,603
Extinguishment of convertible notes payable	--	1,908,826
Extinguishment of convertible notes payable, related parties	--	1,718,000
Retirement of treasury shares	1,000,000	--
Assignment of accrued interest to convertible notes payable	247,265	--
Conversion of convertible notes payable to common stock	317,000	--
Extinguishment of convertible notes payable to common stock	675,000	--

The accompanying notes are an integral part of these consolidated financial statements

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 18, 1999 in the state of Nevada. On December 30, 1999, Whole Living Inc. acquired the assets, leases, product line and name of Brain Garden, L.L.C., a Utah limited liability company engaged in the marketing and distribution of various natural food products, oils and bath salts. The Company maintained its headquarters in Lindon, Utah.

On October 15, 2006 the Company announced they would change the combined company name to ForeverGreen Worldwide Corporation. The combined company sells products in the United States, Canada, Australia, New Zealand, Singapore, Japan, and the European Union and currently has plans to expand in other areas of the world.

Principles of Consolidation

The consolidated balance sheets and statement of operations at December 31, 2018 include the books of ForeverGreen Worldwide Corporation (Nevada) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Recognition of Revenue

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and has subsequently issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, Topic 606).

Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of Topic 606 is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance was effective for the Company beginning on January 1, 2018 with the option to adopt using either a full retrospective or a modified retrospective approach. The Company adopted Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 was recognized as an immaterial adjustment to the opening balance of retained earnings as of January 1, 2018.

The Company's sources of revenue are from the sale of various food and other natural product sales and royalties earned. The Company recognizes the sale upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances. The Company extends this return policy to its members for a 30-day period and the consumer has the same return policy in effect against the member. Returns are less than 2.0% of sales for both years presented.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues are reported net of returns. All conditions of ASC 606 are met, and the revenue is recorded upon sale, with an estimated allowance, for returns where material.

Accounts Receivable

All accounts receivable are now sales deposits processed by third parties from the prior one to three business days that have not posted to the Company's bank account. The Company evaluates the need for an allowance for doubtful accounts when it is determined that collection amounts owed is unlikely. An allowance of $0 had been recorded at December 31, 2018 and 2017, respectively.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2018, there were 37,083,833 common stock equivalents from convertible notes that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalent.

The Company is using a credit card processor that currently requires a reserve amount of $27,336 which the Company presents this as restricted cash. In 2016 the Company implemented a new credit card processor option to better serve our members world-wide. Due to the Company not having prior experience with this processor, an initial 10% reserve of all processed transactions was implemented. This is a six-month revolving reserve until the contract is modified. At December 31, 2018, the total amount of this reserve was $27,336.

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

It is our policy to capitalize certain costs incurred in connection with developing or obtaining internal use software. Capitalized software costs are included in "Property, Plant and Equipment" on our consolidated balance sheets all are primarily amortized over a 3-5 year period. Software costs that do not meet capitalization criteria are expense immediately.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2018 and 2017 is $924,831 and $942,572, respectively.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company determined no impairment adjustment was need based on the analysis for the years ended December 31, 2018 and 2017.

Inventory

Inventory is recorded at the lower of cost or market and valued on a first-in, first-out basis. Inventory consists primarily of consumable food products and ingredients. Food products are discarded as they reach the expiration dates, because the food products are made with natural foods containing a minimum of preservatives. Non-food products are reviewed periodically to determine any obsolescence and a reserve is booked when appropriate. The products have expiration dates that range from 3 months on some of the food products to 2 years for non-food products. On December 31, 2018 and 2017 there was a reserve for obsolete inventory in the amount of $40,000 and $40,000, respectively.

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

The Company has an agreement with one vendor, owned 50% by a Company director, that supplies 100% of a significant ingredient that is included in several top selling products. It could decrease sales significantly if that vendor were to discontinue the supply of this ingredient. There are other providers of that ingredient in the world, however, the Company considers this provider to have the very best quality, which is nutritionally superior to other sources of this ingredient and has no intention of obtaining it from any other provider.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

The Company recognizes revenues upon the shipment of product. As of December 31, 2018, the Company had received payment of $230,602 for sales which were not shipped as of the period end compared to $14,409 for December 31, 2017.

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

Advertising

Advertising cost are expensed as incurred and are presented as part of the general and administrative expense. Advertising expense totaled $17,320 in 2018 compared to $80,813 in 2017.

Shipping and Handling

The Company's shipping and handling costs are included in the cost of sales for all periods presented. Shipping and handling revenues are included in total revenues, net for all periods presented.

Sales and Marketing

Selling and marketing expenses include sales commissions paid to our members, special incentives, costs for incentive trips and other rewards incentives.

Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). For lessees, this standard requires that for all leases not considered to be short term, a company recognize both a right-of-use asset and lease liability on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. This standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

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

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2 - INVENTORIES

Inventories for December 31, 2018 and 2017 were classified as follows:

	2018	2017
Raw Materials	$ 298,869	$ 433,463
Finished Goods	168,442	325,312
Total Inventory	467,311	758,775
Less Reserve	(40,000)	(40,000)
Total Inventory (net of reserve)	$ 427,311	$ 718,775

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation expense is computed using the straight-line method and is recognized over the estimated lives of the property and equipment. Depreciation expense was $924,831 and $942,572 for the years ended December 31, 2018 and 2017, respectively.

Property and equipment consist of the following at December 31, 2018 and 2017:

	2018	2017
Leasehold improvements	$ 542,845	$ 600,691
Office furniture & fixtures	126,379	271,984
Equipment	86,679	619,567
Vehicles	--	72,154
Computer equipment	481,998	973,944
Computer software	3,680,990	4,446,765
Total Fixed Assets	4,918,891	6,985,105
Accumulated depreciation	(3,283,409)	(4,305,467)
Property and equipment, net	$ 1,635,482	$ 2,679,638

During 2018 the company began to downsize and as a result disposed of unused and broken assets totaling $2,066,214. Of these assets, approximately 1,946,889 had been depreciated. The end result is a loss on disposal of approximately $119,325.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31,2018 and 2017:

	2018	2017
Accrued employee benefits	$ 49,792	$ 103,206
Accrued taxes	959,087	1,082,008
Accrued member commissions	582,913	573,840
Accrued Interest	738,618	535,071
Other accrued liabilities	22,487	135,370
Total	$ 2,352,897	$ 2,429,495

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 5 - DEBT

Notes Payable

Notes payable consisted of the following as of December 31, 2018 and December 31, 2017:

Balance December 31, 2017	$ 759,247
Cash additions	--
Cash payments	(301,247)
Balance December 31, 2018	$ 458,000
Less current portion December 31, 2018	--
Total long-term December 31, 2018	458,000

Convertible Notes Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of December 31, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 4,198,524
Cash additions	130,000
Cash payments	(75,126)
Conversions to common stock	(890,000)
Assignment of interest	131,049
Amortization of debt discounts	96,483
Balance December 31, 2018, net	$ 3,590,930
Less current portion December 31, 2018	2,590,930
Total long-term December 31, 2018	1,000,000

Issued Notes

On April 16, 2018 the Company issued a convertible promissory note for $75,000 to a non-related party.  The note has an interest rate of 10% and is secured by the Company’s inventory.  The principal amount of the note and all accrued interest is due and payable on or before December 31, 2018.  The default note rate is 15%.  The note has a conversion feature for common shares at $0.08 per share and is currently in default.

On June 29, 2018 the Company issued a convertible promissory note for $55,000 to a non-related party.  The note has an interest rate of 10% and is secured by the Company’s inventory.  The principal amount of the note and all accrued interest is due and payable on or before September 30, 2018.  The default note rate is 15%. The note has a conversion feature for common shares at $0.12 per share and is currently in default.

Converted Notes

On July 25, 2018, the Company extinguished an outstanding convertible note with a principal balance of $240,000 and no accrued interest. The principal amount of the note is due and payable on December 31, 2019.  The note has a conversion feature for common shares of $0.20. The company issued 1,200,000 shares.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 5 – DEBT (continued)

On July 27, 2018, the Company extinguished an outstanding convertible note with a principal balance of $200,000 and no accrued interest. The principal amount of the note is due and payable on December 31, 2019.  The note has a conversion feature for common shares of $0.20. The company issued 1,000,000 shares.

On August 5, 2018, the Company extinguished an outstanding convertible note with a principal balance of $200,000 and $59,690 accrued interest. The principal amount of the note is due and payable on August 31, 2015. The note has a conversion feature for common shares of $0.20. The company issued 1,300,000 shares.

On August 5, 2018, the Company extinguished an outstanding convertible note with a principal balance of $200,000 and $63,500 accrued interest. The principal amount of the note is due and payable on December 31, 2019. The note has a conversion feature for common shares of $0.20. The company issued 1,320,000 shares.

On August 10, 2018, the Company extinguished an outstanding convertible note with a principal balance of $50,000 and $3,500 accrued interest. The principal amount of the note is due and payable on December 31, 2019. The note has a conversion feature for common shares of $0.20. The company issued 267,500 shares.

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of December 31, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 2,681,577
Cash additions	--
Cash payments	--
Conversions to common stock	--
Assignment of interest	$ 116,216
Amortization of debt discounts	$ 281,423
Balance December 31, 2018, net	$ 3,079,216
Less current portion December 31, 2018	$ 3,079,216
Total long-term December 31, 2018	--

NOTE 6 - COMMON STOCK

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

December 31, 2018 and 2017

NOTE 6 - COMMON STOCK (continued)

On August 10, 2018 the Company converted $53,500 of debt for 267,500 shares of commons stock. The effective exercise price was $0.20 per share.

There were no stock issuances during the year ended December 31, 2017.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has note payable agreements with related parties. See Note 5 and Item 13 for obligations under the agreements

NOTE 8 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are record based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net deferred tax assets consist of the following components as of:

	December 31,
	2018	2017
Net operating loss carry forwards	$10,240,462	$8,617,327
Accrued commissions	153,022	316,805
Inventory differences	40,000	40,000
Employee accruals	43,531	272,763
Depreciation and amortization	(924,831)	(942,573)
U.S. federal credits	--	80,148
Allowance for doubtful accounts	--	499,985
Other	--	--
Valuation allowance	(9,552,184)	(8,884,455)
Net deferred taxes	$--	$--

The Company assesses the need for a valuation allowance against its deferred income tax assets at December 31, 2018. Factors considered in this assessment include recent and expected future earnings and the Company's liquidity and equity positions. As of December 31, 2018, and 2017, the Company has determined that a valuation allowance is necessary against the entire amount of its net deferred income tax asset.

Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than no to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company's tax return that do not meet these recognition and measurement standards.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 8 - PROVISION FOR INCOME TAXES (continued)

The Company had no liabilities for unrecognized tax benefits and the Company has recorded no additional interest or penalties.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases facilities and warehouses under operating leases with terms ranging from 12 months to 120 months. The total rent expense recorded in 2018 was $329,146. The future annual non-cancelable operating lease payments on these leases are as follows:

                 Total Lease Commitments:

2019	285,867
2020	292,093
2021	300,856
2022	309,881
2023	319,178
Thereafter	638,377
Total	$ 2,146,252

The Company has evaluated commitments and contingencies from the balance sheet date through the date the financial statements were issued and has determined that there are no such commitments and contingencies that would be a material impact on the financial statements.

NOTE 10 - CONCENTRATION OF RISK

The Company purchases its signature product ingredient of Marine Phyto Plankton from an independent supplier during the years ended December 31, 2018 and 2017. This material is significant in several of our top selling products. If our vendor were to discontinue supplying those materials, it could decrease sales significantly. The Company recognizes there are other providers but consider this supplier to have the very best quality. This main vendor, Marine Life Science, is 50% owned by a director.

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the accompanying consolidated financial statements, the Company has working capital deficit of $9,515,492 and accumulated deficit of $47,578,632 at December 31, 2018, negative cash flows from operations, and has experienced cash flow difficulties. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

The Company continues to monitor its cost structure and implements cost saving measures deemed to be effective. The Company has initiated some new marketing initiatives to stimulate growth in its monthly revenues, which combined with some new equity financing is allowing the Company to continue to invest in its expansion plan. This plan has involved hosting a number of industry leaders who are performing their due diligence on our Company. Additionally, we expect we will take advantage of some international expansion opportunities. These expansion opportunities will continue to be evaluated and those which provide the best opportunity for success will be pursued on a priority basis. New products have been and will continue to be introduced to bolster Member recruiting and sales. Management will make improvements to the marketing

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 11 - GOING CONCERN (continued)

plan to enhance the success that is developed. The Company intends to seek debt and equity financing as necessary.

NOTE 12 - SUBSEQUENT EVENTS

On May 20, 2019, the Company issued a convertible promissory note for $100,000 to a non-related party. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2020. The note has a conversion feature for common shares at $0.07 per share.

On May 20, 2019, the Company issued a convertible promissory note for $100,000 to a non-related party. The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2020. The note has a conversion feature for common shares at $0.07 per share.

On August 30, 2019, the Company issued a convertible promissory note for $361,082 to a non-related party.  The note has an annual interest rate of 10% and is secured by the Company’s inventory.  The principal amount of the note and all accrued interest is due and payable on or before December 31, 2021.  The note has a conversion feature for common shares at $0.06 per share.

On December 12, 2019, the Company issued a convertible promissory note for $171,407 to a non-related party.  The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2020. The note has a conversion feature for common shares at $0.06 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent registered public accounting firm on accounting financial disclosure during the past two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of December 31, 2018.

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

For the year ended December 31, 2018, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was not effective as of December 31, 2018. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a small reporting company we are not subject to that requirement.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers and their respective ages and positions and biographical information are presented below.  Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Term of Director
Ronald K. Williams	58	Director	From January 2006 until our next annual meeting
George H. Brimhall II	77	Director	From April 2008 until our next annual meeting
John S. Clayton	55	Director Secretary	From April 2008 until our next annual meeting
Allen K. Davis	57	Chief Executive Officer
Jeanette K. Foss	48	Treasurer Chief Financial Officer

Ronald K. Williams – Mr. Williams was an original founder of Whole Living Inc. in 1998 and served as Director, President and CEO of Whole Living, Inc. from November 1998 to October 2002.  Mr. Williams was appointed a Director of ForeverGreen Worldwide Corporation in 2006.  He served as President and CEO from January 2006 to April 2017 and served as Secretary and Treasurer from March 2013 to February 2014.  He formed, and he launched

ForeverGreen International, LLC operations in May 2004.  He started in the network marketing industry in the 1980's as a member for NuSkin International and learned the trade and business with them.  He then went on to Neways International and became its Vice-President of Sales and Marketing.  Then he served as a Senior Executive at Young Living Essential Oils.

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

Allen K. Davis  –  Mr. Davis was appointed as Chief Executive Officer on September 18, 2019.  He has had over 25 years of experience as general counsel and/or compliance, operations and executive management in the direct selling industry.  From June 2019 to September 2019 Mr. Davis served as Chief Operations Manager for the Company’s wholly-owned subsidiary, ForeverGreen International, LLC.  In this position he managed operations, finance and IT.  From November 2018 to June 2019 he was a consultant for Davis & Associates, which provided consulting services related to legal and operational issues of various companies.   From October 2018 to the present he has been the owner and CEO of Qnigue, an online marketplace that markets and sells dietary supplements and personal care products.  From September 2016 through October 2018, he was CEO of Tavala, a company which sold weight loss products and other dietary and personal care products.  From November 2015 to August 2016 he was the CEO of Divvee.Social, a new affiliate-based marketing company with an online shopping experience. From February 2015 to November 2015 he served as General Counsel and VP Operations for TruVision Health.  Mr. Davis received a Juris Doctorate from J. Reuben Clark Law School and a Bachelor of Arts – Economics from Brigham Young University.

Jeanette K. Foss  –  Ms Foss was appointed as Chief Financial Officer and Treasurer on September 18, 2019.  She has been offering financial and accounting services in different industries to non-profits and for profit entities since 1998.  From January 2018 to November 2018 she served as Chief Financial Officer of Eatery Essentials, a company providing paper and plastic products which had over $34 million in revenues.  From October 2016 through April 2017 she served as Plant Controller for Wastequip, Toter Division, an international manufacturing company which built carts.  From September 2015 through October 2016 she served as Controller, North America, for Davey Bickford USA, Inc., a company that provided detonators and blasting systems.  From August 2014 through August 2015 she was the Controller for DevonWay, Inc., a global SaaS startup.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2018, we believe former principal officers, Joseph Jensen and Blake Cloward, did not file Forms 3.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables show the compensation paid to our named executive officers in all capacities during the fiscal years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation (1)	Total
Joseph Jensen Former PEO	2018	$ 118,488	--	$ 118,488
	2017	$ 120,298	--	$ 120,298
Blake C. Cloward Former PFO	2018	$ 127,116	--	$ 127,116
	2017	$ 28,846	--	$ 28,846
John S. Clayton Secretary	2018	--	--	--
	2017	--	--	--
Patrick Redford Former CEO	2018	$ 94,511	--	$ 94,544
	2017	$ 134,581	$ 28,989	$ 163,570
Jack B Eldridge Former CFO	2018	--	--	--
	2017	$ 105,412	--	$ 105,412
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

Outstanding Equity Awards

The named executive officers did not have any outstanding equity awards at December 31, 2018.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We did not have any equity compensation plans in effect at December 31, 2018.

Beneficial Owners

The following tables set forth the current beneficial ownership of our management and any other person or group who beneficially owns more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 30,779,786 shares of common stock outstanding as of March 4, 2020.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Ronald K. Williams	1,883,128	6.1
George H. Brimhall II	3,702,404	12.0
John S. Clayton	1,520,891 (1)	4.9
All executive officers and directors as a group	7,106,423	23.0
(1) Represents 394,388 shares held by Mr. Clayton and 1,126,503 shares held by his company, First Equity Holdings Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following information summarizes transactions we engaged in for the fiscal year ended December 31, 2018 involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

In December 2018, Joseph Jensen, our former Principal Executive Officer, loaned the Company $24,000 for payment of operating expenses.  That loan has been documented as an account payable related party.

From June through December 2018, First Equity Holdings Corp., a company owned by John S. Clayton, our

Director, loaned the Company $108,625 for payment of operating expenses.  Those loans have been documented as accounts payable related transactions.

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

	2018	2017
Audit fees	$ 97,500	$ 97,500
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 19 through 35.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 19, 2006)
4.6	Description of Securities
10.1	Lease agreement between ForeverGreen International LLC and WI Commercial West Lindon LLC, dated September 29, 2015 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed November 14, 2016)
21.1	Subsidiaries of ForeverGreen
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Allen K. Davis Allen K. Davis Chief Executive Officer	Date: March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Allen K. Davis Allen K. Davis Chief Executive Officer	Date: March 4, 2020
By: /s/ Jeanette K. Foss Jeanette K. Foss Chief Financial Officer	Date: March 4, 2020
By: /s/ Ronald K. Williams Ronald K. Williams Director	Date: March 4, 2020
By: /s/ John S. Clayton John S. Clayton Director and Secretary	Date: March 4, 2020