Form 10-K/A
period 2018-12-31
FOREVERGREEN WORLDWIDE CORP
filed 2020-09-10
CIK 1091983

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                                                                               [   ]

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the 18,172,342 shares of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.11) on the last business day of its most recently completed second fiscal quarter (June 30, 2018) was approximately $1,998,957.

As of September 10, 2020, the registrant had 30,779,786 outstanding shares of common stock, par value $0.001.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	45
Signatures		46

EXPLANATORY NOTE

ForeverGreen Worldwide Corporation (“the Company”) is filing this amendment to the Form 10-K filed on March 4, 2020, due to the fact that the Company filed its annual report on Form 10-K for the period ended December 31, 2018, without completing the independent public accountants review of the Form 10-K.  The accountants had not yet received the management representation letter required to finish their audit of the consolidated financial statements under professional standards and procedures conducted for such audits, as established by generally accepted auditing standards.  Accordingly, the Company’s management and the independent registered public accountants determined that the previously issued consolidated financial statements included in our annual report on Form 10-K for the period ended December 31, 2018 should not be relied upon.

This Form 10-K/A, Amendment No. 1, does not include any changes to the financial statements other than a currently dated auditors’ report.  Item 9B. Other Information and Item 10. Directors, Executive Officers and Corporate Governance have been updated to reflect changes in our executive officers.  Other than these changes, this Form 10-K, Amendment No. 1, does include subsequent events occurring after the original filing date of the Form 10-K.

We are filing this amendment and re-executed Section 305 and Section 906 certifications as required by the Sarbanes-Oxley Act of 2002.

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

Products

During 2018 five key differentiators separated ForeverGreen from our competitors in the direct sales and traditional consumer spaces.   One is our unique global express model delivery method, enabling the Company to deliver a number of its products to many countries around the world both economically and efficiently. The second is our top selling, patented, pain relief adhesive strip known as PowerStrips ™, listed as a class one medical device with the Food and Drug Administration.  The third is our proprietary marine phytoplankton nutritional component which is sourced through exclusive strategic partnerships in both farming and processing. The fourth is our patent-pending Aqueous Molecular Partitioning (AMP ™) technology which renders ingredients water-soluble without the use of chemicals or heat which may compromise the nutritional value or health benefits of many processed foods.  The fifth is our industry exclusive license agreement to the patented ingredients in KetonX™, the flagship product of the Ketopia weight management product line.

ForeverGreen’s mission is to produce and deliver products that improve total health through a diet of whole foods and beverages and high-quality natural products as an alternative to fractionated, processed pills and supplements. We take pride in our commitment to offer all natural, clean, and/or organic products, including:

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

Members and their customers pay for products prior to shipment, incurring minimal accounts receivable. Members and customers have access to place orders online through the ForeverGreen website or by phone through our in-

house call center. Typically, Members and customers pay for their product orders by credit card. Less than 8% of our sales are paid with check or bank deposit.

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

ITEM 2.  PROPERTIES

On September 29, 2015 the Company signed a ten-year lease with WI Commercial West Lindon, LLC, for our offices and warehouse located in Lindon, Utah.  The current lease rate for that building is $23,573 per month and the Company is leasing 32,720 square feet. The Company currently subleases one half of the total square footage.

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

On February 19, 2019, Axcess Global Sciences, LLC and Pruvit Ventures, Inc. (collectively “AGS”), filed a complaint against FGI in the United States District Court for the Eastern District of Texas seeking damages and injunctive relief.  The complaint alleges that FGI’s KetonX product infringes U.S. Patent Nos. 9,138,420 and 9,675,577 (collectively the “Patents in Suit”) and seeks damages and injunctive relief.  AGS filed a motion for a preliminary injunction on March 21, 2019.  FGI filed a motion to dismiss AGS’s complaint, based on a lack of standing and based on a license agreement granted by AGS for the Patents in Suit.  At the same time, FGI filed an opposition to AGS’s motion for a preliminary injunction alleging, among other things, that AGS lacks standing to bring suit, that the Patents in Suit are invalid, that there is no irreparable harm to AGS based on the sale of the KetonX product, and that AGS is unlikely to prevail on the merits.  On November 11, 2019, the parties settled the matter during mediation.  FGI agreed to discontinue selling the KetonX product worldwide, and the court has dismissed the action.

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

On March 20, 2019, KPMG Global sent FGI a claim for service of approximately $350,000.  FGI and KPMG Global have agreed to settle the claim for $23,773.

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

Holders

At December 31, 2018, and September 10, 2020 the Company had 155 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.  Our transfer agent, Standard Registrar and Transfer Company, Inc., is located in Salt Lake City, Utah.

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

Our total liabilities at December 31, 2018 were $11,657,318 compared to $12,262,348 at December 31, 2017. The decrease consists of a decrease in accounts payables of $233,423 due to lower level of activity during the year and net convertible notes payable from related parties increased by $397,639, net convertible notes payable from non-related parties decreased by $607,594 and notes payable decreased by $301,247.  The changes in all notes payable are from new note additions, note settlements and extinguishments for common stock and restructurings, and principal and interest payments made during 2018.

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

Salt Lake City, UT

September 10, 2020

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,996	$108,112
Restricted cash	27,336	56,976
Accounts receivable	96,728	215,445
Prepaid expenses and other assets	51,455	127,339
Inventory, net	427,311	718,775
Total Current Assets	683,826	1,226,647

PROPERTY AND EQUIPMENT, net	1,635,482	2,679,638

TOTAL ASSETS	$2,319,308	$3,906,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,813,048	$2,179,096
Accounts payable, related parties	132,625	--
Accrued expenses	2,352,897	2,429,495
Deferred revenue	230,602	14,409
Current portion of notes payable	--	101,247
Current portion of convertible notes payable, related parties, net	3,079,216	963,577
Current portion of convertible notes payable, net	2,590,930	781,756
Total Current Liabilities	10,199,318	6,469,580

LONG-TERM DEBT
Notes payable, net of current portion	458,000	658,000
Convertible notes payable, related parties, net of current portion	--	1,718,000
Convertible notes payable, net of current portion	1,000,000	3,416,768
Total Long-term Liabilities	1,458,000	5,792,768
TOTAL LIABILITIES	11,657,318	12,262,348

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock; no stated par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2018 and 2017, respectively	--	--
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 30,779,786 issued and 25,692,286 were outstanding at December 31, 2018 and 2017, respectively	30,780	26,692
Additional paid-in capital	37,106,176	37,118,264
Treasury stock	--	(1,000,000)
Accumulated other comprehensive income	1,103,666	401,344
Accumulated deficit	(47,578,632)	(44,902,363)
Total Stockholders' Deficit	(9,338,010)	(8,356,063)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,319,308	$3,906,285
The accompanying notes are an integral part of these consolidated financial statements

ForeverGreen Worldwide Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	December 31, 2018	December 31, 2017

TOTAL REVENUES, net	$10,158,516	$18,492,769
COST OF SALES, net	3,302,543	4,571,724

GROSS PROFIT	6,855,973	13,921,045

OPERATING EXPENSES
Sales and marketing	3,413,441	7,739,550
General and administrative	4,145,368	6,680,890
Depreciation and amortization	924,831	942,572
Total Operating Expenses	8,483,640	15,363,012

NET OPERATING LOSS	(1,627,667)	(1,441,967)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	24,690	--
Loss on disposal of assets	(119,325)	--
Other income	74,994	137,493
Interest expense	(1,028,961)	(851,420)
Total Other Expense	(1,048,602)	(713,927)

Income Taxes	--	--

NET LOSS	$(2,676,269)	$(2,155,894)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	27,826,259	25,692,286

COMPREHENSIVE LOSS
A summary of the components of other comprehensive loss for the fiscal years ended December 31, 2018 and 2017 is as follows:
Net Loss	$(2,676,269)	$(2,155,894)

Other Comprehensive Income – foreign currency translation	702,322	714,840

Comprehensive Loss	$(1,973,947)	(1,441,054)

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciable asset lives range from 3 to 7 years with leasehold improvements being depreciated over the lesser.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of the term of the lease or the life of the improvements. Depreciation expense for the period ended December 31, 2018 and 2017 is $924,831 and $942,572, respectively

Impairment of Long-Lived Assets

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

During 2018 the company began to downsize and as a result disposed of unused and broken assets totaling approximately $2,066,214. Of these assets, approximately 1,946,889 had been depreciated. The end result is a loss on disposal of approximately $119,325.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2018 and 2017:

	2018	2017
Accrued employee benefits	$ 49,792	$ 103,206
Accrued taxes	959,087	1,082,008
Accrued member commissions	582,913	573,840
Accrued Interest	738,618	535,071
Other accrued liabilities	22,487	135,370
Total	$ 2,352,897	$ 2,429,495

NOTE 5 - DEBT

Notes Payable

Notes payable consisted of the following as of December 31, 2018 and December 31, 2017:

Balance December 31, 2017	$ 759,247
Cash additions	--
Cash payments	(301,247)
Balance December 31, 2018	$ 458,000
Less current portion December 31, 2018	--
Total long-term December 31, 2018	$ 458,000

Convertible Notes Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of December 31, 2018 and December 31, 2017:

Balance December 31, 2017, net	$ 4,198,524
Cash additions	130,000
Cash payments	(75,126)
Conversions to common stock	(890,000)
Assignment of interest	131,049
Amortization of debt discounts	96,483
Balance December 31, 2018, net	$ 3,590,930
Less current portion December 31, 2018	2,590,930
Total long-term December 31, 2018	$ 1,000,000

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

Converted Notes

On July 25, 2018, the Company extinguished an outstanding convertible note with a principal balance of $240,000 and no accrued interest. The principal amount of the note was due and payable on December 31, 2019.  The note has a conversion feature for common shares of $0.20. The company issued 1,200,000 shares.

On July 27, 2018, the Company extinguished an outstanding convertible note with a principal balance of $200,000 and no accrued interest. The principal amount of the note was due and payable on December 31, 2019.  The note has a conversion feature for common shares of $0.20. The company issued 1,000,000 shares.

On August 5, 2018, the Company extinguished an outstanding convertible note with a principal balance of $200,000 and $59,690 accrued interest. The principal amount of the note was due and payable on August 31, 2015.  The note has a conversion feature for common shares of $0.20. The company issued 1,300,000 shares.

On August 5, 2018, the Company extinguished an outstanding convertible note with a principal balance of $200,000 and $63,500 accrued interest. The principal amount of the note was due and payable on December 31, 2019.  The note has a conversion feature for common shares of $0.20. The company issued 1,320,000 shares.

On August 10, 2018, the Company extinguished an outstanding convertible note with a principal balance of $50,000 and $3,500 accrued interest. The principal amount of the note was due and payable on December 31, 2019.  The note has a conversion feature for common shares of $0.20. The company issued 267,500 shares.

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

On May 8, 2020, the Company receive a Small Business Administration loan for $236,996 as part of the United States government’s Paycheck Protection Program.  The Paycheck Protection Program is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met and the funds are used for eligible expenses.  The Company believes that it has complied with the regulations of the Small Business Administration in order to receive forgiveness of the loan.

FOREVERGREEN WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 12 - SUBSEQUENT EVENTS (continued)

On September 1, 2020, the Company issued a convertible promissory note for $100,000 to a non-related party.  The note has an annual interest rate of 10% and is secured by the Company's inventory. The principal amount of the note and all accrued interest is due and payable on or before December 31, 2021. The note has a conversion feature for common shares at $0.05 per share.

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

ITEM 9B.  OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 13, 2020, the Company’s Board of Directors removed Jeanette K. Foss from the positions of Chief Financial Officer and Treasurer.

On May 13, 2020, the Board of Directors appointed John W. Haight as Principal Financial Officer and Controller of the Company.  Mr. Haight is not related to any affiliate of the Company and prior to his appointment he has not been involved in any related party transactions involving the Company’s executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

On May 13, 2020, the Board of Directors appointed John Clayton as Treasurer.

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

Name	Age	Position Held	Term of Director
Ronald K. Williams	59	Director	From January 2006 until our next annual meeting
George H. Brimhall II	78	Director	From April 2008 until our next annual meeting

Name	Age	Position Held	Term of Director
John S. Clayton	56	Director Secretary and Treasurer	From April 2008 until our next annual meeting
Allen K. Davis	57	Chief Executive Officer
John W. Haight	56	Principal Financial Officer

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

John S. Clayton  –  Mr. Clayton was appointed as a Director in April 2008.  He was appointed as Secretary in February 2014 and he was appointed Treasurer on May 13, 2020.  Since 2002 he has been self-employed with First Equity Holdings Corp., an investment company.

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

John W. Haight –  Mr. Haight has served as Accounting Manager for our wholly-owned subsidiary, ForeverGreen International, LLC, from December 2019 to the present.  From March 2019 through December 2019 he was a Consultant for Robert Half S.P.S., a temporary agency for accounting services.  He was unemployed due to a back injury from December 2017 through March 2019.  From October 2016 to May 2017 he was employed as an accountant by PMBS/RPM-Wasatch and from January 2012 through February 2016 he was a controller at Stan Bonham Co.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation (1)	Total
Joseph Jensen Former PEO	2018	$ 118,488	--	$ 118,488
	2017	$ 120,298	--	$ 120,298
Blake C. Cloward Former PFO	2018	$ 127,116	--	$ 127,116
	2017	$ 28,846	--	$ 28,846
John S. Clayton Secretary	2018	--	--	--
	2017	--	--	--
Patrick Redford Former CEO	2018	$ 94,511	--	$ 94,511
	2017	$ 134,581	$ 28,989	$ 163,570
Jack B Eldridge Former CFO	2018	--	--	--
	2017	$ 105,412	--	$ 105,412
(1) Represents sales and growth incentives and Company provided health benefits.

We do not have any employment contracts with the above-named executive officers.  We do not offer a retirement benefit plan to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

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

From June through December 2018, First Equity Holdings, owned by John S. Clayton, our Director, loaned the Company $108,625 for payment of operating expenses.  Those loans have been documented as accounts payable related transactions.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of ForeverGreen Worldwide Corp. are included in this report under Item 8 on pages 20 through 36.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

3 (i)	Articles of incorporation, as revised (Incorporated by reference to exhibit 3.1 for Form 8-K, as amended, filed December 18, 2006)
3(ii)	Bylaws, as revised (Incorporated by reference to exhibit 3.2 for Form 8-K, as amended, filed December 19, 2006)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 for Form 10-K, filed March 4, 2020)
10.1	Lease agreement between ForeverGreen International LLC and WI Commercial West Lindon LLC, dated September 29, 2015 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed November 14, 2016)
21.1	Subsidiaries of ForeverGreen (Incorporated by reference to exhibit 21.1 for Form 10-K, filed March 4, 2020)
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

FOREVERGREEN WORLDWIDE CORPORATION By: /s/ Allen K. Davis Allen K. Davis Chief Executive Officer	Date: September 10, 2020